Form 10-Q
period 1995-06-30
COMPTEK RESEARCH INC/NY
filed 1995-08-11
CIK 720031

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _________________________

                         Commission file number  1-8502
                                                --------

                            COMPTEK RESEARCH, INC.
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          New York                                16-0959023
- -----------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employee Identification No.)
incorporation or organization)


2732 Transit Road, Buffalo, New York               14224-2523
- -----------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code       (716) 677-4070
                                                     ------------------------

                                  Not Applicable
- -----------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes    X          No
                                             -----           -----

        Class                           Outstanding at July 28, 1995
- -----------------------------------------------------------------------------
Common $.02 Par Value                           4,459,740

                             COMPTEK RESEARCH, INC.

                                     INDEX



                                                                                                    PAGE
PART I.    FINANCIAL INFORMATION                                                                   NUMBER
                                                                                                   ------
           Item 1.   Financial Statements

           Consolidated Condensed Balance Sheets
           June 30, 1995, and March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .     3

           Consolidated Condensed Statements of Operations
           Thirteen Weeks Ended June 30, 1995,
           and July 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

           Consolidated Condensed Statements of Cash Flows
           Thirteen Weeks Ended June 30, 1995,
           and July 1, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

           Consolidated Statement of Changes in Shareholders' Equity
           Thirteen Weeks Ended June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . .     6

           Notes to the Consolidated Condensed Financial Statements   . . . . . . . . . . . . . .     7

           Report of Independent Auditors   . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II.   OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .    11

           Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    12




                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                     JUNE 30,                MARCH 31,
                                                                                       1995                     1995
                                                                                     --------               -----------
                                                                                   (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                                          $          71           $         71
Receivables (net of allowance for doubtful accounts
   of $15 at June 30, 1995, and $47 at March 31, 1995)                                     3,265                  4,692
Costs and estimated earnings in excess of
   billings on uncompleted contracts                                                       6,338                  5,750
Inventories                                                                                  220                  1,703
Other assets                                                                                 823                    841
                                                                                   -------------          -------------

          Total current assets                                                            10,717                 13,057
                                                                                   -------------          -------------

Equipment and leasehold improvements, net of accumulated
   depreciation and amortization of $9,503 at June 30, 1995 and
   $10,442 at March 31, 1995                                                               1,943                  3,092

Deferred income taxes                                                                        343                     35
Investment in ARIA Wireless Systems, Inc.                                                  7,007                  1,949
Other assets                                                                                 230                  3,008
                                                                                   -------------          -------------

Total assets                                                                       $      20,240          $      21,141
                                                                                   =============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current installments of long-term debt                                             $          20          $         187
Accounts payable                                                                           1,480                  2,953
Accrued salaries and benefits                                                              2,451                  2,783
Other accrued liabilities                                                                  2,081                  1,699
                                                                                   -------------          -------------

          Total current liabilities                                                        6,032                  7,622
                                                                                   -------------          -------------

Long-term debt, excluding current installments                                             3,000                  2,244
                                                                                   -------------          -------------

Shareholders' Equity:
Common stock                                                                                  95                     94
Additional paid-in capital                                                                 9,743                  9,606
Retained earnings                                                                          2,528                  2,770
                                                                                   -------------          -------------

                                                                                          12,366                 12,470

Less cost of treasury shares                                                               1,158                  1,195
                                                                                   -------------          -------------

          Total shareholders' equity                                                      11,208                 11,275
                                                                                   -------------          -------------

Total liabilities and shareholders' equity                                             $  20,240          $      21,141
                                                                                   =============          =============

See accompanying notes to consolidated condensed financial statements



                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THIRTEEN WEEKS ENDED
                                                              JUNE 30,                JULY 1,
                                                                1995                   1994
                                                            -----------             ----------

Net sales                                                   $    12,055             $   14,138

Costs and expenses:
   Cost of sales                                                 10,076                 12,161
Selling, general and administrative                               1,736                  1,662
   Research and development                                         482                    476
   Other expense                                                     25                     27
                                                            -----------             ----------

   Total costs and expenses                                      12,319                 14,326
                                                            -----------             ----------

Loss before income taxes and equity in
   net earnings (loss) of affiliate                                (264)                  (188)

Income tax benefit                                                 (100)                   (75)
                                                            -----------           ------------

Loss before equity in net earnings
   (loss) of affiliate                                             (164)                  (113)

Equity in net earnings (loss) of affiliate                          (78)                     3
                                                            -----------             ----------

Net loss                                                    $      (242)            $     (110)
                                                            -----------             ----------

Net loss per share                                          $      (.05)            $     (.03)
                                                            ===========             ==========

Weighted average number of common shares                          4,415                  4,335
                                                            ===========             ==========


See accompanying notes to consolidated condensed financial statements




                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                          THIRTEEN WEEKS ENDED
                                                                                    JUNE 30,                JULY 1,
                                                                                      1995                    1994
                                                                                   ----------              ---------
Cash flows from operating activities:
   Net loss                                                                        $     (242)             $     (110)
                                                                                   ----------              ----------
   Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
          Depreciation and amortization                                                   233                     505
          Deferred income taxes                                                          (167)                    (75)
          Assets held for sale                                                           ----                     811
          Other assets                                                                     58                    ----
          Equity in net (earnings) loss of affiliate                                       78                      (3)
          Changes in assets and liabilities providing (using) cash:
              Accounts receivable                                                         826                   2,758
              Costs and estimated earnings in excess of billings
                on uncompleted contracts                                                 (605)                 (1,464)
              Inventories                                                                (556)                   (534)
              Other current assets                                                        (96)                     (5)
              Accounts payable and accrued liabilities                                   (208)                   (397)
          Other                                                                          ----                     (64)
                                                                                   ----------              ----------

Total adjustments                                                                        (437)                  1,532
                                                                                   ----------              ----------

Net cash provided (used) by operating activities                                   $     (679)             $    1,422
                                                                                   ----------              ----------

Cash flows from investing activities:
   Expenditures for equipment and leasehold improvements                           $     (352)             $     (652)
   Notes receivable                                                                       100                    ----
   Proceeds from sale of equipment                                                       ----                      15
                                                                                   ----------              ----------

Net cash used by investing activities                                              $     (252)             $     (637)
                                                                                   ----------              ----------

Cash flow from financing activities:
   Net proceeds from (repayment of) revolving debt                                 $      756              $     (892)
   Sale of treasury shares                                                                170                      73
   Issuance of stock under Equity Incentive Plan                                            5                      36
                                                                                   ----------              ----------

Net cash provided (used) by financing activities                                   $      931              $     (783)
                                                                                   ----------              ----------

Net increase in cash and cash equivalents                                          $     ----              $        2

Cash and cash equivalents at beginning of year                                             71                      45
                                                                                   ----------              ----------

Cash and cash equivalents at end of period                                         $       71              $       47
                                                                                   ==========              ==========

Non-cash investing and financing activities:
   Contribution of net assets of a subsidiary to ARIA Wireless
     Systems, Inc. (note 5)                                                        $    6,994              $     ----
                                                                                   ==========              ==========

See accompanying notes to consolidated condensed financial statements





                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY


                       THIRTEEN WEEKS ENDED JUNE 30, 1995
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)





                                                       ADDITIONAL
                                          COMMON        PAID-IN          RETAINED       TREASURY
                                          STOCK         CAPITAL          EARNINGS         STOCK           TOTAL
                                        ---------     -----------       ----------     ----------        -------
Balance at March 31, 1995              $       94     $      9,606      $    2,770     $   (1,195)      $   11,275

Net loss                                     ----             ----            (242)          ----             (242)

Issuance of 1,200 common shares under
     Equity Incentive Plan                    ---                5            ----           ----                5

Sale of 12,196 treasury shares                  1              132            ----             37              170
                                       ----------      -----------      ----------      ---------        ---------

Balance at June 30,  1995              $       95      $     9,743      $    2,528      $  (1,158)       $  11,208
                                       ==========      ===========      ==========      =========        =========



See accompanying notes to consolidated condensed financial statements


                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)




1. In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is the Company's policy to end its first three quarterly accounting periods on the last Friday of each quarter, which includes thirteen weeks of operations. The fourth quarter ends on March 31. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements, which should be read in conjunction with these statements.

    The results of operations for the thirteen weeks ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2. Costs and estimated earnings in excess of billings on uncompleted contracts primarily represent revenue recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.


3. During the thirteen weeks ended June 30, 1995, 12,196 common shares were sold from the Company's treasury shares and none were purchased. The total number of treasury shares as of June 30, 1995 is 287,578.


4. The Company granted 162,200 options to purchase stock through its equity incentive stock plan during the quarter ended June 30, 1995. Options for 204,278 shares were exercisable and 446,590 stock options were outstanding at June 30, 1995.


5. On June 6, 1995, effective May 31, 1995 for financial statement purposes, the shareholders of ARIA Wireless Systems, Inc. (old ARIA), including the Company, completed a transaction to form and capitalize a new entity, which will continue to use the ARIA Wireless Systems, Inc. name (New ARIA). New ARIA will succeed to the commercial telecommunications business of old ARIA. As a result of this transaction, New ARIA will control all aspects of engineering, manufacturing, marketing and sale of the DataMover(R) and other related products. Previously these activities were split between Comptek Telecommunications, Inc. (CTI), a subsidiary of the Company, and old ARIA.


    As its part of this transaction, the Company contributed the following net assets of CTI to New ARIA:

                                                                Amount
                                                                ------
                                                            (In thousands)
      Net current assets (primarily inventory)                $       736
      Net equipment and leasehold improvements                      1,268
      Long-term receivable                                          2,295
      Intangible assets, primarily software
        development costs                                           2,695
                                                              -----------

                                                              $     6,994
                                                              ===========



                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)





    In return for the contribution of these net assets, the Company received:
    4,900 shares of New ARIA's Class A - voting common stock (representing 49% of outstanding voting common stock); 1,853 shares of New ARIA's Class CR-I preferred stock with a 15% cumulative dividend, a $1,000 per share face value and liquidation preference and a mandatory redemption provision whereby the Company, as holder of the shares, may require New ARIA to redeem the shares for face value at the earlier of five years or an initial public offering of New ARIA's stock; 48,951 shares of New ARIA's Class CR-II preferred stock with no dividend or mandatory redemption feature but with a $101.52 per share liquidation preference and face value. These shares are convertible, at the option of the holder, into 4,895,100 shares of Class B - limited-voting common stock. The New ARIA certificate of incorporation provides, among other things, for full voting rights to vest in the Class B shares at the time of an initial public offering of New ARIA's common stock.

    The Company's initial investment in New ARIA is equal to the Company's pro rata share of New ARIA's shareholders' equity. The difference between the book value of the net assets contributed and the initial investment balance has been allocated to goodwill, which is included in "Investment in ARIA Wireless Systems, Inc." on the Company's Balance Sheet, and will be amortized over a five year period. The Company will evaluate its aggregate investment on an ongoing basis by reference to New ARIA's actual and projected cash flows. The Company accounts for its investment in New ARIA under the equity method of accounting. In applying the equity method of accounting, the Company utilizes a measure of its economic contribution percentage in determining its recordable share of New ARIA losses. Its percentage of economic contribution is generally calculated based on the ratio of assets contributed by the Company to the total initial capitalization of New ARIA. Upon New ARIA's attainment of profitable operations, the Company will record its share of earnings at the same percentage until such time as the Company's investment balance is restored to an amount equal to its pro rata share of New ARIA's underlying equity.

    Subsequent to the end of the first quarter the Company raised approximately $500,000 through a sale of 28,249 shares of treasury stock in a private transaction. Additionally, subsequent to quarter end the Company purchased from ARIA 12% senior subordinated notes in the principal amount of $1,000,000 and providing for warrants to purchase up to 160,000 Class B common shares of ARIA . This purchase was part of ARIA's private placement of notes in the aggregate principal amount of $3,000,000 with warrants to purchase up to 480,000 shares.

    Condensed results of ARIA Wireless Systems, Inc. (for the quarter ended June 30, 1995) is as follows (in thousands):

             Net sales                                $    2,003
             Gross profit                                    736
             Net loss                                        (78)
                                                      ==========

                          Independent Auditor's Report
                          ----------------------------

The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of operations, shareholders' equity, and cash flows for the three month periods ended June 30, 1995, and July 1, 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 1995, except as to note 13 which is as of May 31, 1995, we expressed an unqualified opinion on those
consolidated financial statements.   Our report also contained an explanatory
paragraph referring to an uncertainty as to the ultimate outcome of an arbitration proceeding involving a Company subsidiary and its investee which seeks approximately $7.2 million in damages. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1995, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


                                      /S/   KPMG Peat Marwick LLP
Buffalo,  New York
July 24, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION
- -------------------

During the first quarter of fiscal year 1996, the Company used its available revolving credit primarily to fund increases in inventories for the Commercial Systems and Service Segment and the purchase of equipment. Although the Company currently anticipates positive cash flow from operations for fiscal 1996, first quarter operating activities resulted in a net use of cash of $679,000. On June 6, 1995, the Company completed a previously announced transaction providing for the transfer of substantially all of the operating assets of the Company's Commercial Systems and Service Segment to a recently formed Delaware corporation known as ARIA Wireless Systems, Inc. (ARIA). In return for the contributed assets, the Company and its subsidiaries received 49% of the voting common stock of ARIA, two series of preferred stock, and certain other rights. This transaction resulted in the contribution of approximately $6.9 million of certain commercial assets which represents changes in certain items on the consolidated condensed balance sheet including accounts receivables, inventories, and net equipment and leasehold improvements. The Company recorded a corresponding increase in its investment in ARIA, as an equity-investee. From that point forward the operations of the former Commercial Systems Segment have been transferred to ARIA and will be accounted for under the equity method of accounting.

Subsequent to the end of the first quarter the Company raised approximately $500,000 through a sale of 28,249 shares of treasury stock in a private transaction. Additionally, subsequent to quarter end the Company purchased from ARIA 12% senior subordinated notes in the principal amount of $1,000,000 and providing for warrants to purchase up to 160,000 Class B common shares of ARIA. This purchase was part of ARIA's private placement of notes in the aggregate principal amount of $3,000,000 with warrants to purchase up to 480,000 shares.

The Company anticipates cash flow from operations and available funds from the revolving credit agreement to be sufficient to satisfy operational and capital expenditures needs of the Company for the remainder of the fiscal year.



RESULTS OF OPERATIONS
- ---------------------

Net sales decreased by $2,083,000, or 14.7%, in the first quarter of 1996 as compared with the first quarter 1995. This decrease was primarily due to two reasons: (i) the transfer to ARIA discussed above and (ii) the Company's Defense Systems and Service Segment experienced lower than normal activity in subcontractor work on a U.S. Navy contract for Electronic Combat Mission Support (ECMS). The Company anticipates the level of subcontractor activity to improve over the remainder of fiscal year 1996. Backlog at the end of the quarter was $56.3 million consisting entirely of Defense Segment contracts, an increase of 5.6% from $53.3 million at March 31, 1995, for that segment.

Gross margin percentage (net sales minus cost of sales) increased to 16.4% compared with 14% in the prior year. This is attributable to reduced ECMS subcontractor work, which typically provides relatively low profit margins, coupled with the removal of the Commercial business from the Company's operations. Gross margin percentage will be affected in future quarters as subcontractor work increases on the ECMS contract; in contrast the combination of the Company's Commercial business with ARIA is a permanent impact.

Selling, General and Administrative expense as a percent of sales increased during the first quarter primarily as a result of the lower sales base for the quarter. S,G&A dollars increased by $74,000 as compared with the first quarter 1995 due to expanded marketing activities.

Research and Development (R&D) spending increased 1% over the first quarter 1995 and shifted from the Commercial Segment to the Defense Segment. Defense Segment spending increased to $242,000 from $82,000 in the prior year. Increases in this Segment's spending is associated with the participation, in a development project with the U.S. government. The Segment anticipates spending approximately the same amount for each of the remaining quarters of the fiscal year 1996. A corresponding decrease in R&D spending was realized as a result of the combination of the Commercial Segment with ARIA. Overall R&D spending will likely decrease in fiscal 1996 as compared to fiscal 1995.

The Company recorded $78,000 loss for the first quarter from its equity investment in ARIA. The combination which was completed June 6, 1995, effective for financial statement purposes as of May 31, 1995, resulted in the Company reporting, as of June 1, 1995, all of the commercial telecommunications business activities through the equity method of accounting.

                          PART II.  OTHER INFORMATION



ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's Annual Meeting of Shareholders was held July 28, 1995.

(b) At the Annual Meeting, shareholders elected the following individuals as Class I directors whose terms expire in 1997:


                                James D. Morgan
                                 Victor A. Rice
                              Henry P. Semmelhack



    The following other directors' respective terms of office continued in effect after the meeting:

                        CONTINUING CLASS II DIRECTORS
                        CONTINUING IN OFFICE UNTIL 1996

                                Joseph A. Alutto
                                John R. Cummings
                                 G. Wayne Hawk
                               Patrick J. Martin


(c) An amendment of the 1992 Equity Incentive Plan included a
    300,000 share increase to the number of shares included in the Plan Reserve was approved, as follows:

         For             Against          Abstain or broker non-votes
        -----           ---------         ---------------------------

      2,295,721          519,161                   1,243,376

(d) The selection of KPMG Peat Marwick as independent auditors was also ratified by the following vote:

         For             Against          Abstain or broker non-votes
        -----           ---------         ---------------------------

      4,040,534           11,024                     6,700

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          10.1  1992 Equity Incentive Stock Plan, as Amended.

          10.2 Amendment P00005 to Prime Contract No. N00123-94-D-0033 for the U. S. Navy.

          10.3  Amendments P00112 to P00124 to Prime Contract No.
                N00024-90-C-5208.


(b)       Reports on Form 8-K:

          Form 8-K reporting date was June 21, 1995.

          Items Reported - Item 2. Registrant reported on the completion of the transfer of certain assets to ARIA Wireless Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             COMPTEK RESEARCH, INC.

Date:  August 9, 1995            By:   /S/ John R. Cummings
                                     ------------------------
                                 John R. Cummings
                                 Chairman, President, and
                                 Chief Executive Officer



Date:  August 9, 1995            By: /S/ Laura L. Benedetti
                                    --------------------------
                                 Laura L. Benedetti
                                 Principal Financial Officer

                               INDEX TO EXHIBITS
                                    -------


EXHIBIT
  NO.              DESCRIPTION OF EXHIBIT                PAGE NO.
- -------            ----------------------                --------
10.1*   1992 Equity Incentive Stock Plan, as Amended.       16


10.2*   Amendment P00005 to Prime Contract                  25
        No. N00123-94-D-0033 for the U. S. Navy.

10.3*   Amendments P00112 to P00124 to Prime Contract       28
        No. N00024-90-C-5208.

27      Financial Data Schedule



- ---------------------

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.


