Form 10-Q
period 1995-09-30
COMPTEK RESEARCH INC/NY
filed 1995-11-14
CIK 720031

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 29, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                        Commission file number  1-8502
                                               ---------

                            COMPTEK RESEARCH, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                New York                        16-0959023
---------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employee Identification No.)
incorporation or organization)


   2732 Transit Road, Buffalo, New York           14224-2523
---------------------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code     (716) 677-0023
                                                   ------------------------
                              Not Applicable
---------------------------------------------------------------------------
(Former name,of former address and former fiscal year, if changed since last report.)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X      No
                                            -----       -----

                Class               Outstanding at October 27, 1995
         ---------------------      -------------------------------
         Common $.02 Par Value                 4,481,284

                             COMPTEK RESEARCH, INC.

                                     INDEX





                                                                                                     PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets
                     September 29, 1995, and March 31, 1995   . . . . . . . . . . . . . . . . . .        3

                     Consolidated Condensed Statements of Operations
                     Thirteen and Twenty-Six Weeks Ended September 29, 1995,
                     and September 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                     Consolidated Condensed Statements of Cash Flows
                     Twenty-Six Weeks Ended September 29, 1995,
                     and September 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                     Consolidated Condensed Statement of Changes in Shareholders'
                     Equity--Twenty-Six Weeks Ended September 29, 1995  . . . . . . . . . . . . .        6

                     Notes to the Consolidated Condensed Financial Statements   . . . . . . . . .        7

                     Independent Auditors' Review Report  . . . . . . . . . . . . . . . . . . . .        9

                     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        10


PART II.   OTHER INFORMATION

           Item 2.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

           Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .        12

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                                    SEPTEMBER 29,          MARCH 31,
                                                                                         1995                1995
                                                                                   ---------------      --------------
                                                                                     (UNAUDITED)
ASSETS

Current Assets:
Cash and cash equivalents                                                             $     75              $      71
Receivables                                                                              2,831                  4,692
Costs and estimated earnings in excess of
  billings on uncompleted contracts                                                      6,265                  5,750
Inventories                                                                                380                  1,703
Other assets                                                                             1,218                    841
                                                                                      --------              ---------
     Total current assets                                                               10,769                 13,057

Equipment and leasehold improvements, net of accumulated
 depreciation and amortization of $9,680 at September 29, 1995,
 and $10,442 at March 31, 1995                                                           1,962                  3,092

Deferred income taxes                                                                      222                     35
Investment in ARIA Wireless Systems, Inc.                                                7,054                  1,949
Other assets                                                                               222                  3,008
                                                                                      --------               --------
     Total assets                                                                     $ 20,229               $ 21,141
                                                                                      ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current installments of long-term debt                                                $     20              $     187
Accounts payable                                                                         2,547                  2,953
Accrued salaries and benefits                                                            1,836                  2,783
Other current liabilities                                                                1,985                  1,699
                                                                                      --------               --------
     Total current liabilities                                                           6,388                  7,622
                                                                                      --------               --------
Long-term debt, excluding current installments                                           2,438                  2,244
                                                                                      --------               --------
Shareholders' Equity:
Common stock                                                                                96                     94
Additional paid-in capital                                                              10,442                  9,606
Retained earnings                                                                        1,949                  2,770
                                                                                      --------               --------
                                                                                        12,487                 12,470

Less cost of treasury shares                                                             1,084                  1,195
                                                                                      --------               --------
     Total shareholders' equity                                                         11,403                 11,275
                                                                                      --------               --------
Total liabilities and shareholders' equity                                            $ 20,229               $ 21,141
                                                                                      ========               ========



See accompanying notes to consolidated condensed financial statements.

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                               THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                               SEPT. 29,    SEPT. 30,       SEPT. 29,    SEPT. 30,
                                                                  1995         1994            1995        1994
                                                              ----------------------        ---------------------
Net sales                                                     $  13,228       $15,673        $25,283      $ 29,811

Costs and expenses:
     Cost of sales                                               10,873        13,496         20,949        25,657
     Selling, general and administrative                          1,702         1,296          3,438         2,958
     Research and development                                       294           544            776         1,020
     Settlement of Lawsuit (note 5)                                (477)           --           (477)           --
     Other expense                                                   87            32            112            59
                                                              ---------     ---------      ---------       -------
     Total costs and expenses                                    12,479        15,368         24,798        29,694
                                                              ---------     ---------        -------      ---------
Earnings before income taxes and equity
 in net loss of affiliate                                           749           305            485           117

Income tax expense                                                 (293)         (120)          (193)         (45)
                                                              ---------     ----------       -------      --------
Earnings before equity in net loss
 of affiliate                                                       456           185            292            72

Equity in net loss of ARIA Wireless Systems, Inc                 (1,035)         (289)        (1,113)         (286)
                                                              ---------     ---------        -------      --------

Net loss                                                       $   (579)     $   (104)        $ (821)      $  (214)
                                                               ========      ========         ======       =======

Net loss per share                                             $   (.13)     $   (.02)        $ (.18)      $  (.05)
                                                               ========      ========         ======       =======

Weighted average number of common shares                          4,464         4,353          4,439         4,344
                                                              =========     =========        =======      ========

See accompanying notes to consolidated condensed financial statements.

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                      SEPT. 29,            SEPT. 30,
                                                                                        1995                 1994
                                                                                     -------------------------------
Cash flows from operating activities:
     Net loss                                                                        $    (821)             $   (214)
                                                                                      --------               -------
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                                                    476                   618
          Deferred income taxes                                                             70                    45
          Assets held for sale                                                              --                   666
          Other assets                                                                      40                    --
          Equity in net loss of affiliate                                                1,167                   286
          Changes in assets and liabilities providing (using) cash:
             Accounts receivable                                                         1,280                 3,780
             Costs and estimated earnings in excess of billings
               on uncompleted contracts                                                   (532)               (1,429)
             Inventories                                                                  (716)                 (435)
             Other current assets                                                         (493)                  172
             Accounts payable and accrued liabilities                                        0                (2,150)
          Other                                                                            131                   (69)
                                                                                     ---------              --------

     Total adjustments                                                                   1,161                 1,484
                                                                                     ---------              --------

Net cash provided by operating activities                                            $     340              $  1,270
                                                                                      --------               -------

Cash flows from investing activities:
     Expenditures for equipment and leasehold improvements                           $    (547)             $   (954)
     Acquisition of ARIA Wireless Systems, Inc. Senior subordinated
          notes net of collection                                                       (1,133)                   --
     Principal payments on notes receivable                                                200                    --
     Proceeds from sale of equipment                                                        --                    15
                                                                                     ---------              --------

Net cash used by investing activities                                                $  (1,480)             $   (939)
                                                                                      --------               -------

Cash flow from financing activities:
     Net proceeds from (repayment of) revolving debt                                       205                  (688)
     Repayment of long-term debt                                                           (10)                   --
     Sale of treasury shares                                                               738                   132
     Issuance of stock under Equity Incentive Plan                                         211                   225
                                                                                     ---------              --------

Net cash provided (used) by financing activities                                     $   1,144              $   (331)
                                                                                      --------               -------

Net increase in cash and cash equivalents                                            $       4              $     --

Cash and cash equivalents at beginning of year                                              71                    45
                                                                                     ---------              --------

Cash and cash equivalents at end of period                                           $      75              $     45
                                                                                      ========               =======

Non-cash investing and financing activities:
     Contribution of net assets of a subsidiary to ARIA Wireless
     Systems, Inc.                                                                   $   6,994              $      --
                                                                                      ========               ========

See accompanying notes to consolidated condensed financial statements.

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                   TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1995
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)





                                                                   ADDITIONAL
                                                       COMMON       PAID-IN      RETAINED     TREASURY
                                                       STOCK        CAPITAL      EARNINGS      STOCK         TOTAL
                                                    -----------   -----------    --------   -----------      -----
Balance at March 31, 1995                            $    94       $  9,606      $ 2,770     $ (1,195)     $ 11,275

Net loss                                                  --             --         (821)          --          (821)

Issuance of 24,005 common shares
  under Equity Incentive Plan                             --            211           --           --           211

Purchase of 1,274 treasury shares                         --            --            --          (22)          (22)

Sale of 45,189 treasury shares                             2            625           --          133           760
                                                     -------       --------      -------     --------      --------

Balance at September 29, 1995                        $    96       $10,442       $ 1,949     $ (1,084)     $ 11,403
                                                      ======        ======        ======      =======       =======



See accompanying notes to consolidated condensed financial statements.

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

     The results of operations for the twenty-six weeks ended September 29, 1995, are not necessarily indicative of the results to be expected for the full year.


2. Costs and estimated earnings in excess of billings on uncompleted contracts primarily represent revenue recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.


3. During the twenty-six weeks ended September 29, 1995, 45,189 common shares were sold from the Company's Treasury and 1,274 were purchased. The total number of treasury shares as of September 29, 1995, is 255,859.


4. The Company granted 182,200 options to purchase stock through its equity incentive stock plan during the twenty-six weeks ended September 29, 1995, and 5,000 options to purchase stock through its non-employee director stock plan for the same period. Options for 197,806 shares were exercisable and 443,785 were outstanding at September 29, 1995.

5. The Company reached a settlement with M-Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc., effective September 29, 1995. The lawsuit was initiated by the Company in May 1994 against M-Wave and Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company and installed in the Company's wireless data transmission devices. The Company recorded a charge included in the fiscal 1994 special charge, for the costs associated with the program to repair and replace these defective boards and the write-off of defective boards remaining in inventory. The settlement received by the Company included $300,000 in cash and 20,000 shares of M-Wave stock, recorded at the closing price of $9.00 on the date of transfer. Income of $480,000 was recorded net of $3,000 in associated legal fees as of September 29, 1995. Additionally, the Company obtained the right to receive $300,000 in product at no cost to the Company. This value of the product will be recorded by the Company if and when the Company exercises this right.

6. The Company recorded $1,035,000 loss for the second quarter and $1,113,000 loss for the year-to-date from its equity investment in ARIA. The second quarter represents the first full quarter of operations after the transfer of the Commercial segment's net assets to ARIA, which was effective May 31, 1995. The Company would have reported $1,588,000 as of September 30, 1994 and $1,012,000 as of September 29, 1995 earnings before income taxes and equity in net loss of affiliate had the transfer occured at the beginning of those periods.

     The Company accounts for its investment in ARIA under the equity method of accounting. In applying the equity method of accounting, the Company utilizes a measure of its economic contribution percentage in determining its recordable share of ARIA losses. Its percentage of economic contribution is generally calculated based on the ratio of assets contributed by the Company to the total initial capitalization plus new financing of ARIA. Upon ARIA's attainment of profitable operations, the Company will record its share of earnings at the same percentage until such





\SEC\FY95-2ND.10Q                                                      -7-
     time as the Company's investment balance is restored to an amount equal to its pro rata share of ARIA's underlying equity.

     During the second quarter, the Company purchased from ARIA 12% senior subordinated notes in the amount of $1,000,000 with warrants to purchase up to 160,000 Class B common shares of ARIA. Subsequent to quarter-end, the Company purchased an additional $500,000 of the same 12% senior subordinate notes with warrants to purchase up to 80,000 Class B common shares.

     Condensed results of ARIA Wireless Systems, Inc., are as follows:


                               Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                September 29, 1995              September 29, 1995
Net Sales                              $1,635                            $3,638
Gross Profit                              350                             1,086
Net Loss                               (1,135)                           (1,213)
                                        =====                             =====


    Subsequent to the end of the second quarter, on November 9, 1995, ARIA filed a lawsuit in United States District Court, Western District of New York, against WinComm, Inc., alleging, among other things, repudiation and breach of an agreement (i) to cooperate in the development of a national wireless digital data network and (ii) to pay for certain data communications equipment and services purchased from ARIA, in an aggregate amount of approximately $2 million. The suit seeks damages and specific performance of defendant's promise to make certain FCC licensed frequencies available to plaintiff and other compensatory and equitable relief. The proceedings are at a very early stage and the defendant has not yet filed an answer. As of September 30, 1995, ARIA had an outstanding receivable of approximately $2 million due from WinComm. The ultimate outcome of such proceedings and the potential impact of the lawsuit and the breakdown of ARIA's relationship with WinComm on ARIA's financial statements (including its accounts receivable from WinComm) and on the Company's investment in ARIA cannot presently be determined.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of September 29, 1995, and the related consolidated condensed statements of operations, shareholders' equity, and cash flows for the thirteen and twenty six week periods ended September 29, 1995 and September 30, 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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


                                                     /S/   KPMG Peat Marwick LLP

Buffalo, New York
November 9, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION
-------------------
The Company's operations provided cash flow, for the second quarter, of $999,000 compared with the net use of cash of $679,000 during the first
quarter of fiscal year 1996.   This improvement is the result of the transfer
of the Company's Commercial Segment and its operating cashflow requirements to
ARIA Wireless Systems, Inc. ("ARIA").    Cash flows from operations in the
prior year were $950,000 higher due to collections of accounts receivable during that period.

The cash flow from operations and financing activities, provided cash for the Company to purchase from ARIA 12% senior subordinated notes in the principal amount of $1,000,000 with warrants to purchase up to 160,000 class B common shares of ARIA. Subsequent to quarter end, the Company purchased an additional $500,000 of the same 12% senior subordinated notes from ARIA with warrants to purchase up to an additional 80,000 class B common shares of ARIA.

The Company anticipates cash flow from operations and available funds from the revolving credit agreement to be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

Additionally, effective May 31, 1995, the Company completed a transaction which transferred the net assets of the Company's Commercial segment to ARIA. As a result, all commercial telecommunications business activities are accounted for using the equity method of accounting.

RESULTS OF OPERATIONS
---------------------
Net sales for the second quarter were $13,228,000, a 16% decrease when compared with the second quarter 1995. This decrease is primarily due to a lower than previously experienced subcontractor activity on a U.S. Navy contract for Electronic Combat Mission Support (ECMS). When compared with the first quarter of 1996, second quarter sales increased by 10% primarily due to improving subcontractor activity levels on the same contract. It is anticipated that these levels will continue to improve over the remainder of the fiscal year 1996. Backlog at the end of the quarter was $70.1 million, an increase of 25% from $56.3 at June 30, 1995. During the second quarter the Company received funding for the next contract year on the ECMS contract. Backlog at the end of the first and second quarter consists entirely of Defense Segment contracts.

Gross margin percentage (net sales minus cost of sales) year to date increased to 17% compared with 14% for the same period in the prior year. Increases in gross margin are the result of reduced ECMS subcontractor work, which typically provides relatively low profit margins. Additionally, the gross margin for the second quarter of fiscal 1996 increased due to the completion of a contract, by the Defense segment, earlier than anticipated. Also, the prior year's second quarter gross margin was negatively affected by losses on commercial products.

During the second quarter, the Company elected to substantially increase spending on selling and marketing efforts geared toward attracting new customers in both foreign and domestic markets. Such efforts included the introduction of proprietary military products developed by the Company. As a result, Selling, General and Administrative (S,G&A) expense as a percent of sales increased to 13% for the second quarter 1996 from 8% in the second quarter 1995. Similarly, year-to-date S,G&A as a percentage of sales increased to 13.6% from 10% for the same period in the prior year.

Research and Development (R&D) decreased for the second quarter 1996 by 46% to $294,000 when compared with the second quarter 1995 of $544,000. The Company during the first quarter of 1996 transferred to ARIA the operations of the Commercial segment. The Commercial segment in the prior year accounted for $460,000 of the Company's R&D spending. The Defense R&D segment spending increased in the current year second quarter by $210,000 and $373,000 year to date, when compared with the prior year. The additional expenditures are associated with the participation in a development project with the U.S. government as well as continuing development efforts associated with the Segment's proprietary military products. Overall R&D spending is anticipated to be less in fiscal 1996 as compared with fiscal 1995.

Income of $477,000 was recorded during the second quarter as a result of the settlement of litigation between the Company and M-Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc. The Company received $300,000 in cash and 20,000 shares of M-Wave, Inc. stock, recorded at the close price of $9.00 on the date of transfer. The Company also obtained the right to receive $300,000 in products at no cost to the Company. Refer to note 5 for additional information regarding this settlement.

The Company recorded a $1,035,000 loss for the second quarter from its equity investment in ARIA which, as a result of the combination effective May 31, 1995, represents all of the commercial telecommunications business activities for the second quarter 1996. The Company recorded a loss of $1,640,000 year-to-date for all of the commercial telecommunications business, compared with a loss of $1,757,000 for the same period in 1995. ARIA sales were $1,635,000 and $3,638,000 for the quarter and year to date ended September 29, 1995, respectively. ARIA reported net losses for the same periods of $1,135,000 and $1,213,000. ARIA continues to provide total communication service solutions to end users through the sale of equipment and enhances this with its offering of Private Data Digital Network (PDDN) services . Such services are intended to provide a recurring revenue stream but will require significant capital expenditures in the near term.

The Company has been advised that on November 9, 1995, ARIA filed a lawsuit against WinComm, Inc., a Florida corporation, seeking damages and specific performance for breach of an agreement to cooperate in the development of a national wireless digital data network. The breakdown of the business relationship between ARIA and WinComm could have a substantial adverse effect on ARIA's offering of PDDN services, its financial condition and statements, and its future financial performance. Refer to note 6 for additional information regarding ARIA and this litigation.

As of September 29, 1995, the Company's balance sheet reflects an investment in ARIA of $7 million of the Company's total assets of $20 million. The Company's ability to recover its investment in ARIA is dependent upon, among other things, the future profitability of ARIA and its ability to obtain additional financing.



                          PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

On July 13, 1995, IVD Corporation ("IVD"), a Texas corporation, and Aicesa S.A. de C.V. ("Aicesa") commenced an action in New York Supreme Court in Erie County, New York, against the Company's subsidiary Comptek Telecommunications, Inc. ("CTI"), ARIA Wireless Systems, Inc. ("ARIA"), and Daniel Dominguez. IVD and Aicesa allege that CTI and the other named defendants have defamed the plaintiffs and thereby injured plaintiffs' business reputation and professional and other economic interests. The plaintiffs seek $4,800,000 in actual damages, in addition to unspecified punitive damages and costs, disbursements, and attorneys' fees. The complaint relates to the sale and distribution of wireless data communications products known as the "DataMover(R)" in Mexico.

Previously, in October 1994, IVD and Aicesa asserted a defamation claim, together with other breach of contract and tort claims, against CTI and ARIA in arbitration proceedings before the International Chamber of Commerce seeking damages in excess of $12,000,000, plus attorneys' fees and costs. Following a ruling by the New York Supreme Court, Erie County, in February 1995 that the alleged defamation was not an arbitrable matter, the plaintiffs withdrew that count of their request for arbitration, and reduced their asserted damages in the arbitration proceedings to $7,200,000.

CTI and each of the other defendants have filed respective answers to the complaint denying all material allegations. CTI intends to vigorously defend this lawsuit and believes that the other defendants will also interpose a vigorous defense.

Currently pending before the United States District Court for the Western District of New York is a petition by CTI requesting the court to permanently stay the IVD and Aicesa-initiated arbitration proceedings against CTI. By letter dated October 3, 1995, IVD and Aicesa notified the International Chamber of Commerce that it was dismissing CTI from the arbitration without prejudice, but would continue to proceed against ARIA. Shortly thereafter, IVD and Aicesa filed a motion in U.S. District Court seeking to dismiss CTI's petition as moot. CTI intends to oppose this motion and seek a judicial determination to preclude IVD and Aicesa from any future reinstatement of CTI in the arbitration proceedings before the International Chamber of Commerce.

The ultimate outcome of these proceedings and their effect, if any, on the Company's financial position, however, cannot presently be determined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.1 Amendments P00006 through P00007, inclusive, to Contract No. N00123-94-D-0033.
    10.2 Amendments P00125 through P00136, inclusive, to Contract No. N00024-90-C-5208.

    27     Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed for the three months ended September 29, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  November 13, 1995           By: /s/  John R. Cummings
                                       --------------------------
                                       John R. Cummings
                                       Chairman, President, and
                                       Chief Executive Officer



Date:  November 13, 1995           By: /s/  Laura L. Benedetti
                                       --------------------------
                                       Laura L. Benedetti
                                       Treasurer and Principal
                                       Accounting Officer

                              INDEX TO EXHIBITS
                              -----------------



EXHIBIT
  NO.                                DESCRIPTION OF EXHIBIT
-------            ----------------------------------------------------------
10.1*              Amendments P00006 through P00007, inclusive, to Contract
                   No. N00123-94-D-0033.

10.2* Amendments P00125 through P00136, inclusive, to Contract No. N00024-90-C-5208.

27                 Financial Data Schedule

_____________________

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.