Form 10-Q
period 1995-12-29
COMPTEK RESEARCH INC/NY
filed 1996-02-12
CIK 720031

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 29, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to ______


                        Commission file number     1-8502
                                               --------------

                            COMPTEK RESEARCH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  New York                                                     16-0959023
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employee Identification No.)


2732 Transit Road, Buffalo, New York                                           14224-2523
--------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)



Registrant's telephone number, including area code           (716) 677-0023
                                                   ---------------------------------

                                         Not Applicable
--------------------------------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes    X            No
                                            -------            -------

          Class                           Outstanding at January 26, 1996
-----------------------------          --------------------------------------
   Common $.02 Par Value                            4,510,946

                             COMPTEK RESEARCH, INC.

                                     INDEX


                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets
                     December 29, 1995, and March 31, 1995  . . . . . . . . . . . . . . . . . . .        3

                     Consolidated Condensed Statements of Operations
                     Thirteen and Thirty-Nine Weeks Ended December 29, 1995,
                     and December 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                     Consolidated Condensed Statements of Cash Flows
                     Thirty-Nine Weeks Ended December 29, 1995,
                     and December 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                     Consolidated Condensed Statement of Changes in Shareholders'
                     Equity--Thirty-Nine Weeks Ended December 29, 1995  . . . . . . . . . . . . .        6

                     Notes to the Consolidated Condensed Financial Statements   . . . . . . . . .        7

                     Independent Auditors' Review Report  . . . . . . . . . . . . . . . . . . . .        8

                     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        9


PART II.   OTHER INFORMATION

           Item 2.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

           Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .       11

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                       DECEMBER 29,           MARCH 31,
                                                                                           1995                  1995
                                                                                   --------------------     -------------
                                                                                        (UNAUDITED)
ASSETS

Current assets:
Cash and equivalents                                                                    $        27          $        71
Receivables                                                                                   3,747                4,692
Costs and estimated earnings in excess of billings
   on uncompleted contracts                                                                   6,332                5,750
Inventories                                                                                     340                1,703
Other assets                                                                                    761                  841
                                                                                        ------------         -----------

       Total current assets                                                                  11,207               13,057

Equipment and leasehold improvements, net of accumulated
   depreciation and amortization of $9,883 at December 29, 1995,
     and $10,442 at March 31, 1995                                                            1,850                3,092

Deferred income taxes                                                                           375                   35
Investment in ARIA Wireless Systems, Inc. (Note 6)                                             ----                1,949
Other assets                                                                                    232                3,008
                                                                                        -----------          -----------

       Total assets                                                                     $    13,664          $    21,141
                                                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments on long-term debt                                                  $        20          $       187
Accounts payable                                                                              2,024                2,953
Accrued salaries and benefits                                                                 2,758                2,783
Other current liabilities                                                                     2,252                1,699
                                                                                        -----------          -----------

       Total current liabilities                                                              7,054                7,622
                                                                                        -----------          -----------

Long-term debt, excluding current installments                                                2,463                2,244

Shareholders' equity:
Common stock                                                                                     96                   94
Additional paid-in capital                                                                   10,482                9,606
Retained earnings (deficit)                                                                  (5,374)               2,770
                                                                                        -----------          -----------

                                                                                              5,204               12,470

Less cost of treasury shares                                                                  1,057                1,195
                                                                                        -----------          -----------

       Total shareholders' equity                                                             4,147               11,275
                                                                                        -----------          -----------

Total liabilities and shareholders' equity                                              $    13,664          $    21,141
                                                                                        ===========          ===========



See accompanying notes to consolidated condensed financial statements

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                              THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                              DEC. 29,        DEC. 30,           DEC. 29,        DEC. 30,
                                                                1995           1994                 1995             1994
                                                          ---------------  -------------       -----------------------------

Net sales                                                   $    14,155      $   13,667       $    39,438        $   43,478
                                                            -----------      ----------       -----------        ----------

Costs and expenses:
     Cost of sales                                               11,757          11,563            32,706            37,220
     Selling, general and administrative                          1,777           1,543             5,215             4,501
     Research and development                                       269             744             1,045             1,764
     Special charge (credit)                                       ----            (331)             ----              (331)
     Settlement of lawsuit (note 5)                                ----            ----              (477)             ----
     Other expense                                                   52              14               164                73
                                                            -----------      ----------       -----------        ----------
     Total costs and expenses                                    13,855          13,533            38,653            43,227
                                                            -----------      ----------       -----------        ----------
Earnings before income taxes and equity
  in net loss of affiliate                                          300             134               785               251

Income tax expense                                                 (121)            (52)             (314)              (97)
                                                            -----------      ----------       -----------        ----------
Earnings before equity in net loss
  of affiliate                                                      179              82               471               154

Loss associated with
  ARIA Wireless Systems, Inc. (note 6)                           (7,502)           (186)           (8,615)             (472)
                                                            -----------      ----------       -----------        ----------

Net loss                                                    $    (7,323)     $     (104)      $    (8,144)       $     (318)
                                                            ===========      ==========       ===========        ==========

Net loss per share                                          $     (1.63)     $     (.02)      $     (1.83)       $     (.07)
                                                            ===========      ==========       ===========        ==========


Weighted average number of common shares                          4,481           4,399             4,453             4,362
                                                            ===========      ==========       ===========        ==========



See accompanying notes to consolidated condensed financial statements

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                           THIRTY-NINE WEEKS ENDED

                                                                                       DECEMBER 29,          DECEMBER 30,
                                                                                            1995                 1994
                                                                                       ----------------------------------
Cash flows from operating activities:
   Net loss                                                                             $   (8,144)          $      (318)
                                                                                        ----------           -----------
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
           Depreciation and amortization                                                        728                1,046
           Deferred income taxes                                                               (340)                  97
           Assets held for sale                                                                ----                  168
           Other assets                                                                         102                  (62)
           Loss associated with ARIA Wireless Systems, Inc.                                   8,615                  472
           Special credit                                                                      ----                 (331)
           Non-cash litigation settlement                                                      (180)                ----
           Changes in assets and liabilities providing (using) cash:
                Accounts receivable                                                             344                  813
                Costs and estimated earnings in excess of billings
                   on uncompleted contracts                                                    (599)                 491
                Inventories                                                                    (676)                (760)
                Other current assets                                                            (80)                 332
                Accounts payable and accrued liabilities                                        619                 (628)

           Other                                                                               ----                   (7)
                                                                                        -----------          -----------

      Total adjustments                                                                       8,533                1,631
                                                                                        -----------          -----------

Net cash provided by operating activities                                               $       389          $     1,313
                                                                                        -----------          -----------

Cash flows from investing activities:
   Expenditures for equipment and leasehold improvements                                $      (636)         $    (1,203)

   Acquisition of ARIA Wireless Systems, Inc. Senior subordinated
      notes net of collections                                                               (1,667)                ----
   Other investing activities                                                                   634                  947
                                                                                        -----------          -----------

Net cash used by investing activities                                                   $    (1,669)         $      (256)
                                                                                        -----------          -----------

Cash flows from financing activities:
   Net proceeds from (repayment of) revolving debt                                      $       230          $    (1,286)
   Repayment of long-term debt                                                                  (10)                (190)
   Sale of treasury shares                                                                      803                  168
   Issuance of stock under Equity Incentive Plan                                                213                  248
                                                                                        -----------          -----------

Net cash provided (used) by financing activities                                        $     1,236          $    (1,060)
                                                                                        -----------          -----------

Net increase in cash and equivalents                                                    $       (44)         $        (3)

Cash and equivalents at beginning of year                                                        71                   45
                                                                                        -----------          -----------

Cash and equivalents at end of period                                                   $        27          $        42
                                                                                        ===========          ===========

Non-cash investing and financing activities:
   Contribution of net assets of a subsidiary to ARIA Wireless
      Systems, Inc.                                                                     $     6,994          $      ----
                                                                                        ===========          ===========



See accompanying notes to consolidated condensed financial statements

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                   THIRTY-NINE WEEKS ENDED DECEMBER 29, 1995
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)





                                                            ADDITIONAL
                                               COMMON        PAID-IN          RETAINED         TREASURY
                                               STOCK         CAPITAL     EARNINGS (DEFICIT)     STOCK              TOTAL
                                             ----------   ------------   ------------------  -----------      --------------


Balance at March 31, 1995                     $     94      $    9,606       $    2,770       $  (1,195)        $  11,275

Net loss                                          ----            ----           (8,144)           ----            (8,144)

Issuance of 25,205 common shares
  under Equity Incentive Plan                     ----             213             ----            ----               213

Purchase of 1,274 treasury shares                 ----            ----             ----             (22)              (22)

Sale of 53,879 treasury shares                       2             663             ----             160               825
                                            ----------      ----------    -------------       ---------           -------

Balance at December 29, 1995                  $     96      $   10,482       $  (5,374)       $  (1,057)        $   4,147
                                              ========      ==========       ==========       ==========        =========



See accompanying notes to consolidated condensed financial statements.

                    COMPTEK RESEARCH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, primarily consisting of normal recurring items, necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is the Company's policy to end its first three quarterly accounting periods on the last Friday of each quarter, which includes thirteen weeks of operations. The fourth quarter ends on March 31. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements, which should be read in conjunction with these statements. The results of operations for the thirty-nine weeks ended December 29, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Costs and estimated earnings in excess of billings on uncompleted contracts primarily represent revenue recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.

3. During the thirty-nine weeks ended December 29, 1995, 53,879 common shares were sold from the Company's Treasury and 1,274 were purchased. The total number of treasury shares as of December 29, 1995, is 247,169.

4. The Company granted 183,474 options to purchase stock through its equity incentive stock plan during the thirty-nine weeks ended December 29, 1995, and 5,000 options to purchase stock through its non-employee director stock plan for the same period. Options for 197,880 shares were exercisable and 443,859 were outstanding at December 29, 1995.

5. The Company settled its lawsuit with M-Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc., effective September 29, 1995. The lawsuit was initiated by the Company in May 1994 against M-Wave and Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the company and installed in the Company's wireless data transmission devices. The Company recorded a charge included in the fiscal 1994 special charge, for the costs associated with the program to repair and replace the defective boards and the write-off of defective boards remaining in inventory. The settlement received by the Company included $300,000 in cash and 20,000 shares of M-Wave stock, recorded at the closing price of $9.00 on the date of transfer. Income of $480,000 was recorded net of $3,000 in associated legal fees as of September 29, 1995. Additionally, the Company obtained the right to receive $300,000 in product at no cost to the Company. No accounting will be given to these products until they are acquired.

6. The Company fully wrote-down its ARIA investment as of the end of the third quarter to zero. As a result, the Company recorded a $7,502,000 loss for the third quarter and $8,615,000 for the year-to-date. The third quarter loss includes the Company's share of ARIA's operating losses for the quarter and a valuation adjustment of the remaining ARIA investment (including outstanding subordinated notes). During the third quarter the Company had purchased an additional $500,000 of ARIA 12% subordinated notes with warrants to purchase up to 80,000 Class B common shares. The Company initiated, during the third quarter, an intensive review of ARIA and the Company's strategic investment alternatives, with respect to ARIA. Based on this review the Company hopes to participate in a plan to restructure ARIA's operations. There can be no assurances, however, that such a restructuring plan will be adopted or, if adopted, will result in a material improvement of ARIA's financial condition.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------


The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of December 29, 1995, and the related consolidated condensed statements of operations, shareholders' equity, and cash flows for the thirteen and thirty-nine week periods ended December 29, 1995 and December 30, 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 1995, except as to note 13 which is as of May 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. Our report also contained an explanatory paragraph referring to an uncertainty as to the ultimate outcome of an arbitration proceeding involving a Company subsidiary and its investee which seeks approximately $7.2 million in damages. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1995, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


                                                     /S/ KPMG Peat Marwick LLP

Buffalo, New York
February 5, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION
-------------------

The Company obtained positive cash flow of approximately $100,000 for the third quarter and $389,000 for the nine months ended December 29, 1995. Increased receivables were a significant use of cash during the third quarter requiring $936,000 as a result of timing of payments received from the U.S. Government. Cash flow from operations for the nine months ended December 30, 1994 of $1,313,000 was primarily the result of reductions in receivables and other current assets.

The Company received cash during the quarter from notes receivable of $300,000 and settlement of litigation of $300,000. Cash generated during the quarter was used to purchase $500,000 of additional 12% senior subordinated notes from ARIA with warrants to purchase up to an additional 80,000 class B common shares
of ARIA.   The Company also accepted similar notes in payment of $167,000 of
receivables due from ARIA.   For the nine months ended December 29, 1995, the
Company has acquired a total of $1,667,000 of the 12% senior subordinated notes with warrants to purchase up to 267,000 class B common shares of ARIA.

The Company recorded a loss in the third quarter of $7,502,000 resulting from its investment in ARIA. The recorded loss includes the Company's equity share of ARIA's operating loss for the quarter as well as the complete write-down of the Company's remaining investment balance in ARIA. Accordingly, the investment basis in ARIA has been reduced to zero as of December 29, 1995. The Company initiated, during the third quarter, an intensive review of its strategic alternatives associated with the ARIA investment and hopes to participate in a restructuring plan for ARIA's business operations. There can be no assurances, however, that such a restructuring plan will be adopted or, if adopted, will result in a material improvement in ARIA's financial condition.

As a result of the Company's third quarter write-down of its investment in ARIA, the Company requested and received a waiver of certain financial covenants from its current lender. The Company is in the process of negotiating with its current lender a new credit facility associated with the acquisition of Advanced Systems Development, Inc. ("ASDI"), as discussed below. It is expected that the new credit facility will include revised financial covenants consistent with the Company's strategic direction regarding ARIA.

Subsequent to the end of the third quarter, the Company entered into a definitive merger agreement providing for its wholly-owned subsidiary, Comptek Federal Systems, Inc. ("CFS") to acquire all of the outstanding shares of ASDI, a privately-held supplier of simulation and training systems used in electronic warfare applications. In connection with the completion of this transaction, the Company will issue to the shareholders of ASDI common shares of the Company valued at approximately $4.9 million and $330,000 in cash. The Company expects ASDI, at the time of closing, to have outstanding debt of approximately $6 million which will be refinanced by the Company. Closing of the transaction, expected to occur prior to March 31, 1996, is subject to certain conditions, including the Company's obtaining of a new credit facility. The Company is currently negotiating with its current lender with a view toward establishing a credit facility of $13 to $15 million to replace the current $7 million revolving credit agreement.

The Company anticipates positive operating cash flow for the remainder of fiscal year 1996. Cash flow from operations and borrowing under the current revolving credit agreement are expected to be sufficient to satisfy operational and capital requirements pending the establishment of a new credit facility related to the acquisition of ASDI.

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter increased by 3.6% to $14,155,000 when compared with the prior year net sales of $13,667,000 and increased 7% when compared with the second quarter of fiscal year 1996. For the nine months ended December 29, 1995, however, net sales decreased 9% to $39,438,000 primarily due to a lower than previously experienced subcontractor activity on a U.S. Navy contract for Electronic Combat Mission Support (ECMS) during the first and second quarters. During the third quarter the Company experienced improving subcontractor activity levels on this contract when compared with the second quarter of the current year and the third quarter of the prior year. Contract backlog was $59.5 million as of December 29, 1995 which consists entirely of Defense Segment contracts.

Additionally in the prior year, the Company recorded net sales from its commercial telecommunications business of approximately $940,000. Effective May 31, 1995, the Company completed a transaction which transferred the net assets of this segment to ARIA. As a result, all commercial telecommunications business activities are accounted for using the equity method of accounting.

Gross margin (net sales less cost of sales) for the quarter increased to 16.9% from 15.4% in the prior year and for the nine months ended increased to 17.1% from 14.4% in the prior year. During the fiscal year, gross margins increased as a result of reduced ECMS subcontractor work, which typically provides relatively low profit margins. For the second and third quarters, gross margin increases are attributable, in part, to the completion of a contract, by the Defense Segment, earlier than anticipated. Additionally, the commercial telecommunications business negatively affected gross margins in the prior year.

The Company continued, during the third quarter, to invest in selling and marketing efforts. The Company has concentrated on attracting both foreign and domestic customers and directed efforts toward introducing the Company's proprietary military products. Accordingly, selling, general and administrative (S,G,&A) expense, as a percentage of sales, increased during the third quarter to 12.6% compared with the prior year of 11.3%. S,G,&A for the nine months ended December 29, 1995, as a percentage of sales, increased to 13.2% compared with 10.4% for the same period in the prior year.

As a result of the first quarter transfer of commercial operations to ARIA, research and development (R&D) for the third quarter decreased 64% when compared with the third quarter of the prior year. The Commercial Segment in the third quarter of the prior year accounted for $461,000 of the R&D spending. The Defense Segment's R&D spending decreased during the third quarter by 5% when compared with the prior year; however, year-to-date spending increased by $316,000, or 70%, from the prior year. The Defense Segment continued development efforts associated with its proprietary military products during the third quarter. Earlier in the fiscal year, the Segment incurred additional expenditures associated with the participation in a development project with the U.S. government.

Losses recorded from the Company's equity affiliate, ARIA, were $7,502,000 and $8,615,000 for the three and nine months ended December 29, 1995, respectively, compared with losses of $186,000 and $472,000 for the same periods in the prior year. The Company during the third quarter, as previously discussed, recorded a complete write-down of its investment in ARIA. Refer to note 6 to the consolidated condensed financial statements for additional information regarding ARIA.

The Defense Appropriations Act for fiscal year 1996 was approved and signed into law in December 1995. The Defense Authorization Act for 1996, however, has not yet been adopted. Moreover, during the third quarter the U.S. Government curtailed or suspended certain government activities as a result of a budget impasse. While the budget impasse and the delay in adoption of a Defense Authorization Act for 1996 did not have a material adverse impact on the Company's results to date, no assurances can be given that continuing delays or budget limitations will not have a material adverse effect on the Company operating results in future quarters.

                         PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In October 1994, IVD Corporation ("IVD"), a Texas corporation, and Aicesa S.A. de C.V. ("Aicesa"), a Mexican corporation, initiated an arbitration proceeding in the International Chamber of Commerce relating to a purported breach of distributorship agreement by ARIA Wireless Systems, Inc. ("ARIA"). The petition named Comptek Telecommunications, Inc. ("CTI") as a respondent in addition to ARIA alleging that ARIA was CTI's alter ego or agent. In November 1994, CTI filed a petition in United States District Court, Western District of New York, seeking to permanently stay the arbitration against CTI asserting that CTI was not a signatory to the contract in dispute, nor was ARIA its alter ego or agent.

By letter dated October 3, 1995, IVD and Aicesa notified the International Chamber of Commerce that it was dismissing CTI from the arbitration without prejudice, but would continue to proceed against ARIA. On December 29, 1995, the District Court on motion of IVD and Aicesa dismissed CTI's petition for injunctive protection as moot and denied CTI's request for a protective order limiting the use of information obtained by IVD and Aicesa in the course of discovery related to the petition.

Further information concerning the foregoing and related legal proceedings is reported in the Company's Form 10-Q Report for the period ended September 29, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.1         Amendment P00137 to Contract No. N00024-90-C-5208.
    27           Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed for the three months ended December 29, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMPTEK RESEARCH, INC.

Date:     February 8, 1996     By:   /s/ John R. Cummings
                                     -----------------------------------
                                     John R. Cummings
                                     Chairman, President, and Chief Executive
                                     Officer


Date:     February 8, 1996     By:   /s/ Laura L. Benedetti
                                     -----------------------------------
                                     Laura L. Benedetti
                                     Treasurer and Principal Accounting Officer

                               INDEX TO EXHIBITS
                               -----------------



EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------                   ----------------------------------------------------

10.1*                     Amendments P00137 to Contract No. N00024-90-C-5208.

27                        Financial Data Schedule





_____________________

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.