Form 10-K405
period 1996-03-31
COMPTEK RESEARCH INC/NY
filed 1996-06-25
CIK 720031

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)                          FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________to________________________

                         Commission file number: 1-8502

                             COMPTEK RESEARCH, INC.
             (Exact name or registrant as specified in its charter)

           New York                                              16-0959023
State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                              Identification No.)

    2732 Transit Road, Buffalo, New York                              14224-2523
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (716) 677-4070

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                      which registered
- ----------------------------                            ------------------------

Common Stock, $.02 par value                            American Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of class)

                                 Not Applicable
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X     No
                                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing sale price of the Common Stock on June 7, 1996, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23.8 million.

The number of shares outstanding of the Registrant's common stock, $.02 par value, was 5,167,247 at June 7, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek Research, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 1996 (the "Company's 1996 Definitive Proxy Statement").

                                TABLE OF CONTENTS


                                                                                                              PAGE NO.
                                                                                                              --------

                                                      PART I

ITEM 1.       BUSINESS

              General ...............................................................................             5
              Defense Electronics Systems and Services ..............................................             5
              Commercial Systems and Services .......................................................             6
              Marketing .............................................................................             7
              Customers .............................................................................             7
              Engineering and Manufacturing..........................................................             8
              Competition ...........................................................................             8
              Backlog ...............................................................................             9
              Research and Development ..............................................................             9
              Employees .............................................................................             9
              Patents and Trade Secrets .............................................................             9
              Officers of the Registrant ............................................................            10
              Forward Looking Statements.............................................................            10

ITEM 2.       PROPERTIES

              Real Property .........................................................................            11
              Equipment and Leasehold Improvements ..................................................            11

ITEM 3.       LEGAL PROCEEDINGS .....................................................................            11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................            12


                                                      PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDERS MATTERS ..........................................................            12

ITEM 6.       SELECTED FINANCIAL DATA ...............................................................            13

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ...................................................            13

                                                                                                              PAGE NO.
                                                                                                              --------
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Consolidated Balance Sheets ...........................................................            18
              Consolidated Statements of Operations .................................................            19
              Consolidated Statements of Cash Flows .................................................            20
              Consolidated Statements of Shareholders' Equity .......................................            21
              Notes to Consolidated Financial Statements ............................................            22
              Independent Auditors' Report...........................................................            34

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE ............................................................................            35

                                                     PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................................            35

ITEM 11.      EXECUTIVE COMPENSATION ................................................................            35

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........................            35

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................            35


                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ......................            35

SIGNATURES        ...................................................................................            37

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES .....................................            38

SCHEDULE II       ...................................................................................            39



INDEX TO EXHIBITS ...................................................................................            40

EXHIBITS          ...................................................................................            43

                                                      PART I


ITEM 1.     BUSINESS

GENERAL

            Comptek Research, Inc. (the "Company") is primarily engaged in furnishing computer technology related products and services used in information evaluation and data communications. The Company's operating activities for the fiscal year ended March 31, 1996 were concentrated in its Defense Electronics Systems and Services Segment (the "Defense Segment"). Historically and at the present time, the Defense Segment designs and develops dedicated systems software and provides technical support for tactical systems, under prime contracts and subcontracts, for the U.S. Navy and U.S. Air Force. These systems provide management information and implement offensive and defensive responses in combat situations. The Defense Segment also builds command, control, communications and intelligence (C3I) systems. In addition, the Company designs and develops shipboard and airborne electronic warfare systems and software for defensive military applications.

            In March 1996, the Company completed an acquisition of a privately-held developer of simulation, training and software validation systems related to electronic warfare for domestic and international markets. The acquired business operates within the Defense Segment as the Advanced Systems Division (ASD).

            During the first quarter of fiscal 1996, the Company contributed substantially all of the net assets utilized in the Company's wireless data communications business to a newly formed Delaware corporation, which continued to use the ARIA Wireless Systems, Inc. name, in exchange for stock in that company. The net assets were substantially all of the Commercial Systems and Services Segment (the "Commercial Segment"). Previously, during fiscal 1995, the Commercial Segment designed, developed and manufactured wireless data communication systems that provided seamlessly integrated, complete wireless solutions for business-critical communications. Additionally, during fiscal 1995, this segment manufactured other commercial electronic products and provided microwave service.

DEFENSE ELECTRONICS SYSTEMS AND SERVICES

            Modern military operations are dependent upon the effective use of the electromagnetic spectrum. Radar is a primary military application used for critical battlefield functions such as target detection, weapons guidance, communications and intelligence. This has led to the emergence of increasingly sophisticated and rapidly evolving electronic surveillance and countermeasures, which are broadly described as "electronic warfare". The reliance of most modern offensive weapons systems upon radar targeting and guidance has prompted the development of defensive surveillance systems which rapidly and reliably detect and identify hostile weapons and weapons platforms, such as ships, submarines, aircraft or ground installations, by means of their electromagnetic emissions, and then activate programmed countermeasures, such as jamming, decoys and other deceptive electronic responses.

            Electronic warfare is a critical factor in warship survivability in an age of anti-ship missiles. The Company has been a supplier to the U.S. Navy of surface electronic warfare systems and software since 1973, beginning with the AN/SLQ-32 software design and development. The AN/SLQ-32 system is the primary U. S. Navy electronic warfare system and was used on almost every warship engaged in the Persian Gulf War including cruisers, destroyers and frigates. The continuing involvement of the Company in the SLQ-32, coupled with the production of derivative systems, makes the Company a major force in shipboard electronic warfare.

            The Company's involvement in airborne electronic warfare includes production of test and support equipment, and design and development of operational software. The Company is currently developing software for the U.S. Navy EA-6B support aircraft. The Company developed several of the critical signal processing algorithms used for identifying hostile radars quickly, and has assisted the U.S. and foreign air forces with the development of improved software for radar warning receivers. This expertise led to design and production of specialized support and test equipment used in maintaining the software in modern digital radar warning receivers and jammers.

            In May 1994, the Company was awarded, in effect, a follow-on to the current Electronic Combat Mission Support (ECMS) contract managed by Comptek since April 1989. This contract is for support of the Naval Air Warfare Center, Weapons Division, located in Point Mugu, CA. This cost-plus-fixed-fee contract represented approximately $18 million in revenues, 33% of total sales, for fiscal 1996 and has a potential total sales value of more than $70 million through fiscal 1999.

            In May 1996, Comptek received a one-year contract with two options totaling $10 million from the Naval Sea Systems Command (NAVSEA). This cost-plus-fixed-fee program provides to the U.S. Navy engineering support for its reliability, maintainability and quality assessment. The Company has provided these types of services to NAVSEA for more than 20 years. Fiscal 1996 sales generated from this contract were approximately $8 million or 15% of total sales.

            In addition to building systems, the Company in fiscal 1996 continued to be heavily involved in the development of proprietary special purpose military products. These products are tangible manifestations of organically evolved niche technologies.

            For over twenty years, the Company has provided a wide range of technical and engineering services to the U.S. and foreign governments for both military and non-military applications. Many of these services build on the Company's knowledge of Command, Control, Communications and Intelligence ("C(3)I"), particularly in regard to the applications of computers for signal processing, decision support and training.

            The Company acquired Advanced Systems Development Inc., which is being integrated into the Defense Segment as the Advanced Systems Division
(ASD), on March 1, 1996. As a result of this acquisition, the Company entered into the Simulation/Stimulation (Sim/Stim) market. ASD specializes in the design, development, and manufacture of electronic environment simulators and stimulators for trainers, jammers and radar warning receiver (RWR) evaluation subsystems. Simulators can replicate battle environments, aircraft cockpits, or operator stations to provide effective training at costs significantly less than necessary for large-scale exercises.

COMMERCIAL SYSTEMS AND SERVICES

            Effective May 31, 1995, the Company, along with the other shareholders of ARIA Wireless Systems, Inc. (old ARIA), completed a transaction to reorganize and capitalize a new entity by the same name, ARIA Wireless Systems, Inc. (ARIA), which succeeded to the commercial telecommunications business of old ARIA. The Company contributed substantially all of the net assets of its Commercial Segment to ARIA in exchange for stock in that company. As a result of this transaction, old ARIA was merged into ARIA and all aspects of engineering, manufacturing, marketing and sale of the DataMover and related wireless data communications products were consolidated in ARIA. Previously these activities were split between the Company's commercial subsidiaries and old ARIA.

            During the third quarter of fiscal 1996, the Company, in view of ARIA's continuing losses and related financial position, and after reviewing the Company's related strategic alternatives, charged the full amount of its investment in ARIA, together with any amounts then due from ARIA, to earnings. The amount of this charge including a subsequent fourth quarter adjustment, was $6,520,000.

            On April 30, 1996, ARIA filed a voluntary petition in the U. S. Bankruptcy Court for the Western District of New York, under Chapter 11 of the Bankruptcy Code to reorganize the corporation. The Company, as a principal shareholder and a creditor of ARIA, intends to submit a proof of claim for all sums of money due the Company from ARIA and to closely monitor the bankruptcy proceedings. The ultimate outcome of these proceedings is not expected to have a material effect on the Company's financial position.

MARKETING

            The Company's military marketing efforts emphasize its substantial experience and knowledge in the engineering, software development, testing and evaluation of computer controlled command and control systems and the sophisticated software which it has developed for electronic warfare systems. Additionally, as a result of the acquired operations of the ASD, the Company's international marketing efforts have increased primarily directed towards Sim/Stim products of the highest commercial quality. These types of commercial products are considered by the U.S. Navy as commercial off-the-shelf (COTS) equipment. These Sim/Stim products are priced based on cost, competition and future customer potential purchases.

            Marketing is conducted primarily by the Company's own marketing, technical staffs. In many instances, the Company is invited to bid on a contract by a contracting office or agency of the U.S. Government. Foreign customers are covered by the Company's direct marketing forces in conjunction with several in-country representatives.

CUSTOMERS

            During the fiscal year ended March 31, 1996, approximately 97% of the Company's revenues were attributable to contracts with departments and agencies of the U.S. Government (including both prime and subcontracts). The Company's Defense Segment customers include all of the branches of the U. S. Armed Forces. Its present prime contractor relationships include Vitro, Tracor, and Raytheon Corp. The remaining 3% of the Company's revenues were attributable to the operations of ASD for the period March 1, 1996 (acquisition date) through fiscal year end March 31, 1996. ASD products have been successfully supplied to departments and agencies of the U.S. Government and to foreign allied military forces (both include prime and subcontracts). Foreign customers have primarily been located in Germany, Australia, Italy, and the United Kingdom.

            As discussed above, a major multi-year omnibus contract with the U.S. Navy, Naval Air Warfare Center was awarded to the Company in April 1989 (the four-year follow-on was awarded in May 1994) and accounted for 33% of the Company's revenues for fiscal 1996 and 38% for fiscal 1995. This cost-plus-fixed-fee contract required the Company to provide electronic combat mission support (ECMS) to Naval Air Warfare Center, Weapons Division, Pt. Mugu, California. Management anticipates that this program will continue to be a major source of revenue in fiscal 1997. The current contract continues through August 31, 1998. Additionally, the Company contracted with the U. S. Navy, Naval Sea Systems Command (NAVSEA) for engineering support for its reliability, maintainability, and quality assessment and represented 15% of the Company's sales in fiscal 1996 and 13% of sales in fiscal 1995. No other single contract accounted for over 10% of the Company's revenues in fiscal 1996.

            In fiscal 1996, approximately 80% of the Company's military-related revenues were derived from cost-plus-fee contracts, approximately 11% were derived from fixed-price contracts, and approximately 9% were derived from time-and-material contracts. On cost-plus-fee contracts, the Company is reimbursed fully for certain allowable costs and receives a negotiated fee based on a percentage of these allowable costs. On fixed-price contracts, the price is not subject to adjustment by reason of the cost incurred in the performance of the contract. With these types of contracts, the Company assumes the risk that it will not perform at a cost below the fixed price. Under time-and-materials contracts, the Company is paid for the cost of materials and receives an hourly rate intended to cover salary costs attributable to work performed on the contract, related overhead expenses, and an agreed-upon profit margin.

            Substantially all of the Company's U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the Company of costs incurred plus a profit related to the work performed to date of termination. All of the Company's contracts contain these provisions. No material adverse adjustments or loss of revenue occurred during the last fiscal year as a result of early contract termination. The Company, as a Government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future Government contracts. The Company's books and records are subject to audit by the Defense Contract Audit Agency. These audits can result in adjustments to contract costs and fees. A final audit by the Government has been completed through fiscal 1993.

ENGINEERING AND MANUFACTURING

            The Company's technical personnel generally produce the software sold by the Company and perform the software engineering services; however, from time to time, the Company engages subcontractors to perform a limited portion of this work.

            The Company's systems are manufactured from standard hardware components and items, such as printed circuit boards and fabricated metal parts, which are built by the Company or to the Company's specifications by various suppliers. The Company may also use quality commercial equipment referred to as commercial off-the-shelf for various systems. Computer hardware is purchased, by the Company, pursuant to standard original equipment manufacturer (OEM) and Value Added Reseller (VAR) arrangements which enable the Company to obtain discounts on these products based on the volume it purchases. In some cases, the customer furnishes the computer hardware which the Company modifies as part of the project. The Company tries to have multiple sources for all materials and components. However, due to the advanced nature of some of the Company's commercial products, chip designs may be available for short periods from only a single source.

COMPETITION

            The defense industry is dominated by many large companies, all of whom have much greater resources than the Company. These competitors include Tracor, Inc., AAI, Inc., Paramax (Unisys), TRW, Inc., Condor Systems, Inc., Lockheed Martin Corporation, Computer Sciences Corporation, Raytheon Corporation, The Boeing Company, and Hughes Aircraft Company. The size and reputation of many of these companies may give them an advantage in competing for contracts. The Company also competes with several small companies which can sometimes take advantage of special government programs such as small business set asides. The Company on certain contracts has been able to qualify for small business status when the standard selected is 750 employees or less.

            There is no single company, however, that competes directly with the Company with respect to all of the Company's major defense market segments. The Company competes on the basis of the technical expertise of its engineering staff, and the performance, reliability and price of its products and services. Government procurement regulations and recent legislation have placed a great emphasis on competitive procurements. In addition, political pressures directed at budget reduction are likely to result in keen competition on available defense industry procurements.

BACKLOG

            The Company's funded backlog and contract backlog of orders at March 31, 1994, 1995, and 1996 were as follows (in thousands):

                                    March 31,        March 31,          March 31,
                                       1994             1995              1996
                                    ----------       -----------       ----------
         Funded Backlog             $   26,599       $    21,325       $   20,289
         Contract Backlog           $   39,848       $    55,666       $   62,030

         Funded backlog includes commercial orders and contracts with the U.S. Government, which are incrementally funded by the procuring Government office or agency. Contract backlog, which includes funded backlog, represents the aggregate contract revenues remaining to be earned by the Company at a given time over the life of the contract, whether or not fully funded. Backlog may not be indicative of net sales in any particular period because of timing differences associated with receipt of contracts, modifications and extensions.

RESEARCH AND DEVELOPMENT

         The Company, during fiscal year 1996, continued its efforts to develop and apply new technology. The Company incurred expenditures of $1,308,000, $2,356,000, and $1,384,000 for R&D activities in fiscal 1996, 1995, and 1994, respectively. Approximately $640,000 in fiscal 1996 and $502,000 in fiscal 1995 of these expenses are eligible for reimbursement by the Government as independent research and development (IR&D).

EMPLOYEES

         The Company believes that its continued success will be largely dependent upon its ability to continue to attract and retain highly trained professional and technical personnel. As of March 31, 1996, the Company had 661 employees. Their principal areas of expertise include engineering, electronics, computer technology and management sciences.

PATENTS AND TRADE SECRETS

         The Company currently holds no patents. The Company intends to consider the benefits of patents as to products which may be developed. The Company's personnel and various customers, suppliers and consultants are covered by trade secret agreements and other similar contractual arrangements.

         The Company is restricted in its use of applicable inventions, processes and proprietary data developed during the performance of U.S. Government contracts. Depending upon the category of work, (a) the Government may acquire title and the Company, at a minimum, reserves a non-exclusive, royalty-free license, (b) the Company may acquire the principal rights and the Government takes an irrevocable, non-exclusive, royalty-free license, or (c) the final determination of rights may be made in the best public interest by a government contracting officer.

OFFICERS OF THE REGISTRANT

         The following table sets forth as of June 7, 1996, the names and ages of the officers of the Company and the positions and offices held by each such person.

                Name                    Age                                     Positions
         ------------------             ---          ----------------------------------------------
         John J. Sciuto                 53           President and CEO - Comptek Research, Inc. and
                                                     Comptek Federal Systems, Inc.

         Christopher A. Head            44           Executive Vice President, General Counsel, and
                                                     Secretary - Comptek Research, Inc.

         James D. Morgan                59           Vice President and Chief Scientist - Comptek Research, Inc.

         Laura L. Benedetti             30           Treasurer and Principal Accounting and Financial Officer -
                                                     Comptek Research, Inc.

         MR. SCIUTO was named President and Chief Executive Officer of Comptek Research, Inc. on April 1, 1996 and President and Chief Executive Officer of Comptek Federal Systems in April 1992. Since joining Comptek in 1986, Mr. Sciuto has held positions as Vice President for Surface Navy Electronics Warfare and Senior Vice President for Defense Electronics prior to an appointment in 1991 as Division President and Chief Operating Officer for Comptek Federal Systems.

         MR. HEAD has been Vice President and General Counsel of the Company since 1985. In 1991, he was designated Executive Vice President. Mr. Head also served as Chief Financial Officer from April 1992 to June 1993. He has also served as Secretary of the Company since 1985.

         MR. MORGAN is Vice President and Chief Scientist of the Company. Prior to joining the Company in April 1990, Mr. Morgan was Vice President of Barrister Information Systems Corporation, a former subsidiary of the Company spun off in 1982, from 1982 to 1990. Mr. Morgan, a founder of Comptek Research, Inc., has been a director of the Company since its formation in 1968.

         MS. BENEDETTI has been Treasurer of the Company since 1992. She was designated as Principal Accounting and Financial Officer in November 1994. Prior to being named Treasurer of the Company she served as Controller of the Company's subsidiary, Comptek Telecommunications, Inc.

         Officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any of the Company's directors or officers.

FORWARD LOOKING STATEMENTS


         Except for the historical information and results contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including defense related spending by the U.S. Government, potential adjustments resulting from cost audits by the Government, and the ability of the Company to integrate Advanced Systems Development, Inc. into its operations as more fully discussed herein. See Item 7, Management's Discussion and Analysis.

ITEM 2.  PROPERTIES

REAL PROPERTY

         The Company currently leases all the principal facilities used in its business. All offices are used primarily for services, engineering, manufacturing and systems development work in support of the Company's various contracts and customers, with the exception of approximately 3,000 square feet of office space occupied by the Company's corporate and administrative staff in Buffalo, New York. The Company's lease of the facility located in Elmhurst, New York is with the prior owners of ASD, now employees of the Company. The Company believes that the terms of this lease reflect current market conditions in that location. The following table shows the location and square footage of the Company's leased facilities (net of subleases) as of April 1, 1996:

                   Location                            Square Footage
         ----------------------------                  ---------------
         Buffalo, New York                                  39,900
         Elmhurst, New York                                 23,000
         Camarillo, California                              21,644
         Arlington, Virginia                                20,779
         Virginia Beach, Virginia                           12,826
         San Diego, California                              11,612
         Goleta, California                                  9,000
         Mt. Laurel, New Jersey                              6,165
         Pt. Mugu, California                                5,040
         Dahlgren, Virginia                                  3,000
         Ridgecrest, California                              1,494
         Gautier, Mississippi                                  560

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         The Company's equipment and leasehold improvements include: computer equipment and related tools used in the design, development, testing and simulation of systems and programs; office furniture and fixtures; and leasehold improvements undertaken to accommodate computers and other equipment.

ITEM 3.    LEGAL PROCEEDINGS

           In October 1994, IVD Corporation ("IVD"), a Texas corporation, and Aicesa S.A. de C.V. ("Aicesa"), a Mexico corporation, initiated an arbitration proceeding in the International Chamber of Commerce relating to a purported breach of distributorship agreement by ARIA Wireless Systems, Inc. ("ARIA"). The petition named Comptek Telecommunications, Inc. ("CTI") as a respondent in addition to ARIA, alleging ARIA was CTI's alter ego or agent. In November 1994, CTI filed a petition in the United Stated District Court, Western District of New York, seeking to permanently stay the arbitration against CTI asserting that CTI was not a signatory to the contract in dispute, nor was ARIA its alter ego or agent. By letter dated October 3, 1995, IVD and Aicesa notified the International Chamber of Commerce that is was dismissing CTI from the arbitration without prejudice, but would continue to proceed against ARIA. On December 29, 1995, the District Court on motion of IVD and Aicesa dismissed CTI's petition for injunctive protection as moot and denied CTI's request for a protective order limiting the use of information obtained by IVD and Aicesa in the course of discovery related to the petition.

           On July 13, 1995, IVD Corporation ("IVD"), and Aicesa S.A. de C.V. ("Aicesa") commenced an action in New York Supreme Court in Erie County, New York, against the Company's subsidiary Comptek Telecommunications, Inc. ("CTI"), ARIA Wireless Systems, Inc. ("ARIA"), and Daniel Dominguez. IVD and Aicesa allege that CTI and the other named defendants have defamed the plaintiffs and thereby injured plaintiffs' business reputation and professional and other economic interests. On April 8, 1996, this action was dismissed with prejudice.

           The Company reached a settlement with M~Wave, Inc. ("M~Wave"), and its wholly-owned subsidiary, Poly Circuits, Inc. ("Poly Circuits"), effective September 29, 1995. The lawsuit was initiated by the Company in May 1994 against M~Wave and Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company and installed in the Company's wireless data transmission devices. The settlement received by the Company included $300,000 in cash and 20,000 shares of M~Wave stock. Additionally, the Company obtained the right to receive $300,000 in product at no cost to the Company. The value of this product will be recorded by the Company if and when the Company exercises this right.

           The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the Company's financial position.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Item is not applicable.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND DIVIDEND INFORMATION

The common stock of Comptek Research, Inc. is listed on the American Stock Exchange under the symbol CTK. The table below sets forth market price information for fiscal years 1995 and 1996 (April 1, 1994 through March 31,
1996):


      QUARTER
       ENDED               HIGH                LOW

       7/1/94             19 3/8             14
      9/30/94             16 1/4             11 1/4
     12/30/94             17 3/4             13 7/8
      3/31/95             17 1/4             12 7/8
      6/30/95             18 3/8             12 7/8
      9/29/95             19                 16 3/4
     12/29/95             17 1/2             8
      3/31/96             10 3/4             5

The Company has approximately 400 shareholders of record as of May 31, 1996.

The Company does not currently pay a cash dividend and is restricted from doing so under the terms of its credit facility agreements with its major lender.

 ITEM 6.    SELECTED FINANCIAL DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


 SELECTED FINANCIAL DATA
                                                                     YEAR ENDED MARCH 31,
                                             1996            1995            1994           1993            1992
- --------------------------------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
OPERATIONS STATEMENT DATA
Net sales                                     $55,168        $57,835        $63,073         $64,084        $64,902
Earnings (loss) before loss associated
  with ARIA Wireless Systems, Inc.                428             53         (4,728)            760          1,700
Net earnings (loss)                            (8,552)          (980)        (4,844)            816          1,653
Net earnings (loss) per share                   (1.90)          (.22)         (1.13)            .18            .39
Dividends per share                              ----           ----            .08             .16            .12

BALANCE SHEET DATA
Working capital                                $8,298         $5,435         $8,535         $13,684        $13,474
Total assets                                   25,861         21,141         23,044          29,732         31,651
Long-term debt                                  7,626          2,244          3,016           4,322          6,250
Shareholders' equity                            8,245         11,275         11,527          16,196         15,129
Shareholders' equity per share                   1.60           2.56           2.66            3.79           3.63
- --------------------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         During fiscal 1996, the Company's operating activities were primarily concentrated in the Defense Electronics Systems and Services Segment. In this context, the Company, during the fourth quarter, completed an acquisition of a niche defense products company, Advanced Systems Development, Inc. (ASDI). During the third quarter, the Company initiated an intensive review of its non-operating investment in ARIA Wireless Systems, Inc. (ARIA). As a result of this review and the financial difficulties encountered by ARIA, the Company's investment in ARIA was written down to zero. On April 30, 1996, ARIA filed a voluntary petition in the United Stated Bankruptcy Court under Chapter 11 of the Bankruptcy Code to reorganize the corporation. The Company will closely monitor these proceedings in order to maximize the Company's investment position.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

         Transactional activities relating to the Company's Commercial Systems and Services Segment and its investment in ARIA, had a significant impact on the Company's fiscal 1996 financial performance. During the first quarter, the Company, along with the other shareholders of a predecessor corporation responsible for the marketing and sale of wireless data communication products, which was also named ARIA Wireless Systems, Inc. (old ARIA), completed a transaction to reorganize and capitalize ARIA. As a result of this transaction, old ARIA was merged into ARIA and all aspects of research and development, engineering, manufacturing, marketing and sale of the DataMover and related wireless data communications products were consolidated into ARIA. This transaction affected several aspects of the Company's financial statements as the Company contributed its remaining Commercial Segment net assets to ARIA in exchange for stock in that company. Losses associated with the ARIA investment were $8.98 million in fiscal 1996, and include the Company's equity share of ARIA's operating losses and the complete write-down of the Company's remaining investment balance. The Company recorded a similar loss of $1.03 million in fiscal year 1995 that represented the Company's pro rata share of ARIA's operating losses during that period.

          Net sales for fiscal 1996 decreased 4.6% from fiscal 1995 to $55.2 million. The elimination of Commercial Segment sales accounted for approximately half of the total decrease. The capitalization of ARIA during the first quarter resulted in ARIA as successor to the commercial telecommunications business activities previously split between Comptek Telecommunications Inc. (CTI), and old ARIA.

         Delays in subcontractor activity on a U.S. Navy contract for Electronic Combat Mission Support (ECMS) during the first half of the fiscal year affected the Defense Electronics Systems and Services Segment's net sales during the year. This contract represented approximately 33% of the Company's net sales in 1996, compared with 38% in 1995. Total Company backlog at March 31, 1996 increased from the prior year to $62 million, or 11%, primarily due to the acquisition of ASDI in March 1996. This acquisition is expected to further the Company's focus on international markets for defense products. On May 2, 1996, the Company received from the U.S. Navy a contract modification for work performed on the ECMS contract valued at $26.8 million. The modification resulted in the Company receiving full funding for the performance period through August 1998. The Company's backlog, as of May 16, 1996, was approximately $100 million.

         Gross margins (net sales less cost of sales) increased to 16.8%, from 14.6% in the prior year, primarily due to the current year sales mix. Decreasing lower margin subcontractor sales on the ECMS contract and the completion of work earlier than anticipated on a higher margin defense contract, produced overall higher margins for the year. Additionally, the Commercial Segment, in the prior year, negatively impacted gross margins.

         The Defense Segment during fiscal 1996 placed greater emphasis on selling and marketing with a view toward attracting new customers in both foreign and domestic markets and introducing new proprietary military products. Accordingly, Selling, General and Administrative expenses (S, G&A), increased by 17.6% to $7.5 million. Additionally, the Company recorded costs associated with the reorganization of executive management. S, G&A as a percentage of sales increased to 14% in fiscal 1996, from 11% in fiscal 1995.

         The first quarter transfer of the Commercial Segment's operations to ARIA resulted in a decrease of the Company's Research and Development (R&D) spending. A net reduction in R&D of $1.1 million includes a decrease of $1.5 million in the Commercial Segment, offset in part by an increase of approximately $400,000 in the Defense Segment. During fiscal 1996 the Defense Segment concentrated on the development of new proprietary military products and elected to participate in a Government research and development project.

         Income of $477,000 was recorded, net of associated legal fees, as a result of the settlement of litigation between the Company and M~Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc. (Poly

Circuits). The lawsuit was initiated by the Company against Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company which were installed in the Company's wireless data transmission devices. The Company recorded a charge (included in the fiscal 1994 special charge) for the costs associated with the program to repair and replace these defective boards and the write-off of defective boards remaining in inventory. The settlement received by the Company included $300,000 in cash and 20,000 shares of M~Wave, Inc. common stock.

         In March 1996, the Company completed an acquisition of ASDI, a privately-held developer of simulation, training and software validation systems related to electronic warfare for domestic and international markets. The acquisition was completed by merger of ASDI into Comptek Federal Systems, Inc., a wholly-owned subsidiary of the Company. This transaction was accounted for as a purchase and, accordingly the assets, liabilities and results of operations have been consolidated with those of the Company since the acquisition date of March 1, 1996. The results of operations for the one month ending March 31, 1996, were not material to the Company's consolidated fiscal 1996 financial results. The Company, however, anticipates that the acquired operations will have a material impact on the Company's financial results in the future. See note 11 to the consolidated financial statements for further information.

         Other expense, primarily net interest expense, increased to $218,000 in fiscal 1996, from $73,000 in fiscal 1995. This increase is due to a higher average outstanding debt balance, compared with the prior year, coupled with increases in the LIBOR borrowing rate which have occurred since April 1, 1995. The Company expects interest expense to increase significantly during fiscal year 1997 as a result of the increase in long term debt used to finance the acquisition of ASDI.

         The Company anticipates that the U.S. Department of Defense, the principal customer group for its Defense Segment, will continue to reduce overall spending in real dollars. The Company expects this trend to affect virtually all defense contractors in varying degrees. Additionally, the Government, specifically DoD, continues to place emphasis on audit and investigative activities which present risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with various procurement requirements. Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government. The Company believes that it maintains adequate internal systems to assure compliance with these requirements and therefore does not anticipate a material adverse financial impact from the various and on-going procurement reviews. The DoD also audits the books and records of the Company which can result in adjustments to contract costs and fees. These audits have been completed for all fiscal years through 1993, without material adjustments. However, there are no assurances that future adjustments will not be required.

         The Company's Government contracts are subject to termination at the Government's convenience, without cause. If a Government contract were terminated for convenience, the Company would typically, be reimbursed for its allowable costs to the date of termination and be paid a proportionate amount of the stipulated profit or fee for the work actually performed. The Company has not been materially adversely affected by the termination of any government contract.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

          Net sales declined 8% in fiscal 1995 as a result of the Commercial Systems and Service Segment's sale of its Industrial Systems Service, Inc. (ISS) operations and the discontinuation of the Segment's microwave systems and service business. Both businesses combined represented almost 10% of the Company's net sales for fiscal 1994. On a comparable basis without ISS and microwave sales, net sales for the Company increased 1% in 1995 over 1994.

         The Commercial Segment's wireless data communications sales increased 65% in fiscal 1995 to $1.8 million. Additionally, management was able to resolve a number of DataMover product performance issues, the most significant of which resulted from a defective vendor-supplied circuit board. Costs to correct this defect were $1,153,000, $982,000 of which had been accrued in fiscal 1994.

         The Defense Electronics Systems and Services Segment's sales increased slightly during fiscal 1995 to $56 million, from $55.5 million in fiscal 1994. The Defense Segment market continues to expand domestically despite the decline in DoD spending. In the first quarter of fiscal 1995 a $70 million follow-on contract for Electronic Combat Mission Support (ECMS) was awarded. This contract contributed approximately 38% of the Company's net sales in 1995 compared with 36% in 1994. International markets continue to be a focal point as interest in defense products grows. Total Company backlog at March 31, 1995 was $55.7 million, a 40% increase from the prior year. The increase is primarily the result of contracts awarded to the Company's Defense Segment.

         The Commercial Segment's disposal and discontinuance of its low margin businesses, as well as an increase in the Defense Segment's sales of higher margin contracts, improved the cost of sales as a percentage of net sales during 1995. Cost of sales decreased to 85% of net sales, compared with 88% in 1994.

         The decrease in SG&A for fiscal 1995 is attributable, in part, to the Company's restructuring efforts. Specifically, the sale of ISS and the microwave business discontinuance contributed to this decrease. SG&A expense as a percentage of net sales decreased to 11% in fiscal 1995, from 14% in fiscal 1994.

         Consistent with its focus on product development, the Company increased R&D spending during 1995 by 70% to $2,356,000, from $1,384,000 in 1994. The
Commercial Segment increased R&D spending by 95%, or $834,000, to $1,716,000. This increase is primarily due to the development of a new product line which is an extension of the DataMover technology. The Defense Segment increased R&D spending by 27%, or $138,000, to $640,000 as a result of increased emphasis on new products for existing markets.

         During the third quarter, the Commercial Segment completed the sale of the ISS operations located in Erie, Pennsylvania. This sale was generally in accordance with the disposal plan adopted in fiscal 1994, except that the sale occurred approximately six months earlier than expected. The Company received $1,387,000 in cash and $900,000 in promissory notes. The underlying net assets of this operation had been included in the assets of business held for sale in the 1994 Consolidated Balance Sheet. The $4.4 million special charge, recorded in fiscal 1994, included $1,467,000 for the estimated loss on sale and the anticipated losses from operations pending the completion of the sale. The Company recorded a $331,000 reversal of this charge in the third quarter of fiscal 1995 to reflect the final accounting for the sale.

         Other expense, primarily net interest expense, decreased in fiscal 1995 to $73,000, from $266,000 in fiscal 1994. The decrease was a result of a lower average outstanding balance on the Company's credit facility as positive cash flow was used to reduce debt. Additionally, interest income was received on outstanding notes receivable.

         The Company recorded a loss for its minority share in the Company's investee, old ARIA of $1,033,000 for 1995 compared with a loss of $116,000 for 1994. Beginning with the fiscal 1995 fourth quarter, when old ARIA began to generate a stockholders' deficiency, the Company as its most significant economic stakeholder began to record 100% of old ARIA's operating results as equity in net loss. Fiscal 1995 losses were primarily attributable to lower than anticipated sales, increased domestic and international marketing efforts, settlement of litigation, and establishment of reserves for accounts receivable. The Commercial Segment's sales to old ARIA during fiscal 1995 were $1,196,000 compared to $1,123,000 in the prior year. Total due from old ARIA was $2,350,000 (including loans and accounts receivable) at March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company reported positive cash flow from operations in fiscal 1996 of $814,000, a $374,000 increase from the prior year of $440,000, and a decrease when compared with fiscal year 1994 of $1,477,000. Increases in receivables and inventories were significant uses of cash during the year, while other current assets provided cash. Inventory increases are directly related, to the Commercial Segment activities through May 31, 1995, when substantially all of the Commercial Segment's net assets were contributed as a part of the ARIA combination. Receivable increases are associated with the Defense Segment and the increase in sales during the fourth quarter of fiscal 1996.

         The Company funded the operations of the Commercial Segment through May 31, 1995. The Company also provided operating cash to ARIA through the purchase of senior subordinated notes totaling $1,827,000. Expenditures for equipment and leasehold improvements decreased to $889,000 in the current year. This reduction was primarily due to the Commercial Segment and ARIA combination. The Company received cash as a result of the settlement of litigation and the principal payments on a note receivable taken in the sale of Industrial Systems Services, Inc., Erie operations.

         The Company acquired ASDI, effective March 1, 1996, and used approximately $370,000 in cash and acquired cash of approximately $69,000. In connection with the acquisition, the Company established a new credit facility with its current lender which consists of a $5,000,000 five year term loan used to reduce ASDI's existing financing facility and a $10,000,000 revolving credit agreement. The Company, at March 31, 1996, had $3,500,000 outstanding on the revolving credit facility, compared to $2,100,000 at March 31, 1995. The Company used financing available under its facility to fund the cash requirements for the fiscal year noted above. Accordingly, the Company's total debt to equity ratio increased to 2:1 at March 31, 1996, from .9:1 at March 31, 1995. Also, affecting this ratio is the decrease in equity due to the losses recorded as a result of the write-down of the ARIA investment. The Company anticipates the cash flows from operations and available borrowing capacity will be sufficient to cover working capital, capital expenditure demands and the repayment of long term debt in the coming year.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and SFAS No. 123, Accounting for Stock-Based Compensation are required to be adopted in fiscal 1997. The Company's policy on impairment is not materially different than that prescribed by SFAS 121. As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in the 1997 financial statements.

INFLATION

         Inflation has, and continues to have, minimal effect upon the Company's results. Where competitive conditions and government regulations permit, the Company seeks to reduce the potential impact of inflation by negotiating price escalations into contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)


                                                                                                 MARCH 31,
                                                                                       1996                        1995
                                                                                ============================================
ASSETS
Current assets:
Cash and equivalents                                                             $           160          $               71
Receivables (note 2)                                                                      15,776                      10,442
Inventories (note 3)                                                                       1,582                       1,703
Deferred income taxes (note 9)                                                                26                         172
Other                                                                                        744                         669
                                                                                  --------------              --------------
Total current assets                                                                      18,288                      13,057
Equipment and leasehold improvements (note 4)                                              2,491                       3,092

Deferred income taxes (note 9)                                                               350                          35
Other assets (note 5)                                                                      4,732                       4,957
                                                                                  --------------              --------------
Total assets                                                                    $         25,861          $           21,141
                                                                                  ==============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt (note 6)                                  $         1,051          $              187
Accounts payable                                                                           4,594                       2,953
Accrued salaries and benefits                                                              2,833                       2,783
Other accrued liabilities                                                                  1,512                       1,699
                                                                                  --------------              --------------
Total current liabilities                                                                  9,990                       7,622
Long-term debt, excluding current installments (note 6)                                    7,626                       2,244
Shareholders' equity (note 7):
Common stock, par value, $.02 per share Authorized
    10,000,000 shares; issued 5,272,205 in 1996 and
    4,711,938 in 1995                                                                        105                          94

Additional paid-in capital                                                                14,582                       9,606
Retained earnings (deficit)                                                               (5,782)                      2,770
                                                                                  --------------              --------------
                                                                                           8,905                      12,470
Less cost of treasury shares, 113,464 in 1996 and 299,744 in 1995                           (660)                     (1,195)
                                                                                  --------------              --------------
Total shareholders' equity                                                                 8,245                      11,275
                                                                                  --------------              --------------
Commitments and contingencies (note 10 and 13)
Total liabilities and shareholders' equity                                       $        25,861           $          21,141
                                                                                  ==============              ==============

See accompanying notes to consolidated financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                                            YEAR ENDED MARCH 31,
                                                                                  1996               1995               1994
                                                                       ======================================================
Net sales                                                            $            55,168 $          57,835 $           63,073
Costs and expenses:
    Cost of sales                                                                 45,904            49,387             55,591
    Selling, general and administrative                                            7,502             6,380              8,799
    Research and development                                                       1,308             2,356              1,384
    Special charge (credit) (notes 13 and 14)                                       (477)             (331)              4,433
    Other expense                                                                    218                73                266
                                                                       -----------------  ----------------   ----------------
    Total costs and expenses                                                      54,455            57,865             70,473
                                                                       -----------------  ----------------   ----------------
Earnings (loss) before income taxes and loss associated
    with ARIA Wireless Systems, Inc.                                                 713               (30)            (7,400)

Income taxes (benefit) (note 9)                                                      285               (83)            (2,672)
                                                                       -----------------  ----------------   ----------------
Earnings (loss) before loss associated with
    ARIA Wireless Systems, Inc.                                                      428                53             (4,728)

Loss associated with ARIA Wireless Systems, Inc. (note 12)                         (8,980)           (1,033)              (116)
                                                                       -----------------  ----------------   ----------------
Net loss                                                             $            (8,552) $           (980) $          (4,844)
                                                                       =================  ================   ================
Net loss per share                                                   $             (1.90) $          (0.22) $           (1.13)
                                                                       =================  ================   ================
Weighted average number of common shares outstanding                               4,508             4,373              4,306
                                                                       =================  ================   ================


See accompanying notes to consolidated financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

                                                                                            YEAR ENDED MARCH 31,

                                                                                      1996         1995              1994
                                                                              ================================================
Cash flows from operating activities:
   Net loss                                                                 $       (8,552) $           (980) $         (4,844)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                                     994             1,281             1,545
     Loss associated with ARIA Wireless Systems, Inc.                                8,980             1,033               116
     Deferred income taxes                                                             183              (262)           (2,949)
     Other non-cash charges and credits, net                                          (353)             (328)            5,526
     Assets held for sale                                                             ----              (646)             ----
     Changes in current assets and liabilities providing (using) cash, excluding effects of acquisition, subsidiary sale and special charge:

           Receivables                                                                (649)            1,265             1,128
           Inventories                                                                (620)              462              (316)
           Other assets                                                                 53            (1,465)            1,569
           Accounts payable and accrued liabilities                                    778                80               516
                                                                              ------------     -------------     -------------
Net cash provided by operating activities                                   $          814  $            440  $          2,291
                                                                              ------------     -------------     -------------

Cash flows from investing activities:
   Expenditures for equipment and leasehold improvements                    $         (889) $         (1,322)  $          (799)
   Acquisition of business, net of cash acquired                                      (301)              ----              ----
   Purchase of ARIA Wireless Systems, Inc. senior subordinated
     notes, net of collection and loans provided                                    (1,827)             (550)              ----

   Sale (purchase) of other Commercial assets                                          375             1,703              (167)
                                                                              ------------     -------------     -------------
Net cash used by investing activities                                      $        (2,642) $           (169) $           (966)
                                                                              ------------     -------------     -------------

Cash flows from financing activities:
   Proceeds from (payment of) revolving debt                               $         1,400  $           (596) $         (1,140)
   Proceeds from issuance of long-term debt                                          5,000              ----               ---
   Payment of long-term debt                                                        (5,782)             (189)             (266)
   Purchase of treasury shares                                                         (51)             ----                (5)
   Proceeds from the sale of treasury shares                                         1,073               280               218
   Proceeds from the exercises of stock options                                        277               260               194
   Cash dividends paid                                                                ----              ----              (352)
                                                                              ------------     -------------     -------------
Net cash provided (used) by financing activities                           $         1,917  $           (245) $         (1,351)
                                                                              ------------     -------------     -------------
Net increase (decrease) in cash and equivalents                            $            89  $             26  $            (26)
Cash and equivalents at beginning of year                                               71                45                71
                                                                              ------------     -------------     -------------
Cash and equivalents at end of year                                        $           160  $             71  $             45
                                                                              ============     =============     =============

Supplementary cash flow information (note 16)

See accompanying notes to consolidated financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)


                                                             Common Stock
                                             -----------------------------------------------
                                                  Issued                    Treasury
                                             -------------------     -----------------------    Additional   Retained
                                                                                                  Paid-In    Earnings
                                             Shares     Amount         Shares      Amount         Capital    (Deficit)     Total
                                             -------------------     ----------- -----------    ----------- -----------  ----------
Shareholders' Equity March 31, 1993              4,611       $92             338     ($1,309)        $8,467      $8,946     $16,196

Exercise of stock options, including tax
    benefits of $120                                45         1            ----        ----            313        ----         314

Issuance of treasury stock primarily
    through employee stock purchase plan          ----      ----             (16)         54            164        ----         218

Repurchase of common stock                        ----      ----            ----          (5)          ----        ----         (5)

Cash dividends, $.08 per share                    ----      ----            ----        ----           ----        (352)       (352)

1994 net loss                                     ----      ----            ----        ----           ----      (4,844)     (4,844)
                                             --------------------------------------------------------------------------------------
Shareholders' Equity, March 31, 1994             4,656       $93             322     ($1,260)        $8,944      $3,750     $11,527

Exercise of stock options, including
    tax benefits of $188                            56         1            ----        ----            447        ----         448

Issuance of treasury stock primarily
    through employee stock purchase plan          ----      ----             (23)         65            215        ----         280

1995 net loss                                     ----      ----            ----        ----           ----        (980)       (980)
                                             --------------------------------------------------------------------------------------
Shareholders' Equity, March 31, 1995             4,712       $94             299     ($1,195)        $9,606      $2,770     $11,275

Exercise of stock options, including
    tax benefits of $12                             36         1            ----        ----            288        ----         289

Repurchase of common stock                        ----      ----               6         (51)          ----        ----         (51)

Issuance of treasury stock primarily
    through employee stock purchase plan          ----      ----             (43)        140            239        ----         379

Sale of treasury stock in a private placement     ----      ----             (49)        140            554        ----         694

Issuance of common stock in connection
      with acquisition (note 11)                   524        10            (100)        306          3,895        ----       4,211

1996 net loss                                     ----      ----            ----        ----           ----      (8,552)     (8,552)
                                             --------------------------------------------------------------------------------------
Shareholders' Equity, March 31, 1996             5,272      $105             113       ($660)       $14,582     ($5,782)     $8,245
                                             ======================================================================================

See accompanying notes to consolidated financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996, 1995 and 1994

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

(a)   CONSOLIDATION
The consolidated financial statements include the accounts of Comptek Research, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions are eliminated in consolidation.

(b)   REVENUE RECOGNITION
The Company's operations consist of furnishing computer-technology-related products and services used in information evaluation and data communications.

The Defense Electronics Systems and Services Segment generally provides computer software and hardware to the U.S. Government under prime contracts and subcontractual arrangements. Costs are accumulated for each contract with uncompleted contracts, at the balance sheet dates, recorded on a percentage-of-completion basis whereby costs and estimated earnings are deemed sales based on estimates as the work is performed. Certain contracts have terms extending beyond the Company's financial reporting year. Revisions in costs and estimated earnings are reflected in the year when the additional data becomes known. Estimated losses on contracts are recorded as identified.

Sales of commercial products are recorded upon shipment.

(c)   CASH EQUIVALENTS
Cash equivalents consist of liquid, short-term investments with an original maturity of three months or less.

(d)   INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

(e)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Machinery and equipment and furniture and fixtures are depreciated over estimated useful lives of five to ten years. Improvements to leased property are depreciated over the lesser of the life of the lease or the life of the improvement.

(f)   INTANGIBLE ASSETS ARISING FROM BUSINESS ACQUISITIONS
These assets, consisting of the excess of cost over the fair value of assets acquired, are carried at the lower of cost or net realizable value, and are amortized on the straight-line method over the period of estimated benefit, generally ranging from 15 and 20 years. Net realizable value of intangibles is determined based on the projected undiscounted future operating cash flows of the underlying business. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

(g)   INVESTMENT IN EQUITY AFFILIATE
Given ARIA's financial and operational status, the Company, during fiscal 1996, fully wrote-down its investment in ARIA (note 12). Previously, the Company used the equity method of accounting and, when ARIA's cumulative losses exceeded its contributed capital, recorded 100% of ARIA's losses as equity in loss, as the Company was ARIA's principal investor.

(h)   INCOME TAXES
Deferred tax assets and liabilities are provided on temporary differences between the book and tax basis of assets and liabilities and for net operating loss and credit carryforwards. Deferred taxes are adjusted at each balance sheet date to the amounts expected to be paid or received in the future, based upon current tax laws. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

(i)   FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of all financial instruments approximate their carrying amounts in the balance sheet.


(j)   USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reporting of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)   SHARE DATA
Earnings per share data are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

(l)   RECLASSIFICATION
Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.


(2)   RECEIVABLES
- --------------------------------------------------------------------------------

Receivables consist of:


                                                                              MARCH 31,
                                                                  1996                        1995
                                                              =========================================
                                                                           (In thousands)
Long term contracts:
      Amounts billed                                       $         8,588            $           4,257
      Unbilled costs and estimated earnings                          6,509                        4,949
      Retainage and holdbacks                                          688                          801
                                                              ------------               --------------
      Total long-term contract receivables                          15,785                       10,007
Other Trade                                                             41                          482
                                                              ------------               --------------
Total receivables                                                   15,826                       10,489
Less allowance for doubtful accounts                                   (50)                         (47)
                                                              ------------               --------------
Receivables, net                                           $        15,776            $          10,442
                                                              ============               ==============

Unbilled contract receivables are comprised primarily of amounts of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at March 31, 1996, will be received upon presentment of billings or completion of contracts. Substantially all unbilled amounts are expected to be collected within one year. On March 31, 1996, $12.6 million of receivables were from U.S.

customers and $3.2 million were from international customers. On March 31, 1995, substantially all receivables were due from U.S. customers.

(3)   INVENTORIES
- --------------------------------------------------------------------------------

Inventories consist of the following:


                                                                              MARCH 31,
                                                                  1996                        1995
                                                              =========================================
                                                                           (In thousands)
Finished goods                                             $           116            $             160
Work-in-progress                                                        86                          310
Parts stock                                                          1,380                        1,233
                                                              ------------               --------------
Total inventories                                          $         1,582            $           1,703
                                                              ============               ==============


(4)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
- --------------------------------------------------------------------------------

A summary of equipment and leasehold improvements follows:


                                                                             MARCH 31,
                                                                      1996                        1995
                                                              ========================================
                                                                           (In thousands)
Cost:
        Machinery and equipment                            $         7,328           $           8,993
        Furniture and fixtures                                         852                       3,571
        Leasehold improvements                                       1,140                         970
                                                              ------------               -------------
                                                                     9,320                      13,534
Less accumulated depreciation                                        6,829                      10,442
                                                              ------------               -------------
Net equipment and leasehold improvements                   $         2,491           $           3,092
                                                              ============               =============

(5)     OTHER ASSETS
- --------------------------------------------------------------------------------

A summary of other assets follows:


                                                                             MARCH 31,
                                                                      1996                        1995
                                                              ========================================
                                                                           (In thousands)
Intangible assets arising from business
        acquisition (note 11), net of accumulated
        amortization of $29,000 at March 31, 1996          $         4,604           $            ----
Intangible and other assets invested in the
        business of ARIA (note 12)                                     ---                       4,684
Other                                                                  128                         273
                                                              ------------               -------------
Total other assets                                         $         4,732           $           4,957
                                                              ============               =============

In May 1995, the Company contributed net assets with a book value of approximately $7 million to ARIA in connection with its recapitalization. As a result of ARIA's continuing losses, and the Company's intense review of its strategic alternatives with respect to ARIA, the Company fully wrote-down its investment in ARIA during fiscal 1996 (note 12).

(6)    LONG-TERM DEBT
- --------------------------------------------------------------------------------

A summary of long-term debt follows:


                                                                             MARCH 31,
                                                                      1996                        1995
                                                              ========================================
                                                                           (In thousands)
Revolving credit note payable to bank (a)                  $         3,500           $           2,100
Term note payable to bank (b)                                        5,000                        ----
Other                                                                  177                         331
                                                              ------------               -------------
Total long-term debt                                                 8,677                       2,431
Less current installments                                            1,051                         187
                                                              ------------               -------------
Long-term debt, excluding current installments             $         7,626           $           2,244
                                                              ============               =============

The Company, as a result of the acquisition of Advanced Systems Development, Inc. (ASDI) (note 11), established a new credit facility with its lender which consists of a maximum borrowing line of $10,000,000 under a revolving credit agreement and a five year term loan of $5,000,000, both secured by substantially all of the Company's assets.

(a) The revolving credit agreement provides for interest at the prime rate plus 1/4% or 2.50% above LIBOR (at the Company's option) and a fee of 1/4% of any unused portion of the line. Borrowings under this agreement mature March 31, 1998, at which time the Company has the option to convert the borrowings into a four year term loan, with principal and interest payable monthly at prime plus 1/2%.

(b) The five year term loan provides for interest at 8.5%, with principal and interest payable monthly and matures on March 31, 2001.

Both agreements, among other things, stipulate that the Company maintain minimum levels of working capital and tangible net worth, not exceed certain prescribed levels of capital expenditures and prohibits the payment of cash dividends.

Total interest expense was $260,000, $138,000 and $266,000 in 1996, 1995 and
1994, respectively.

Assuming conversion of the revolving credit note to term debt, the maturities of long-term debt at March 31, 1996 are: $1,051,000 in 1997, $1,126,000 in 1998,
$1,929,000 in 1999, $1,892,0000 in 2000, $1,875,000 in 2001, and $804,000
thereafter.

(7)    SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

Pursuant to the Company's Equity Incentive Plan, options to purchase shares have been granted to certain key employees. The Company may award up to 948,000 shares in the form of stock options, restricted stock, performance shares and other equity awards under this plan. Through March 31, 1996, stock options and equity awards related to incentive compensation have been issued pursuant to this plan.

All options are exercisable at a price not below market at date of grant, have a term of ten years and become exercisable in either equal quarterly or equal annual increments over a period of one to five years. During 1996, options to purchase 58,726 shares became exercisable. Options for 188,680 shares were exercisable at March 31, 1996.

The following is a summary of stock option activity:


                                                                                             MARCH 31,
                                                                           1996                1995              1994
                                                                       ==================================================
Outstanding, beginning of year                                              342,590             382,040           328,600
Granted                                                                     183,474              51,000           133,340
Cancelled                                                                   (57,000)            (34,100)          (35,300)
Exercised (at an average price of $7.61, $4.58, $4.30 per share
    in 1996, 1995 and 1994, respectively)                                   (36,405)            (56,350)          (44,600)
                                                                       ------------        ------------      ------------
Outstanding, end of year (at prices ranging from $3.25
       to $17.75 per share at March 31, 1996)                               432,659             342,590           382,040
                                                                       ============        ============      ============

Reserved for grant, end of year                                             194,266              27,408            45,360
                                                                       ============        ============      ============


During fiscal 1996, the Company issued equity awards of 6,668 shares, and 1,052 shares in fiscal 1995 (note 8).

The Company also has a stock option plan, established in 1995, for non-employee members of the Board of Directors. The Company may award up to 100,000 shares in the form of non-qualified stock options. All options are exercisable at a price not below market at date of grant, have a term of ten years, and become exercisable one year after date of grant. During fiscal 1996, options to purchase 4,000 shares became exercisable; no options were exercised; 48,000 shares were outstanding (at prices ranging from $13.00 to 17.63); and 52,000 were reserved for grant.

Under the Employee Stock Purchase Plan, each employee of the Company, whose customary employment is more than 20 hours per week, is eligible to purchase the Company's stock at a 15% discount. In fiscal 1996, 36,695 shares were purchased by employees from the Company's treasury shares, under this plan, at prices ranging from $4.36 to $14.77 per share. In fiscal 1995, 19,040 shares were purchased from the Company's treasury shares at prices ranging from $11.48 to $12.54 per share. In fiscal 1994, 15,737 shares were purchased from the Company's treasury shares at prices ranging from $14.03 to $19.37 per share.


(8)    EMPLOYEE BENEFIT PLANS
- --------------------------------------------------------------------------------

401(k) PLAN

All full-time regular employees are eligible for participation in the Company's 401(k) Plan on their date of hire. All other employees become eligible upon meeting certain requirements. Eligible employees may make voluntary contributions to the Plan in the form of 1% to 18% salary reductions. The first 4% of a participant's contribution is matched by the Company at the rate of 30%. In addition, the Company contributes 1% of each eligible participant's annual compensation. Plan expense was $514,000, $473,000, and $502,000, in 1996, 1995 and 1994, respectively.

INCENTIVE COMPENSATION

Officers and certain key employees of the Company participate in a plan which provides for additional compensation primarily based on the Company attaining certain predetermined goals, including, reduction in debt levels, operating earnings and/or contract awards. Total expense under this plan was $780,000 in 1996, $889,000 in 1995, and $189,000 in 1994.

For individuals with incentive compensation levels over $4,000 in 1996 and 1995, at least twenty-five percent (25%) of their total award was paid in the form of Company stock (note 7).


(9)    INCOME TAXES
- --------------------------------------------------------------------------------

The composition of income taxes (benefit) reflected in operations is as follows:


                                                                                     MARCH 31,
                                                                   1996                1995           1994
                                                              =================================================
                                                                                (In thousands)

       Current State                                          $        102      $         179       $       277
                                                                ----------          ---------         ---------

       Deferred:
       Federal                                                         172               (254)           (2,599)
       State                                                            11                 (8)             (350)
                                                                ----------          ---------         ---------
       Total deferred                                                  183               (262)           (2,949)
                                                                ----------          ---------         ---------

       Total income taxes (benefit)                           $        285      $         (83)      $    (2,672)
                                                                ==========          =========         =========


Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to earnings (loss) before income taxes and loss associated with ARIA as follows:


                                                                                      MARCH 31,
                                                                   1996                1995           1994
                                                              =================================================
                                                                                (In thousands)
       Income taxes (benefit) at the Federal
          statutory rate                                      $        242      $           6       $    (2,516)

       State tax effect                                                 75                116               (48)
       General business and other credits                              (29)              (225)              (63)
       Other                                                            (3)                20               (45)
                                                                ----------          ---------         ---------

       Total income taxes (benefit)                           $        285      $         (83)      $    (2,672)
                                                                ==========          =========         =========


The loss associated with ARIA is not currently deductible for tax purposes. The resulting deferred tax benefit has been offset with an increase in the valuation allowance as a result of the limitations on the use of this deduction. This treatment is not reflected in the above table.

The tax effects of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 1996 and 1995, are as follows:

                                                                              MARCH 31,
                                                                  1996                        1995
                                                              =========================================
                                                                           (In thousands)
Deferred tax assets:
       Net operating loss carryforwards                    $         1,441            $           1,284
       General business credits                                        614                          585
       Alternative minimum tax credits                                 220                          220
       Accrued expenses not currently deductible                       505                          613
       Loss on investment not currently deductible                   3,160                          309
       Other, net                                                      249                          450
                                                              ------------               --------------

       Total gross deferred tax assets                               6,189                        3,461
       Valuation allowance                                          (3,830)                        (621)
                                                              ------------               --------------

Net deferred tax assets                                    $         2,359            $           2,840
                                                              ------------               --------------

Deferred tax liabilities:
       Receivables on engineering contracts                $         1,867            $           1,678
       Depreciation of equipment and leasehold
          improvements                                                 116                          358

       Research and development expenses                              ----                          597
                                                              ------------               --------------

Total deferred tax liability                               $         1,983            $           2,633
                                                              ------------               --------------

Net deferred tax asset                                     $           376            $             207
                                                              ============               ==============


During fiscal 1996, $340,000 in deferred tax liabilities were transferred to ARIA in connection with the combination of the Company's commercial telecommunications business and ARIA (note 12). Of the remaining change in net deferred tax assets, $183,000 was charged to operations and $12,000 was credited directly to shareholders' equity as a result of the tax benefit of disqualifying option exercises.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management primarily considers the effect of taxable temporary differences and projected future earnings in making this assessment.

At March 31, 1996, the Company's net operating loss carryforward ($3,189,000 of Federal and $827,000 of state) expires from 2009 to 2010. The general business credits of $614,000 expire from 2004 to 2012. The Company also has $220,000 of alternative minimum tax credit carryforwards available with no expiration date.


(10)  LEASE COMMITMENTS
- --------------------------------------------------------------------------------

The Company conducts its operations from leased facilities and uses certain equipment primarily under operating lease arrangements. All leases expire prior to the year 2002. Real estate taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Total rental expense was $1,439,000 in 1996, $1,594,000 in 1995, and $1,816,000 in 1994.

The following is a schedule by years of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year, net of any subleases:


          YEAR ENDING MARCH 31                                         AMOUNT
          --------------------                                         ------
                                                                    (In thousands)
                 1997                                       $                1,506
                 1998                                                        1,274
                 1999                                                          955
                 2000                                                          648
          2001 and thereafter                                                  575
                                                               -------------------
       Total minimum payments required                      $                4,958
                                                               ===================

(11)   ACQUISITION
- --------------------------------------------------------------------------------

Effective March 1, 1996, the Company acquired all of the outstanding stock of ASDI, a privately-held developer of simulation, training and software validation systems for electronic warfare which were sold into both domestic and international markets. The purchase price consisted of $369,843 in cash, forgiveness of a note of $22,019 and 623,892 shares of the Company's common stock. If the average market value of the Company's common stock falls below $5.08 for the thirty day period prior to March 7, 1997, the Company will be required to pay such shortfall on 623,892 shares, to the former stockholders of ASDI in either cash or stock.

The acquisition was accounted for as a purchase and the excess of purchase price over the estimated fair value of net assets acquired was approximately $4,574,000 and is being amortized on a straight-line basis over 20 years (note
5). Because information required to determine the estimated fair value of all of the net assets is incomplete at this time, management's estimates may differ from the final allocation. The consolidated financial statements include the operations of ASDI from March 1, 1996.

The following unaudited pro forma results of operations for the years ended March 31, 1996 and 1995 assumes the ASDI acquisition occurred as of the beginning of each of the periods:

                                                                              MARCH 31,
                                                                  1996                        1995
                                                              =========================================
                                                              (In thousands, except per share data)
Net sales                                                 $         69,210            $          69,871
Net loss                                                            (8,024)                        (758)
Net loss per share                                        $          (1.65)           $           (0.17)
                                                              ============               ==============

The unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been had the acquisition been completed as of those dates or of the future combined results of operations.

(12)   INVESTMENT IN EQUITY AFFILIATE
- --------------------------------------------------------------------------------

Effective May 31, 1995, the shareholders of ARIA, including the Company, completed a transaction to reorganize and capitalize a new entity, which continued to use the ARIA Wireless Systems, Inc. name. The Company contributed approximately $7 million of net assets to ARIA in connection with this transaction.

During the third quarter of fiscal 1996, the Company, after considering ARIA's continuing losses and financial condition, and after reviewing the Company's related strategic alternatives, charged the full amount of its investment in ARIA, together with any amounts then due from ARIA, to earnings. The amount of this charge, including additional fourth quarter adjustments, was $6,520,000 and has been included in the loss associated with ARIA on the 1996 Consolidated Statements of Operations. In addition, on April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. The Company, through certain of its subsidiaries, is a principal shareholder and a creditor of ARIA. The Company intends to submit a proof of claim for all sums of money due the Company from ARIA and to closely monitor the bankruptcy proceedings. The ultimate outcome of these proceedings is not expected to have a material effect on the Company's financial position.


(13)     LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

In October 1994, IVD Corporation ("IVD"), a Texas corporation, and Aicesa S.A. de C.V. ("Aicesa"), a Mexico corporation, initiated an arbitration proceeding in the International Chamber of Commerce relating to a purported breach of distributorship agreement by ARIA Wireless Systems, Inc. ("ARIA"). The petition named Comptek Telecommunications, Inc. ("CTI") as a respondent in addition to ARIA, alleging ARIA was CTI's alter ego or agent. In November 1994, CTI filed a petition in the United Stated District Court, Western District of New York, seeking to permanently stay the arbitration against CTI asserting that CTI was not a signatory to the contract in dispute, nor was ARIA its alter ego or agent. By letter dated October 3, 1995, IVD and Aicesa notified the International Chamber of Commerce that is was dismissing CTI from the arbitration without prejudice, but would continue to proceed against ARIA. On December 29, 1995, the District Court on motion of IVD and Aicesa dismissed CTI's petition for injunctive protection as moot and denied CTI's request for a protective order limiting the use of information obtained by IVD and Aicesa in the course of discovery related to the petition.

On July 13, 1995, IVD Corporation ("IVD"), a Texas corporation, and Aicesa S.A. de C.V. ("Aicesa"), a Mexico corporation, commenced an action in New York Supreme Court in Erie County, New York, against the Company's subsidiary Comptek Telecommunications, Inc. ("CTI"), ARIA Wireless Systems, Inc. ("ARIA"), and Daniel Dominguez. IVD and Aicesa allege that CTI and the other named defendants have defamed the plaintiffs and thereby injured plaintiffs' business reputation and professional and other economic interests. On April 8, 1996, this action was dismissed with prejudice.

The Company reached a settlement with M~Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc., effective September 29, 1995. The lawsuit was initiated by the Company in May 1994 against M~Wave and Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company and installed in the Company's wireless data transmission devices. The settlement received by the Company included $300,000 in cash and 20,000 shares of M~Wave stock. Additionally, the Company obtained the right to receive $300,000 in product at no cost to the Company. The value of this product will be recorded by the Company if and when the Company exercises this right. The settlement income is included in the 1996 special credit.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the Company's financial position.


(14)    SPECIAL CHARGE
- --------------------------------------------------------------------------------

The 1994 special charge includes $1,467,000 for the anticipated loss on disposal of a subsidiary. The disposal occurred in fiscal 1995 at a final loss which was $331,000 less than that provided for in 1994. The 1994 special charge also includes $1,877,000 for warranty cost associated with faulty vendor-supplied printed circuit boards and $1,089,000 for the discontinuation of its microwave services business. The warranty matter resulted in a claim against the vendor which was resolved in 1996 (note 13).

(15)  SEGMENT INFORMATION
- --------------------------------------------------------------------------------


The Company contributed substantially all of the operating assets of its Commercial Systems and Service Segment to ARIA on May 31, 1995 (note 12). Accordingly, during fiscal 1996, the Company operated principally in one industry segment, Defense Electronics Systems and Services.

Prior to fiscal 1996, the Company reported information for two principal industry segments: (1) Defense Electronics Systems and Services, and (2) Commercial Systems and Services. The Defense Electronics Systems and Service Segment provides electronic warfare and battle management systems to the U.S. Department of Defense and allied military services. This Segment held contracts with the U.S. Navy, Naval Air Systems Command for Electronic Combat Missions Systems (ECMS) which contributed 33% of sales in 1996, 38% in 1995 and 36% in 1994. The Defense Segment also held contracts with the U.S. Navy, Naval Sea Systems Command (NAVSEA) which accounted for 15% of sales in 1996, 13% in 1995 and in 1994. No other single customer accounted for more than 10% of sales during such periods. The Commercial Systems and Service Segment provided wireless data communications products and services to the financial industry and other commercial customers throughout the world.

Corporate, general and administrative costs were allocated to each segment on a pro rata basis.


                                                                                          MARCH 31,
                                                                                    1995                1994
                                                                            ======================================
                                                                                        (In thousands)
NET SALES
Defense Electronics Systems and Services
        Total sales                                                         $            56,021  $          55,642
        Intersegment sales                                                                 ----               (140)
                                                                              -----------------   ----------------
                                                                                         56,021             55,502
                                                                              -----------------   ----------------
Commercial Systems and Services
        Total sales                                                                       1,814              8,650
        Intersegment sales                                                                 ----             (1,079)
                                                                              -----------------   ----------------
                                                                                          1,814              7,571
                                                                              -----------------   ----------------
                                                                            $            57,835  $          63,073
                                                                              =================   ================
EARNINGS (LOSS) BEFORE INCOME TAXES AND LOSS ASSOCIATED WITH ARIA
                                                                              =================   ================
Defense Electronics Systems and Services                                    $             2,596  $           1,496
                                                                              -----------------   ----------------
Commercial Systems and Services
        Loss before special charge, interest
                 and income tax                                                          (2,884)            (4,197)

        Special credit (charge)                                                             331             (4,433)
                                                                              -----------------   ----------------
        Segment loss                                                                     (2,553)            (8,630)
                                                                              -----------------   ----------------
Other expense                                                                                73                266
                                                                              -----------------   ----------------
                                                                            $               (30) $          (7,400)
                                                                              =================   ================
IDENTIFIABLE ASSETS AT YEAR END
Defense Electronics Systems and Services                                    $            13,056  $          11,334
Commercial Systems and Services                                                           7,394              8,925
Corporate                                                                                   691              2,785
                                                                              -----------------   ----------------
                                                                            $            21,141  $          23,044
                                                                              =================   ================
CAPITAL EXPENDITURES
Defense Electronics Systems and Services                                    $               834  $             420
Commercial Systems and Services                                                             488                379
                                                                              -----------------   ----------------
                                                                            $             1,322  $             799
                                                                              =================   ================
DEPRECIATION AND AMORTIZATION
Defense Electronics Systems and Services                                    $               693  $             720
Commercial Systems and Services                                                             588                825
                                                                              -----------------   ----------------
                                                                            $             1,281  $           1,545
                                                                              =================   ================

(16)    SUPPLEMENTARY CASH FLOW INFORMATION
- --------------------------------------------------------------------------------



                                                                                            MARCH 31,
                                                                           1996               1995              1994
                                                                       ==================================================
                                                                                         (In thousands)
    Interest paid                                                      $        225        $        155      $        225
    Income tax paid                                                             119                 188               151
    NONCASH INVESTING AND FINANCING ACTIVITIES:
    Tax benefit related to stock options                                         12                 188               120
    Net liabilities acquired                                                     57                ----              ----
    Issuance of common stock for acquisition                                  4,211                ----              ----
    Contribution of net assets of a subsidiary to ARIA
          Wireless Systems, Inc.                                              6,994                ----              ----
    Return, to operations, of certain assets originally held
          for sale                                                             ----               1,750              ----
    Note received upon sale of subsidiary, net of
          collections                                                          ----                 600              ----


(17)      QUARTERLY FINANCIAL DATA (UNAUDITED)
- -------------------------------------------------------------------------------


The following is a summary of quarterly financial data for the fiscal years ended March 31, 1996 and 1995:


                                                                 1ST          2ND          3RD             4TH(3)          TOTAL
                                                               QUARTER      QUARTER      QUARTER          QUARTER           YEAR
                                                                             (In thousands, except per share amounts)
FISCAL 1996
     Net sales                                                 $12,055      $13,228      $14,155          $15,730         $55,168
     Costs and expenses                                         12,319       12,479       13,855           15,802(2)       54,455
     Income (loss) before income taxes and loss
           associated with ARIA Wireless
           Systems, Inc.                                          (264)         749          300              (72)            713
     Net loss                                                     (242)        (579)      (7,323)(1)         (408)         (8,552)
     Net loss per share                                          (0.05)       (0.13)       (1.63)           (0.09)          (1.90)
FISCAL 1995
     Net sales                                                 $14,138      $15,673      $13,667          $14,357         $57,835
     Costs and expenses                                         14,326       15,368       13,533           14,638          57,865
     Income (loss) before income taxes and loss
           associated with ARIA Wireless                          (188)         305          134             (281)            (30)
           Systems, Inc.
     Net loss                                                     (110)        (104)        (104)            (662)           (980)
     Net loss per share                                          (0.03)       (0.02)       (0.02)           (0.15)          (0.22)

     (1) Includes $6.5 million representing the complete write-down of the Company's investment in ARIA (note 12).
     (2)  Includes $380,000 for executive management's reorganization costs.
     (3) 1996 fourth quarter includes the results of ASDI from March 1, 1996 (note 11).

                          INDEPENDENT AUDITORS' REPORT

- --------------------------------------------------------------------------------



       The Board of Directors and Shareholders of Comptek Research, Inc.:

       We have audited the accompanying consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comptek Research, Inc. and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                /S/ KPMG Peat Marwick LLP


Buffalo, New York
May 14, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            This Item is not applicable.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information under the caption "ELECTION OF DIRECTORS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference. Also see Part I of this Report, under the caption "Officers of the Registrant" for additional information relating to the Company's executive officers.

ITEM 11.    EXECUTIVE COMPENSATION

            The information under the caption "COMPENSATION AND RELATED MATTERS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information under the sub-caption "CERTAIN TRANSACTIONS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         (1)      Financial Statements

            Included in Part II, Item 8, of this report:

            Consolidated Statements of Operations for the years ended March 31, 1996, 1995, and 1994

            Consolidated Balance Sheets as of March 31, 1996 and 1995

            Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1996, 1995, and 1994

            Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995, and 1994

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

            (2) The following financial statement schedule and independent auditors' report thereon should be read in conjunction with the financial statements incorporated by reference in Item 8 in this Form 10-K:

                                                                                                            Page No.
                                                                                                            --------

                     Independent Auditors' Report on Schedule ......................................             38
                     II - Valuation and Qualifying Accounts ........................................             39

                     Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.

            (3)      Exhibits:

                     See Exhibit Index filed herewith on pages 40 through 42 of this Report.

(b)         Reports on Form 8-K:

                     Form 8-K reporting date was March 22, 1996

                     Items Reported -

                     Item 2.  Acquisition or Disposition of assets

                     Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMPTEK RESEARCH, INC.


DATE: June   21, 1996  BY:/s/ John J. Sciuto
     -----------------    ------------------------------------------------------
                          John J. Sciuto,  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURES                                    TITLE                                    DATE
- -----------------------------                   ---------------------------                    -------------

                                                      President and                            June 21, 1996
/s/John J. Sciuto                                 Chief Executive Officer
- ------------------------------------
John J. Sciuto

                                                Treasurer and Controller                       June 21, 1996
/s/ Laura L. Benedetti                          (Principal Accounting and
- -----------------------------------                Financial Officer)
Laura L. Benedetti

/s/ John R. Cummings                              Chairman of the Board                        June 21, 1996
- ------------------------------------
John R. Cummings

/s/ Joseph A. Alutto                                    Director                               June 21, 1996
- ------------------------------------
Joseph A. Alutto


/s/ G. Wayne Hawk                                       Director                               June 21, 1996
- ------------------------------------
G. Wayne Hawk


/s/ Patrick J. Martin                                   Director                               June 21, 1996
- ------------------------------------------
Patrick J. Martin


/s/ James D. Morgan                                     Director                               June 21, 1996
- ------------------------------------------
James D. Morgan


/s/ Henry P. Semmelhack                                 Director                               June 21, 1996
- ------------------------------------------
Henry P. Semmelhack

          Independent Auditors' Report on Financial Statement Schedules
          -------------------------------------------------------------





The Board of Directors
Comptek Research, Inc.:

Under date of May 14, 1996, we reported on consolidated balance sheets of Comptek Research, Inc., and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /S/ KPMG Peat Marwick, LLP


Buffalo, New York
May 14, 1996

                                   SCHEDULE II


                    COMPTEK RESEARCH, INC., AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                   YEARS ENDED MARCH 31, 1996, 1995, AND 1994



                                           BALANCE AT               AMOUNT               CHARGE-OFFS,             BALANCE
                                            BEGINNING              CHARGED TO           DISPOSALS AND             AT END
         DESCRIPTION                        OF PERIOD               EXPENSE               TRANSFER               OF PERIOD
         -----------                        ---------               -------               --------               ---------
Allowance for Doubtful
Accounts
         Year ended                              $ 8                    $67                   $ 2                    $73
         March 31, 1994

         Year ended                              $73                    $--                   $26                    $47
         March 31, 1995

         Year ended                              $47                    $--                   $ 3                    $50
         March 31, 1996

Inventory Valuation

         Year ended                              $--                    $51                   $--                    $51
         March 31, 1994

         Year ended                              $51                    $51                   $26                    $76
         March 31, 1995

         Year ended                              $76                    $--                   $76                    $ 0
         March 31, 1996

                                INDEX TO EXHIBITS
                                   ----------

EXHIBIT                                                                                            PAGE NO.
   NO.                                    DESCRIPTION OF EXHIBIT                                  OR LOCATION
- -------           ----------------------------------------------------------------------          ------------
   2.1            Acquisition of Advanced Systems Development, Inc.                                   (k)

   3.1            Restated Certificate of Incorporation of Registrant, as amended.                    44

   3.2            Restated By-laws of Registrant, as amended.                                         (a)

  10.1            Registrant's Equity Incentive Plan, as amended.                                     (i)

  10.2            1994 Stock Option Plan for Non-Employee Directors.                                  (c)

  10.3            Form of Employment Agreement between Registrant and                                 (b)
                  J. R. Cummings, C. A. Head, J. J. Sciuto, J. D. Morgan and T. K. Bosworth.

  10.3a           Employment Agreement between Registrant's subsidiary
                  and Frank J. Perpiglia.                                                             (b)

  10.3b*          Extension of Employment Agreement, dated March 31, 1995, between
                  Registrant's subsidiary and Frank J. Perpiglia.                                     68

  10.3c*          Termination of Employment Agreement, dated April 30, 1995,
                  between Registrant's subsidiary and Frank J. Perpiglia.                             70

  10.3d           Employment Agreement, as amended, between Registrant's
                  subsidiary and T. K. Bosworth.                                                      (g)

  10.3e*          Employment Agreement, as amended, between Registrant and
                  J. R. Cummings.                                                                     75

  10.4            Form of Deferred Compensation Agreement with director V. A. Rice.                   (a)

  10.5*           Loan Agreement, dated March 7, 1996, between Registrant's
                  subsidiary and Manufacturers and Traders Trust Company.                             79

  10.5a*          Debt Covenant Modification, dated May 14, 1996, between
                  Registrant's subsidiary and Manufacturers and Traders Trust Company.                189

  10.6            Asset Purchase Agreement by and between Elgin E2,                                   (f)
                  Comptek Research, Inc., and Industrial Systems Service, Inc.
                  dated as of August 11, 1994.

  10.7            Prime Contract No. N00123-94-D-0033 for the U. S. Navy.                             (c)

  10.7a           Amendments P00001 through P00003, inclusive, to                                     (d)
                  Contract No. N00123-94-D-0033.

  10.7b           Amendment P00004 to Contract No. N00123-94-D-0033.                                  (e)

                                INDEX TO EXHIBITS
                                   ----------


EXHIBIT                                                                                            PAGE NO.
   NO.                                    DESCRIPTION OF EXHIBIT                                  OR LOCATION
- -------           ----------------------------------------------------------------------          ------------
10.7c             Amendment P00005 to Contract No. N00123-94-D-0033.                                  (h)

10.7d             Amendments P0006 through P0007, inclusive, to Contract
                  No. N00123-94-D-0033.                                                               (i)

10.8              Prime Contract No. N00024-90-C-5208 for the U. S. Navy.                             (g)

10.8a             Amendments P00108 through P00111, inclusive,  to Contract
                  No. N00024-90-C-5208.                                                               (g)

10.8b             Amendments P00112 to P00124, inclusive, to Contract
                  No. N00024-90-C-5208.                                                               (h)

10.8c             Amendments P00125 through P00136, inclusive, to Contract
                  No. N00024-90-C-5208.                                                               (i)

10.8d             Amendment P00137 to Contract No. N00024-90-C-5208.                                  (j)

10.8e*            Amendments P00138 through P00147, inclusive, to Contract No.
                  N00024-90-C-5208.                                                                   195

  21*             List of Subsidiaries.                                                               274

  23*             Consent of Independent Auditors.                                                    276

 23.a             Consent of Independent Auditors of Advanced Systems Development, Inc.               (l)

  27*             Financial Data Schedule                                                             278
- --------------------

* Each exhibit marked with an asterisk is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

(a) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1993.

(b) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1994.

(c) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended July 1, 1994.

(d) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 30, 1994.

(e) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 30, 1994.

(f)  Designates Exhibit annexed to the Company's Form 8-K dated November 2,
     1994.

(g) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1995.

(h) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 30, 1995.

(i) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 29, 1995.

(j) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 29, 1995.

(k) Designates Exhibit annexed to the Company's Form 8-K dated March 22, 1996 and Form 8-K/A dated May 14, 1996.

(l)  Incorporated by reference in the Company's Form 8-K/A dated May 14, 1996.

The following exhibits constitute management contracts or compensation plans under Category 10(iii)(H) of Regulation S-K:

10.1 Registrant's Equity Incentive Plan, as amended.

10.2 1994 Stock Option Plan for Non-Employee Directors.

10.3 Form of Employment Agreement between Registrant and J. R. Cummings, C. A. Head, J. J. Sciuto, J. D. Morgan, T. K. Bosworth.

10.3a Employment Agreement between Registrant's subsidiary and F. J. Perpiglia.

10.3b* Extension of Employment, dated March 31, 1995, between Registrant's subsidiary and Frank J. Perpiglia.

10.3c* Termination of Employment Agreement, dated April 30, 1995, between
       Registrant's subsidiary and Frank J. Perpiglia.

10.3d Employment Agreement, as amended, between Registrant's subsidiary and T.
      K. Bosworth.

10.3e* Employment Agreement, as amended, between Registrant and J. R. Cummings.

10.4 Form of Deferred Compensation Agreement with director V. A. Rice.