Form 10-Q
period 1996-06-28
COMPTEK RESEARCH INC/NY
filed 1996-08-09
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                            FORM 10-Q


(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996.

                               OR

[]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ________________


                 Commission file number   1-8502
                                        ___________


                          Comptek Research, Inc.

          ______________________________________________________
          (Exact name of registrant as specified in its charter)


       New York                               16-0959023
________________________________         __________________________
(State or other jurisdiction of              (I.R.S. Employee
incorporation or organization)                Identification No.)


2732 Transit Road, Buffalo, New York                 14224-2523
_______________________________________________________________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code    (716) 677-4070
                                                    ___________________


                         Not Applicable
_________________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report.)


Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X  No
                                            _____       _______


         Class                           Outstanding at July  26,1996
_________________________                _____________________________
Common $.02 Par Value                         5,203,512

<PAGE 1>

                     COMPTEK RESEARCH, INC.

                              INDEX




                                                                Page
PART I.     Financial Information                              Number

      Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
      June 28, 1996, and March 31, 1996                            3

      Consolidated Condensed Statements of Operations
      Thirteen Weeks Ended June 28, 1996,
      and June 30 , 1995                                           4

      Consolidated Condensed Statements of Cash Flows
      Thirteen Weeks Ended June 28, 1996,
      and June 30, 1995                                            5

      Consolidated Statement of Changes in Shareholders' Equity
      Thirteen Weeks Ended June 28, 1996                           6

      Notes  to  the Consolidated Condensed Financial Statements   7

      Report of Independent Auditors                               8

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                    9


PART II.    Other Information

      Item  4.  Submission of Matters to a Vote of Security
                 Holders                                          10

      Item 6.  Exhibits and Reports on Form 8-K                   11

<PAGE 2>

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands)

                                          June 28,      March 31
                                             1996         1996
                                          ________________________
                                          (Unaudited)
Assets


Current assets:
Cash and equivalents                            $358        $160
Receivables                                   14,607      15,776
Inventories                                    1,617       1,582
Other assets                                     493         770
                                             _______     _______
     Total current assets                     17,075      18,288

Equipment and leasehold improvements,          2,310       2,491
net of accumulated depreciation and
amortization of $8,103 at June 28, 1996,
and $7,853 at March 31, 1996

Deferred income taxes                            139         350
Goodwill                                       4,553       4,604
Other assets                                     118         128
                                             _______     _______
     Total assets                            $24,195     $25,861
                                             =======     =======

Liabilities and Shareholders' Equity

Current liabilities:
Current installments on long-term debt        $1,051      $1,051
Accounts payable                               3,516       4,594
Accrued salaries and benefits                  3,157       2,833
Other current liabilities                      1,633       1,512
                                             _______     _______
     Total current liabilities                 9,357       9,990
                                             _______     _______

Long-term debt, excluding current              6,064       7,626
installments

Shareholders' equity:
Common stock                                     105         105
Additional paid-in capital                    14,749      14,582
Retained deficit                             (5,390)     (5,782)
                                             _______     _______
                                               9,464       8,905

Less cost of treasury shares                   (690)       (660)
                                            ________     _______

     Total shareholders' equity                8,774       8,245
                                            ________     _______


Total liabilities and shareholders'          $24,195     $25,861
equity                                      ========     =======

See accompanying notes to consolidated condensed financial statements

<PAGE 3>

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

            (In thousands, except per share amounts)

                                            Thirteen Weeks Ended
                                            June 28,      June 30,
                                              1996        1995
                                            _______     ________

Net sales                                    $18,009     $12,055
                                             _______     _______
Costs and expenses:
     Cost of sales                            14,846      10,076
     Selling, general and administrative       2,007       1,736
     Research and development                    336         482
                                             _______     _______
          Total costs and expenses            17,189      12,294
                                             _______     _______
Operating earnings (loss)                        820       (239)
Net interest expense                             167          25
                                             _______     _______
Earnings (loss) before income taxes and          653       (264)
loss associated with ARIA Wireless
Systems, Inc.
Income tax expense (benefit)                     261       (100)

Earnings (loss) before equity in net loss        392       (164)
of affiliate

Loss associated with ARIA Wireless              ----        (78)
Systems, Inc.                                _______     _______

Net earnings (loss)                             $392      $(242)
                                             =======     =======
Net earnings (loss) per share                $   .08     $ (.05)
                                             =======     =======
Weighted average number of common shares       5,153       4,415
                                             =======     =======

See accompanying notes to consolidated condensed financial statements

<PAGE 4>

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                            (In thousands)

                                           Thirteen Weeks Ended
                                           June 28,    June 30,
                                             1996        1995
                                            _______     _______
Cash flows from operating activities:
     Net earnings (loss)                        $392      $(242)
                                             _______     _______
Adjustments to reconcile net
  earnings (loss) to net cash
  provided (used) by operating
  activities:

     Depreciation and amortization               301         233
     Deferred income taxes                       211        (167)
     Other assets                                 10          58
     Loss associated with ARIA                  ----          78
      Wireless Systems, Inc.

        Changes in assets and
        liabilities providing
        (using) cash:

            Accounts receivable                2,931         826
            Costs and estimated
            earnings in excess of
            billings on uncompleted
            contracts                         (1,762)       (605)

            Inventories                          (35)       (556)
            Other current assets                 277         (96)
            Accounts payable and                (633)       (208)
            accrued liabilities              _______     _______
          Total adjustments                    1,300       (437)
                                             _______     _______
Net cash provided (used) by operating         $1,692      $(679)
activities                                   _______     _______

Cash flows from investing activities:
     Expenditures for equipment and            ($69)      ($352)
     leasehold improvements

     Sale of Commercial assets                  ----         100
                                             _______     _______
Net cash used by investing activities          $(69)      $(252)
                                             _______     _______
Cash flows from financing activities:

     Net proceeds from (repayment of)       ($1,300)        $756
     revolving debt

     Repayment of long-term debt               (262)        ----

     Purchase of treasury shares               (108)        ----

     Sale of treasury shares                     100         170

     Issuance of stock under Equity              145           5
     Incentive Plan                           _______     _______

Net cash provided (used) by financing       ($1,425)        $931
activities                                   _______     _______

Net increase in cash and equivalents            $198       $----

Cash and equivalents at beginning of year        160          71
                                             _______     _______

Cash and equivalents at end of period           $358         $71
                                             =======     =======

Non-cash investing and financing
activities:

     Contribution of net assets of a
     subsidiary to ARIA Wireless
     Systems, Inc.                           $  ----      $6,994
                                             =======     =======
See accompanying notes to consolidated condensed financial statements

<PAGE 5>

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                       SHAREHOLDERS' EQUITY

                  Thirteen Weeks Ended June 28, 1996
                              (Unaudited)

                            (In thousands)


                                 Additional   Retained
                      Common      Paid-In     Earnings    Treasury
                       Stock      Capital     (Deficit)     Stock     Total
                      _______    _________    _________    _______   _______

Balance at March 31,     $105     $14,582      ($5,782)    ($660)     $8,245

Net earnings             ----        ----          392       ----        392

Issuance of 5,000
common shares on         ----          16         ----       ----         16
exercise of stock
option under Equity
Incentive Plan

Issuance of stock        ----         129         ----       ----        129
awards under Equity
Incentive Plan

Purchase of 20,000       ----        ----         ----       (108)      (108)
treasury shares

Sale of 22,088           ----          22         ----         78        100
treasury shares         _______________________________________________________

Balance at June 28,      $105     $14,749      ($5,390)     ($690)     $8,774
1996                    =====    ========      ========     =======    =======

See accompanying notes to consolidated condensed financial statements

<PAGE 6>

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

   The  results of operations for the thirteen weeks  ended  June
   28, 1996, are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121
   "Accounting  for the Impairment of Long-Lived Assets  and  for
   Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation".

   The Company's previous policy on impairment was not materially different than that prescribed by SFAS 121. The adoption of SFAS 121 on April 1, 1996 did not require any impairment to be recognized during the thirteen weeks ended June 28, 1996.

   As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, with respect to stock-based compensation The adoption of SFAS 123 on April 1, 1996 had no effect on the Company's consolidated financial position or results of operations for the thirteen weeks ended June 28, 1996.

3. Costs and estimated earnings in excess of billings on uncompleted contracts primarily represent revenue recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.

4. During  the thirteen weeks ended June 28, 1996, 22,088  common shares  were sold from the Company's Treasury and 20,000  were
   purchased.   The total number of treasury shares  as  of  June
   28, 1996, was 111,376.

5. The Company granted 100,000 options to purchase stock through its equity incentive stock plan during the thirteen weeks ended June 28, 1996, and 10,000 options to purchase stock through its non-employee director stock plan for the same period. Options for 152,857 shares were exercisable and 379,659 were outstanding at June 28, 1996.

<PAGE 7>

                    Independent Auditors' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of June 28, 1996, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the thirteen week periods ended June 28, 1996 and June 30, 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/ KPMG Peat Marwick
                                   KPMG Peat Marwick LLP

Buffalo, New York
July 22, 1996

<PAGE 8>
               Management's Discussion and Analysis

Financial Condition

For the first quarter ended June 28, 1996, operations provided positive cash flow of $1,692,000 as a result of net earnings for the period and collection of accounts receivable. In the prior year operations required cash of $679,000 due to loss from the
Company's    commercial   operations   that   were   subsequently
transferred to ARIA Wireless Systems, Inc. (ARIA) in exchange for
equity.   Cash flow from operations was primarily used to  reduce
the Company's long term debt. As a result, the Company's debt-to-equity ratio improved to 1.75:1 as of June 28, 1996, compared with 2:1 as of March 31, 1996. The Company during the first quarter also purchased 20,000 shares of common stock for its treasury using $108,243 of cash provided from operations.

Results of Operations

Net sales for the quarter were $18,009,000, an increase of 49% over the prior year of $12,055,000. Approximately half of this increase in net sales was attributable to increased activity on the Company's U.S. Navy contract for Electronic Combat Mission Support (ECMS). The balance of the increase resulted from the acquisition of Advanced Systems Development, Inc., (ASDI) which was completed in March 1996. The Company encountered a lower than expected level of subcontractor activity on its ECMS contract during the first quarter of fiscal 1996, resulting in lower sales in that period. Backlog at the end of the quarter was $94.8 million compared with $56 million on June 30, 1995 and $62 million on March 31, 1996. The Company received a contract modification on the ECMS contract in the amount of $26.8 million in the first month of fiscal 1997. Additionally, a $10 million contract from the Naval Sea Systems Command (NAVSEA) was received for a program under which the Company has been providing services for the last five years.

Gross Margin (net sales minus cost of sales), as a percent of sales, for the first quarter was 17.6% compared with 16.4% for the same period in the prior year. Higher gross margins are attributable primarily to the acquired ASDI operations where average gross margins exceed historical gross margins for Comptek. Additionally, during the first quarter of the prior year, the commercial operations negatively affected margins.

As a percentage of sales, Selling, General & Administrative (SG&A) expenses were reduced to 11.1% compared with 14.4% primarily as a result of a management reorganization which took effect at the close of fiscal 1996. Total dollars expended increased, however, due to the acquired operations, ASDI. SG&A, as a percentage of sales, for ASDI was higher than the Company's historical percentage.

Research and Development (R&D) expenditures have been concentrated on the development and enhancement of proprietary, military products. Inclusive are simulation/stimulation products associated with the acquired operations of ASDI. In the prior year, the Company spent approximately $240,000 on R&D for its Defense Segment compared with $336,000 in the current year. In the current fiscal year approximately one third of the R&D spending was associated with the acquired operations.

Net interest expense increased to $167,000 compared with $25,000 in the prior year. This increase is due to a higher outstanding debt balance compared with the prior year. Additional long-term debt was established as part of the acquisition of ASDI. The Company has reduced long-term debt by approximately $1.5 million since the start of fiscal 1997.

For the prior year's first quarter, the Company recorded a $78,000 loss for its equity investment in ARIA . The Company wrote down the value of its investment in ARIA to zero prior to the end of fiscal 1996 and as a result this investment has, at this time, no further financial impact on the Company's financial statements. On April 30, 1996, ARIA filed a voluntary petition in the United States Bankruptcy Court under Chapter 11. The Company continues to closely monitor these proceedings in order to maximize the Company's investment position.

Recent Accounting Pronouncements

The  Company adopted Statement of Financial Accounting  Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and SFAS No. 123, Accounting for Stock-Based Compensations on April 1, 1996. As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in the 1997 annual financial statements.

<PAGE 9>

                        PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

(a)   The Registrant's Annual Meeting of Shareholders was held
      July 26, 1996.

(b) At the Annual Meeting, shareholders elected the following individual as Class I director whose term expires in 1997:


                              John J. Sciuto


     At the Annual Meeting, shareholders elected the following individuals as Class II directors whose terms expire in 1998:

                             Joseph A. Alutto
                             John R. Cummings
                               G. Wayne Hawk
                             Patrick J. Martin

The   following  directors'  respective  terms  of  office continued
in effect after the meeting:

                       Continuing Class I Directors
                      Continuing in Office until 1997

                              James D. Morgan
                            Henry P. Semmelhack

(c) Adoption of the 1996 Employee Stock Purchase Plan was approved, as follows:

              For           Against       Abstain or broker non-votes

           4,291,726        164,144                  142,639

(d) The selection of KPMG Peat Marwick, LLP as independent auditors was also ratified by the following vote:

              For           Against       Abstain or broker non-votes

           4,565,531         24,772                    8,207

<PAGE 10>


Item 6.    Exhibits and Reports on Form 8-K

     (a)      Exhibits:

     10.1          1996 Employee Stock Purchase Plan

     10.2 Amendment P00010 to Prime Contract No. N00123-94-D-0033 for the U. S. Navy.

     10.3          Amendments P00148 to P00155 to Prime Contract No.
                   N00024-90-C-5208.


(b)    Reports on Form 8-K:

          Form 8-K/A reporting date was May 14, 1996.

       Items Reported:

           Item 7. Registrant submitted financial statements and pro forma financial information related to the acquisition of Advanced Systems Development, Inc.


<PAGE 11>


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMPTEK RESEARCH, INC.



Date:  August 8, 1996                   By: /s/ John J. Sciuto
                                        John J. Sciuto
                                        President and
                                        Chief Executive Officer



Date:  August  8, 1996                  By: /s/ Laura L. Benedetti
                                        Laura L. Benedetti
                                        Principal Accounting and
                                        Financial Officer


<PAGE 12>

                             INDEX TO EXHIBITS
                               - - - - - - -

Exhibit
  No.                     Description of Exhibit                 Page No.
_________      ____________________________________________      ________
  10.1*             1996 Employee Stock Purchase Plan               14

  10.2*             Amendment P00010 to Prime Contract
                    No. N00123-94-D-0033 for the U. S. Navy.        22

  10.3*             Amendments P00148 to P00155 to Prime Contract
                    No. N00024-90-C-5208.                           27


___________________

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.
<PAGE 13>
                               Exhibit 10.1



                     1996 Employee Stock Purchase Plan

<PAGE 14>

                          COMPTEK RESEARCH, INC.
                     1996 EMPLOYEE STOCK PURCHASE PLAN


      1.  Purpose.  The purpose of this Employee Stock Purchase  Plan  (the
"Plan") is to advance the interest of Comptek Research, Inc. (the "Company") by encouraging and enabling the acquisition of a larger personal proprietary interest in the Company by its Eligible Employees upon whose judgment and keen interest the Company and its Subsidiaries are largely dependent for the successful conduct of their operations. It is anticipated that the acquisition of such proprietary interest in the Company will stimulate the efforts of such Eligible Employees on behalf of the Company and its Subsidiaries and strengthen their desire to remain with the Company and its Subsidiaries. It is also expected that the opportunity to acquire such a proprietary interest will enable the Company and its Subsidiaries to attract and retain desirable personnel.

      The Plan is intended to replace the 1989 Employee Stock Purchase Plan and comply with Section 423 of the Internal Revenue Code.

      2. Definitions. When used in this Plan, unless the context otherwise requires:

     (a) "Account" shall mean an account established in the name of each Participant which shall consist of his Payroll Contributions made to the Plan, less any amounts previously expended to acquire Shares under the Plan on his behalf during any previous Option Period.

     (b) "Board of Directors" shall mean the Board of Directors of the Company, as constituted at any time.

     (c) "Committee" shall mean a committee of the Board of Directors, as described in Section 5 hereof.

     (d) "Company" shall mean Comptek Research, Inc., a New York corporation.

     (e) "Date of Exercise" shall mean the last day of the related Option Period.

     (f) "Date of Grant" shall mean April 1st, July 1st, October
1st, or January 1st, as the case may be.

      (g) "Effective Date" shall mean July 1, 1996.

      (h) "Eligible  Compensation"  shall  mean   the   gross
compensation payable to an Eligible Employee by the Company or a Subsidiary during the Plan Year, before deductions required by law or authorized by the employee, including salary and sales commissions, management incentives, bonuses, overtime, and other special payments.

      (i) "Eligible Employee" shall mean an employee of the Company or any Subsidiary who has met the requirements of Section 3 hereof.

      (j) "Fair Market Value" on a specified date shall mean the average of the bid and asked closing prices at which one Share is traded on the over-the-counter market, as reported on the National Association of Securities Dealers Automated Quotation System, or the closing price for a Share on the stock exchange, if any, on which Shares are primarily traded at such time, but if no Shares were traded on such date, then on the last previous date on which a Share was so traded, or, if none of the above is applicable, the value of a Share as established by the Board of Directors for such date using any reasonable method of valuation.

     (k)  "Internal Revenue Code" shall mean the Internal Revenue
Code of 1986, as amended.

     (l) "Option" shall mean the Options issued pursuant to this Plan.

     (m) "Option Period" shall mean, with respect to any Option, the three (3) consecutive month period beginning as of the Date of Grant.

     (n) "Option Price" shall mean an amount equal to 85% of the Fair Market Value of a Share as of the Date of Grant or the Date of Exercise, whichever is less; provided, however, that in no event shall the Option Price be less than the par value of a Share.

      (o) "Participant" shall mean an Eligible Employee who has elected to make Payroll Contributions pursuant to Section 6 hereof.

      (p) "Payroll Contributions" shall mean contributions made to the Plan by the Participant pursuant to Section 6 hereof.

      (q) "Plan" shall mean this Employee Stock Purchase Plan of
Comptek Research, Inc., as embodied herein and as it may be amended from time to time.

      (r) "Plan Year" shall mean the twelve (12) consecutive month period beginning as of each April 1st.

      (s) "Share" shall mean a share of common stock of the Company, par value $.02.

      (t) "Subsidiary" shall mean any "subsidiary corporation," as such term is defined in Section 425(f) of the Internal Revenue Code.

      3. Eligibility. Each employee of the Company or any Subsidiary whose customary employment is more than 20 hours per week shall be eligible to participate in the Plan as of the Effective Date or the first Option Period following the date he has been employed by the Company or a Subsidiary for at least 30 days, whichever is later; provided, however, that an employee shall not be eligible to receive an Option under the Plan if, immediately after the Option is granted, the employee would own stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or any Subsidiary. For purposes of this paragraph, the rules of Section 425(d) of the Internal Revenue Code shall apply in determining the stock ownership of an employee, and stock which the employee may purchase under outstanding Options shall be treated as stock owned by the employee.

     4. Stock Subject to the Plan. Subject to the provisions of Section II of the Plan, Options to purchase an aggregate of 250,000 Shares may be granted under the Plan, which Shares may be authorized but unissued Shares, treasury Shares or Shares bought on the market for purposes of the Plan, as the Committee may determine. If an Option shall expire or terminate without being exercised in full, any Shares not acquired pursuant to such Option may again be available for granting Options pursuant to the Plan.

      5. Administration of the Plan. The Plan shall be administered by the Board of Directors. In the alternative, the Board of Directors may appoint a Committee of at least three (3) members of the Board of Directors, each of which shall be a "disinterested person" within the meaning of Rule 16b-3(d)(3) under the Securities Exchange Act of 1934, as amended, which shall then have the authority to exercise all of the responsibilities and duties of the Board of Directors under this Plan. Each member of the Committee shall hold office until a successor is designated as a member of the Committee by the Board of Directors. Any vacancy in the Committee may be filled by a resolution adopted by a majority of the full Board of Directors. Any member of the Committee may be removed at any time, with or without cause, by resolution adopted by a majority of the full Board of Directors. A member of the Committee may resign from the Committee at any time by giving written notice to the President or Secretary of the Company, and unless otherwise specified therein, such resignation shall take effect upon receipt thereof. The acceptance of such resignation shall not be necessary to make it effective. The Committee shall establish such rules and procedures as are necessary or advisable to administer the Plan. If the Board of Directors does not appoint a Committee pursuant to this
Section 5, then, for purposes of administering the Plan, the term "Board of Directors" shall be substituted for the term "Committee" whenever it appears in the Plan.

      6. Grant of Options. As of each Date of Grant, the Committee will offer Options under the Plan to all Participants. The amount of Shares which may be purchased pursuant to such Options shall be determined in accordance with the formula set forth in Section 8 hereof; provided, however, that no Participant may purchase more than 2,500 Shares pursuant to the Plan during any Plan Year.

      An Eligible Employee may participate in the Plan only by means of payroll deductions. Each Eligible Employee who elects to participate in the Plan shall deliver to the Committee, at least 20 days prior to a Date of Grant, a written notice on a form prescribed by the Committee, whereby he authorizes the Company or a Subsidiary, as the case may be, to deduct an amount per pay period from his Eligible Compensation beginning as of such Date of Grant and use it to purchase Shares on his behalf pursuant to the Plan. The Payroll Contributions shall be equal to a percentage of the Participant's Eligible Compensation, as specified by the Participant, up to a maximum of 10% of his Eligible Compensation, but may not exceed an amount which, if used to purchase Shares pursuant to the Plan, would exceed the limitations set forth in Section 3, Section 7 or this Section 6. The Payroll Contributions, once authorized, shall continue in effect until the Participant terminates his employment, withdraws from the Plan, or changes the rate of his Payroll Contributions in accordance with this Section 6. The Company shall establish on its books for each Participant an Account to which his Payroll Contributions shall be credited.

      A Participant may not change his Payroll Contributions during an Option Period. A Participant may elect to change his Payroll Contributions for a subsequent Option Period by providing a notice to the Committee, on a form prescribed by the Committee, not less than 20 days prior to the Date of Grant for the Option Period with respect to which such change is to be effective, setting forth the new amount of his Payroll Contribution.

      7. $25,000 Limitation. Notwithstanding any other provision of this Plan to the contrary, an employee shall not be granted an option pursuant to this Plan or under any other employee stock purchase plan (within the meaning of Section 423 of the Internal Revenue Code) maintained by the Company or a Subsidiary pursuant to which the employee's right to purchase Shares under all such options would accrue at a rate at which the Fair Market Value of the Shares (determined at the time the option is granted) would exceed $25,000 for each calendar year in which any such option granted to such employee is outstanding at any time.

      8. Exercise of Options. Each Participant automatically and without any act on his part will be deemed to have exercised his Option on each Date of Exercise. The number of Shares subject to each Option shall be the quotient of the balance credited to the Participant's Account as of the Date of Exercise divided by the Option Price of the Shares; and provided, however, that if the number of Shares which remain to be issued under the Plan is less than the numbers of Shares to be purchased as of such Date of Exercise, based on the amounts then credited to the Participant's Accounts, a pro rata allocation of the available Shares shall be made among the Participants. Any balance remaining in a Participant's Account after payment of the Option Price for Shares purchased pursuant to this Section 8 shall be carried over into the Participant's Account for the subsequent Option Period, or refunded if there will be no such subsequent Option Period. Each Participant will receive a statement of the status of his Account as soon as practicable after the end of each Option Period.

      9. Delivery of Share Certificates. The books of the Company's transfer agent shall show the Participant as the shareholder of record with respect to the Shares purchased on his behalf pursuant to the Plan. The Participant may elect to receive a certificate issued in his name for all or part of the Shares purchased on his behalf pursuant to the Plan with respect to which he has not previously received a certificate. Such election shall be made in writing to the Committee on a form prescribed by the Committee. The certificate will be delivered to the Participant as soon as practicable following receipt of his election.

      10. Withdrawal from the Plan. Any Participant may withdraw in whole from the Plan at any time. A Participant who wishes to withdraw from the Plan must deliver to the Committee a notice of withdrawal on a form prescribed by the Committee. The Committee, promptly following the time when the notice of withdrawal is delivered, will refund to the Participant the amount of the balance in his Account, and thereupon, his Payroll Contributions shall cease and no additional Shares shall be purchased on his behalf under the Plan until he again elects to become a Participant in the Plan. A Participant who withdraws from the Plan shall be eligible to participate again in the Plan commencing with the Date of Grant which next follows the six (6) consecutive month period beginning with the date as of which the Participant elects to withdraw from the Plan, in accordance with the procedures set forth in Section 6 hereof.

     11.   Termination of Employment.

     11.1 Termination of Employment Other Than by Retirement or Death. If a Participant's employment with the Company and its Subsidiaries terminates for any reason other than his retirement (on or after age 65 or such other date as of which he is eligible to retire in accordance with the Company's or a Subsidiary's tax-qualified employee pension benefit plan) or death, his participation in the Plan shall cease as of the date of the termination of his employment. The Company promptly will refund to him the amount of the balance in his Account and thereupon his interest in the Plan and any Options granted under the Plan shall terminate. For purposes of this
Section 11. 1, a Participant's employment will be considered terminated if he is absent due to sickness or other disability for more than 90 days.

      11.2 Termination By Retirement. If a Participant's employment with the Company and its Subsidiaries terminates on or after the date he attains age 65 or such other date as of which he is eligible to retire in accordance with the Company's or a Subsidiary's tax-qualified employee pension benefit plan, he may, by written notice to the Committee, either
(i) exercise his Option as of his termination of employment, in which event the Company shall apply the balance of his Account under the Plan to the purchase of whole Shares at the Option Price and refund the excess, if any, or (ii) request payment of the balance in his Account under the Plan, in which event the Company promptly shall make such payment, and thereupon his interest in the Plan and any Options granted under the Plan shall terminate. If the Option is exercised, the date he terminates his employment shall be deemed to be a Date of Exercise for the purpose of computing the Option Price of the Shares. If the Company does not receive such notice as of the date the Participant terminates his employment, the Participant shall be conclusively presumed to have elected alternative (ii) and requested payment of the balance of his Account.

      11.3 Termination by Death. If a Participant's employment with the Company and its Subsidiaries is terminated because of his death, the executor of his will or the administrator of his estate, by written notice to the Committee, may either (i) exercise the Participant's Option as of the date of his death, in which event the Company shall apply the balance of the Participant's Account under the Plan to the purchase of whole Shares at the Option Price and refund the excess, if any, or (ii) request payment of the balance of the Participant's Account under the Plan, in which event the Company promptly shall make such payment, and thereupon the Participant's interest in the Plan and the Participant's interest in any Options granted under the Plan shall terminate. If the Option is exercised, the date of the Participant's death shall be deemed to be a Date of Exercise for the purpose of computing the Option Price of the Shares.
If the Company does not receive such notice within 90 days of the Participant's death, the Participant's representative shall be conclusively presumed to have elected alternative (ii) and requested the payment of the balance of his Account.

      12. Restriction Upon Assignment. An Option granted under the Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and is exercisable during the Participant's lifetime only by him. A Participant's interest in the Plan or in any funds credited to his Account may not be assigned or transferred and the Company will not recognize and shall be under no duty to recognize assignment or purported assignment by a Participant of his Option or of any rights under or interest in his Option or Account.

      13. Option Holder Not a Stockholder. An Option holder shall not be deemed to be the holder of, or to have any of the rights of a stockholder with respect to, any Shares subject to such Option unless and until the Option shall have been exercised pursuant to the terms thereof and said Participant's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, said Participant shall have full voting, dividend and other ownership rights with respect to such Shares.

      14. Adjustment of Shares. If prior to the complete exercise of any Option there shall be declared and paid a stock dividend upon the Shares or if the Shares shall be split up, converted, exchanged, reclassified, or in any way substituted for the Option, to the extent that it has not been exercised, shall entitle the holder thereof upon the future exercise of the Option to such number and kind of securities or cash or other property, subject to the terms of the Option, to which he would have been entitled had he actually owned the Shares subject to the unexercised portion of the Option at the time of the occurrence of such stock dividend, split-up, conversion, exchange, reclassification or substitution, and the aggregate purchase price upon the future exercise of the Option shall be equal to the lesser of 85% of the Fair Market Value of a Share as of the Date of Grant, determined as if the originally optioned Shares were being purchased thereunder, or 85% of the Fair Market Value of the Shares or other securities, cash or property actually acquired upon the exercise of the Option, determined as of the Date of Exercise. Any fractional shares or other securities payable upon the exercise of the Option as a result of such adjustment shall be payable in cash based upon the Fair Market Value of such shares or securities at the time of such exercise. If any such event should occur, the number of Shares with respect to which Options remain to be issued, or with respect to which Options may be reissued, shall adjusted in a similar manner.

      Upon the dissolution or liquidation of the Company, or upon a reorganization, merger, or consolidation in which the Company is not the surviving corporation, or in which the Company becomes a subsidiary of another corporation, or upon the sale of all or substantially all of the property of the Company to another corporation, the Plan and the Options issued thereunder shall terminate, unless provision is made in connection with such transaction for the assumption of Options theretofore granted, or the substitution for such Options of new options of the successor employer corporation or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and the per share exercise prices.

     15.   Issuance of Shares and Compliance with Securities Laws.
Before issuing and delivering any Shares to a Participant, the Company may:
(i) require the holder to give satisfactory assurances that the Shares are being purchased for investment and not with a view to resale or distribution, and will not be transferred in violation of applicable securities laws; (ii) restrict the transferability of such Shares and require a legend to be endorsed on the certificates representing the Shares; and (iii) condition the exercise of an Option or the issuance and delivery of Shares upon the listing, registration or qualification of the Shares covered by such Option upon a securities exchange or under applicable securities laws.

       The Plan is intended to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Any provision inconsistent with such Rule shall be inoperative and shall not affect the validity of the Plan.

     16.   Income Tax Withholding.  If the Company or a Subsidiary
shall be required to withhold any amounts by reason of any federal, state or local tax rules or regulations in respect of the payment of cash or the issuance of Shares pursuant to the exercise of an Option, the Company or such Subsidiary shall be entitled to deduct and withhold such amounts from any cash payments to be made to the Participant. In any event, the Participant shall make available to the Company or such Subsidiary, promptly when requested by the Company or such Subsidiary, sufficient funds to meet the requirements of such withholding, and the Company or such Subsidiary shall be entitled to take and authorize such steps as it may deem advisable in order to have such funds made available to the Company or such Subsidiary out of any funds or property due or to become due to the Participant.

      17. Administration and Amendment of the Plan. Except as hereinafter provided, the Board of Directors and the Committee, if any, may at any time withdraw or from time to time amend the Plan as it relates to, and the terms and conditions of, any Option not theretofore granted, and the Board of Directors and the Committee, if any, with the consent of each adversely affected Participant, may at any time cancel any outstanding Option or withdraw or from time to time amend the Plan as it relates to, and the terms and conditions of, any outstanding Option. Notwithstanding the foregoing, any amendment by the Board of Directors or the Committee which would increase the number of Shares issuable under Options or change the class of employees to whom Options may be granted shall be subject to the approval of the shareholders of the Company within one (1) year of such amendment.

      Determinations of the Committee as to any question which may arise with respect to the interpretation of the provisions of the Plan and Options shall be final. The Committee may authorize and establish such rules, regulations and revisions thereof, not inconsistent with the provisions of the Plan, as it may deem advisable to make the Plan and Options effective or provide for their administration, and may take such other action with regard to the Plan and Options as it shall deem desirable to effectuate their purpose.

       18. Costs  and  Expenses.   No  brokerage  or   related
commissions or fees shall be charged by the Company in connection with the purchase by Participants of Shares under the Plan. All costs and expenses incurred in administering the Plan shall be borne by the Company. Any amounts held in the Participant's Accounts shall be segregated from the other assets of the Company; provided, however, that nothing in this Plan shall be construed to create a trust or cause the Company or any Subsidiary to be considered a fiduciary with respect to such Accounts. Neither the Company nor any Subsidiary shall be obligated to pay interest with respect to such Accounts.

      19. Application of Funds. The proceeds received by the Company from the sale of Shares pursuant to this Plan will be used for general corporate purposes.

      20. Effective Date of the Plan. This Plan is conditioned upon its approval at any special or annual meeting of the shareholders of the Company on or before December 31, 1996, by the vote of the holders of a majority of the outstanding Shares of the Company voting either in person or by proxy, at a duly held shareholders' meeting; except that this Plan is adopted and approved by the Board of Directors as of the Effective Date to permit the grant of Options prior to the approval of the Plan by the shareholders of the Company as aforesaid. In the event that this Plan is not approved by the shareholders of the Company, this Plan and any Options granted hereunder shall be void and of no force or effect and the Committee shall promptly refund to each Participant the amount of the balance of his Account.

     21. Final Issuance Date. No Options shall be granted under the Plan after June 30, 2006.

      22. Word Usage. Except when otherwise indicated by the context, any masculine terminology used herein also includes the feminine and neuter, and vice versa, and the definition of any term herein in the singular shall also include the plural, and vice versa.

      23. Calculation of Time. In determining time periods within which an event or action is to take place for purposes of the Plan, no fraction of a day shall be considered and any act, the performance of which would fall on a Saturday, Sunday, holiday or other non-business day, may be performed on the next following business day.

      24.  Effect on Prior Plan.  Subject to shareholder approval of this Plan as elsewhere herein provided the 1989 Employee Stock Purchase Plan (the "Prior Plan") is hereby superseded and shall be of no further force and effect. Any Payroll Contributions held in a Participant's Account under the Prior Plan shall be transferred to a new Account under the Plan.

                               Exhibit 10.2


                      Amendment P00010 Prime Contract
                  No. N00123-94-D-0033 for the U. S. Navy
                               Exhibit 10.3

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

                            1       4
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
     P00010                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ.NO.        5.  PROJECT NO.

- ---------------------------------------------------------------------------
6. ISSUED BY    CODE   N00244     7. ADMINISTERED BY (If other than Item 6)
                                                                 CODE  S3306A

Fleet & Industrial Supply Center,               DCMAO
Long Beach Det.                                 Syracuse
Contracts Division, Bldg 53, 2nd Floor          615 Erie Blvd. West
Long Beach, CA 90822-5074                       Syracuse, NY 13204-2408
Bob Cengia, 210L28 (310) 901-3769
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
COMPTEK FEDERAL SYSTEMS, INC            |   |-----------------------------------
2732 TRANSIT ROAD                       |   |9B.  DATED (SEE ITEM 11)
BUFFALO, NY 14224                       |   |
                                        |---|-----------------------------------
                                        |   |10A. MODIFICATION OF CONTRACT/
                                        |   |     ORDER NO.
                                        |  X|  N00123-94-D-0033
                                        |   |-----------------------------------
                                        |   |  10B.  DATED (SEE ITEM 13)
- ----------------------------------------|   |        29 APR 199
CODE OTTJ6     |    FACILITY CODE       |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA

     N/A
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- -------------------------------------------------------------------------------
X    |
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE CONTRACT ORDER NO.
     |    IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
 X   |  C.     THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |         AUTHORITY OF:
     |         Mutual Agreement of the Parties
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
     |
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign this document and return 2 copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)

     THE PURPOSE OF THIS MODIFICATION IS TO RESTRUCTURE THE EXISTING
     CONTRACT FROM A BASE PERIOD WITH FOUR ONE YEAR
     OPTIONS TO A 52 MONTH CONTRACT COVERING THE SAME PERFORMANCE PERIOD AS
     PRESENTLY STATED.

     SEE PAGE 2


Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
      JAMES E. LUECK
      EW PROGRAM DIRECTOR

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      R.W. CENGIA
- --------------------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR        15C.  DATE SIGNED
      /S/JAMES E. LUECK                 04/12/96
      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA  16C.  DATE SIGNED
      By /s/R.W. CENGIA                04/15/96
      Signature of Contracting Officer
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                                           N00123-94-D-0033
                                                                 Mod P00010
                                                                Page 2 of 4

1. Delete Section B, SUPPLIES OR SERVICES AND PRICES, in its entirety and replace with the following:

SECTION B - SUPPLIES OR SERVICES AND PRICES

ITEM    DESCRIPTION

0001    Engineering and Technical Services to support Electronic Combat
        Mission systems for Naval Air Warfare Center Weapons Division.
        (NAWCWPNDS). This includes systems engineering, Electronic combat systems test laboratories engineering analysis, assessment and evaluation, engineering design, fabrication and application, develop, test and evaluate systems and software, integrated logistics support and in service engineering. In accordance with the Statement of Work and with delivery orders to be issued for the period 29 April 1994 through 31 August 1998.

0002 Data, in accordance with "Contract Date Requirements List," DD1423 for the period 29 April 1994 through 31 August 1998.

ESTIMATED COST PLUS FIXED FEE

Estimated Cost                  $67,847,247.00
Fixed Fee                         2,678,075.00
Estimate Cost Plus Fixed Fee    $70,525,322.00


FEE ADJUSTMENT DUE TO VARIATIONS IN THE LEVEL OF EFFORT AND PAYMENT OF FEE

     This contract requires performance by the contractor for the period of 29 April 1994 through 31 August 1998. It is understood that the actual quantity of effort required hereunder may fluctuate from the amount estimated by the parties.

     The total number of hours of direct labor (including overtime and subcontract hours, but excluding holiday, sick leave, vacation and other excused absence hours) anticipated to be expended is estimated to be 1,659,272, which quantity, as set forth herein or as expressly changed by formal modifications hereto, is hereafter referred to as the "estimated total hours."

                                                           N00123-94-D-0033
                                                                 Mod P00010
                                                                Page 3 of 4


     If, at any time during a performance period of this contract, the number of direct hours utilized under this contract exceeds 75 percent of estimated total hours, or if the total number of estimated hours required under any delivery order issued hereunder exceeds the estimated total hours, the contractor shall immediately notify the Contract officer of such circumstances.

     The estimated cost and fixed fee are based on the estimated total hours. If the Contracting Officer determines that a quantity of hours greater than the estimated total hours is required, the fee may be adjusted by negotiated agreement. In the event that less than the estimated total hours established for the performance period are utilized, the fee shall be proportionately reduced to reflect the reduction in work. The Government shall make payment, on account of the fixed fee, at the rate of $ 1.63 per direct labor hour invoiced by the Contractor under the clause entitled "Fixed Fee" (FAR 52.216-8) for the related period, subject to the withholding provisions of paragraph (b) of said clause. If delivery orders are issued under this contract, the total of all such payments shall not exceed 75 percent of the fixed fee specified under the contract. Any balance of fixed fee shall be paid the contractor, or otherwise credited to the Government, at the time of final payment.

     Nothing herein shall be construed to alter or waive any of the rights or obligations of either party pursuant to the clause hereof entitle "Limitation of Costs" or "Limitations of Funds" either of which clause as incorporated herein shall apply to each individual delivery order issued hereunder.

MAXIMUM INDIRECT RATES

Reimbursement of the Contractor's General and Administrative expenses shall be limited to rate ceiling (cap) of 8%, effective 01 May 1996 through the remainder of the contract period of performance.

2. Under Section H, SPECIAL CONTRACT REQUIREMENTS, is revised in part to add the following clause:

CONTRACT PERIOD OF PERFORMANCE

Issuance of delivery orders shall be in accordance with the indefinite clause of the contract. No delivery order which crosses fiscal years shall be issued if it can be feasibly subdivided for separate performance in each fiscal year (is severable) and is funded by annual appropriations.

                                                           N00123-94-D-0033
                                                                 Mod P00010
                                                                Page 4 of 4


3. Under Section I, CONTRACT CLAUSES, the following changes are hereby made:

     (a)  INDEFINITE QUANTITY (APR 1984) (FAR 52.216-22)

     Is revised in part:

     Para. (d), Delete 31 December 1996 and replace with 31 December 1998.

     (b) Delete the clause entitled ORDERING (APR 1984) (FAR 52.216-18) and replace with the following:

     ORDERING (APR 1984) (FAR 52.216-18)

     Dates:  29 April 1994 through 31 August 1998

     (c)  PAYMENT FOR OVERTIME PREMIUMS (JUL 1990) (FAR 52.222-2)

     To reflect the following hours, by contract performance period, authorized for payment of overtime premiums:

     01 September 1994 - 31 August 1998       14,000 hours

     (d) Delete the clause entitled OPTION TO EXTEND THE TERM OF THE CONTRACT (MAR 1989) (FAR 52.217-9).

4. All other terms and conditions of contract N00123-94-D-0033 remain unchanged.

                                 Exhibit 10.2

                Amendments P00148 to P00155 tp Prime Contract
                            No. N00024-90-C-5208

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

         U                   1       7
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
       P00148                        SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
       N00024-96-FR-54556                       6-03KF-54556
- ---------------------------------------------------------------------------
6. ISSUED BY   CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                  CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                     DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                  1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                       111 W. HURON STREET
BUYER/SYMBOL:    LINDA DABNEY, SEA-0251D      BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                      |(X)|9A. AMENDMENT OF SOLICITATION NO.
CEC NO: 789995610                     |   |----------------------------------
                                      |   |9B.  DATED (SEE ITEM 11)
                                      |   |
COMPTEK FEDERAL SYSTEMS, INC.         |   |----------------------------------
2732 TRANSIT ROAD                     |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224                     |   |     ORDER NO.
                                      |   |      N00024-90-C-5208
                                      |   |-----------------------------------
TIN NO: 16-1411419                    |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                      |   |        30 MARCH 1990
CODE OTTJ6   |   FACILITY CODE        |   |
- ---------------------------------------------------------------------------
11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
KIMBERLEY A. BEESON - LCDR, SC, USN
CONTRACTING OFFICER
- ---------------------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED

      Signature of Person Authorized to Sign
- ---------------------------------------------------------------------------
                                     |
16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |              04/08/96
- ---------------------------------------------------------------------------
     (Signature of Contracting officer)
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 2 of 7

A. The purpose of this modification is to provide additional funds under CLIN 0030 in the amount of $274,400.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026,
0027, 0028, 0029, and 0030 of the attached accounting data sheet, funding under this contract is increased by $274,400.00 apportioned as follows:


              EST              FIXED
   ITEM       COST      COM    FEE       TOTAL
   0030AC     256,284   164    17,952    274,400

            REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 3 of 7

2. Accordingly the amount funded to date is increased by $274,400.00 from $37,723,990.00 to a new total of $37,998,390 apportioned as follows:


   ITEM     EST COST  COM   FIXED FEE TOTAL       CATEGORY
   0001AA   1,284,239 763   89,898    1,374,900   RDT&E,N
   0001AB   84,066    50    5,884     90,000      FMS
   0001AC   611,810   365   42,825    655,000     O&MN
   0001AD   672,523   401   47,076    720,000     OPN
   0001AE   186,812   111   13,077    200,000     SCN
   0001AH   233,514   141   16,345    250,000     OTHER AGENCY
   0004AC   46,703    28    3,269     50,000      SCN
   0005AA   46,703    28    3,269     50,000      RDT&E
   0005AB   802,358   477   56,165    859,000     SCN
   0005AD   513,733   306   35,961    550,000     OTHER AGENCY
   0007AA   842,803   500   58,997    902,300     RDT&E
   0007AB   119,558   73    8,369     128,000     FMS
   0007AC   520,272   309   36,419    557,000     O&MN
   0007AD   817,303   486   57,211    875,000     OPN
   0007AE   910,710   540   63,750    975,000     SCN
   0007AF   382,965   228   26,807    410,000     DBOF
   0007AG   56,044    33    3,923     60,000      NAVAIR RDT&E
   0007AH   289,559   172   20,269    310,000     SPAWAR OPN
   0007AJ   46,703    28    3,269     50,000      NAVAIR NG
   0007AK   373,624   222   26,154    400,000     NAVAIR FMS
   THRU
   0011AS   168,131   100   11,769    180,000     SCN
   0011AD   177,472   105   12,423    190,000     SPAWAR RDT&E
   0011AE   158,790      94 11,116    170,000     SCN
   SUB TOTAL9,346,395 5,560 654,245   10,006,200
   TO DATE

                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 4 of 7

  ITEM                       FIXED
  SUB-TOTAL ESTIMATED COM    FEE      AMOUNT      CATEGORY
            9,346,395 5,560  654,245  10,006,200

   0012AA   760,704   462    53,234   814,400     O&MN
   0012AB   1,358,597 817    95,086   1,454,500   RDT&E
   0012AC   94,531    57     6,616    101,204     FMS
   0012AD   1,516,903 907    106,190  1,624,000   OPN
   0012AF   14,945    9      1,046    16,000      FMS
   0012AG   35,303    21     2,472    37,796      FMS
   0012AH   18,681    11     1,308    20,000      FMS
   0012AJ   18,681    11     1,308    20,000      FMS
   0012AK   23,351    14     1,635    25,000      FMS
   0012AL   84,064    50     5,886    90,000      FMS
   0012AM   42,032    25     2,943    45,000      FMS
   0012AN   42,032    25     2,943    45,000      FMS
   0012AP   82,196    49     5,755    88,000      SPAWAR/OPN
   0012AQ   240,053   144    16,803   257,000     DBOF
   0012AR   4,670     3      327      5,000       OTHER
   0012AS   102,695   67     7,188    109,950     OTHER/DBOF
            4,439,438 2,672  310,740  4,752,850
   SUB-TOTAL
   TO DATE  13,785,833       8,232    964,985     14,759,050


                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 5 of 7


   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
   SUB
   TOTAL    13,785,833       8,232     964,985    14,759,050

   0012AT   112,087   67     7,846     120,000    FMS
   0012AU   112,087   67     7,846     120,000    FMS
   0012AV   51,373    31     3,596     55,000     FMS
   0012AW   18,681    11     1,308     20,000     FMS
   0012AX   46,703    28     3,269     50,000     FMS
   0012AY   46,703    28     3,269     50,000     FMS
   0012AZ   18,681    11     1,308     20,000     FMS
   0012BA   4,670     3      327       5,000      FMS
   0012BB   168,130   101    11,769    180,000    FMS
   0013AA   233,520   145    16,335    250,000    OPN
   TOTAL    812,635   492    56,873    870,000

   0017AA   1,071,486 693    75,046    1,147,225  RDT&E
   0017AC   369,859   241    25,900    396,000    O&MN
   0017AD   1,499,061 962    104,977   1,605,000  OPN
   0017AE   1,821,483 1,171  127,546   1,950,200  SCN
   0017AF   46,700    31     3,269     50,000     OTHER
   0017AG   405,517   260    28,403    434,180    DBOF
   0017AH   36,613    23     2,564     39,200     FMS
   0017AJ   152,241   100    10,659    163,000    WPN
   0017AK   56,039    36     3,925     60,000     APN
   0017AL   70,050    47     4,903     75,000     O&MN
            5,529,049 3,564  387,192   5,919,805

   0022AA   819,101   524    57,375    877,000    RDT&E
   0022AB   0         0      0         0          FMS
   0022AC   348,375   223    24,402    373,000    O&MN
   0022AD   962,000   616    67,384    1,030,000  OPN
   0022AE   93,398    60     6,542     100,000    SCN
   0022AF   0         0      0         0          DBOF
   0022AG   34,557    22     2,421     37,000     WPN
   0022AH   0         0      0         0          APN
   TOTAL    2,257,431 1,445  158,124   2,417,000
   SUB-TOTAL
   TO DATE  22,384,948       13,733    1,567,174  23,965,855

                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 6 of 7

   ITEM    ESTIMATED COM    FIXED FEE   AMOUNT      CATEGORY
   SUB-
   TOTAL   22,384,948       13,733      1,567,174   23,965,855

   0023AA  513,221   330    35,949      549,500     RDT&E
   0023AB  322,224   206    22,570      345,000     O&MN
   SUB
   TOTAL   835,445   536    58,519      894,500
   0024AA  0         0      0           0           RDT&E
   0024AB  37,359    24     2,617       40,000      O&MN
   0024AC  803,225   514    56,261      860,000     SCN
   0024AD  46,699    30     3,271       50,000      FMS
   SUB
   TOTAL   887,283   568    62,149      950,000

   0025AA  205,476   132    14,392      220,000     RDT&E
   0025AB  0         0      0           0           O&MN
   SUB
   TOTAL   205,476   132    14,392      220,000

   0026AA  216,682   139    15,179      232,000     RDT&E
   0026AB  359,527   285    25,188      385,000     SCN
   0026AC  91,997    59     6,444       98,500      OPN
   0026AD  800,423   512    56,065      857,000     O&MN
   0026AE  18,680    12     1,308       20,000      FMS
   0026AF  18,680    12     1,308       20,000      OTHER
   0026AG  58,374    37     4,089       62,500      DBOF
   0026AH  9,340     6      654         10,000      DOD-R&D
   SUB
   TOTAL   1,573,703 1,062  110,235     1,685,000

   0027    555,272   4,395  38,869      598,536
   SUB
   TOTAL   555,272   4,395  38,869      598,536

   0028AA  1,008,699 646    70,655      1,080,000   O&MN
   0028AB  1,418,716 909    99,375      1,519,000   RDT&E, N
   0028AC  798,552   513    55,935      855,000     SCN
   0028AD  1,428,991 916    100,093     1,530,000   OPN
   0028AE  0         0      0           0           WPN
   0028AF  0         0      0           0           APN
   0028AG  0         0      0           0           FMS
   0028AH  0         0      0           0           DBOF
   0028AJ  0         0      0           0           OTHER
   SUB
   TOTAL   4,654,958 2,984  326,058     4,984,000
   SUB
   TOTAL TO31,097,085       23,410      2,177,396   33,297,891
   DATE


                                        N00024-90-C-5208
                                        N00024-96-FR-54556
                                        Modification P00148
                                        Page 7 of 7

   ITEM     ESTIMATED COM     FIXED FEE  AMOUNT    CATEGORY
   SUB
   TOTAL    31,097,085        23,410     2,177,396 33,297,891

   0029AA   517,144   332     36,224     553,700   O&MN
   0029AB   630,435   405     44,160     675,000   RDT&E, N
   0029AC   999,360   641     69,999     1,070,000 SCN
   0029AD   65,379    42      4,579      70,000    OPN
   0029AE   0         0       0          0         WPN
   0029AF   0         0       0          0         APN
   0029AG   0         0       0          0         FMS
   0029AH   0         0       0          0         DBOF
   0029AJ   0         0       0          0         OTHER
   0029AK   37,359    24      2,617      40,000    DOB (R&D)
   TOTAL    2,249,677 1,444   157,579    2,408,700

   0030AA   857,396   548     60,055     917,999   O&MN
   0030AB   1,068,287 685     74,828     1,143,800 RDT&E, N
   0030AC   214,815   138     15,047     230,000   SCN
   0030AD   0         0       0          0         OPN
   0030AE   0         0       0          0         WPN
   0030AF   0         0       0          0         APN
   0030AG   0         0       0          0         FMS
   0030AH   0         0       0          0         DBOF
   0030AJ   0         0       0          0         OTHER
   TOTAL    2,140,498 1,371   149,930    2,291,799
  SUB-TOTAL
  TO DATE  35,487,260 26,225 2,484,905  37,998,390

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.


- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.
    N00024-90-C-5208              P00148
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT     REF       CLIN      SLIN      QTY    UNIT
C 0    NUMBER       ACRN
T D
  E
- ---------------------------------------------------------------------------

A   N0002496AF184TA           0030      AB

- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.   5. PAYING OFC   6. TYPE OF MOD.       7. TAC
      N0002496FR54556
      TI-96-X11
- ---------------------------------------------------------------------------

15.                          ACCOUNTING DATA                       16.
- ---------------------------------------------------------------------------
A.    B.         C.     D. OBJ   E. BCN   F.  G.   H.   I.    J. COST CODE
AC  APPROPRI-            CLASS
RN  ATION        SUBHEAD       PARM  RM  SA  AAA  TT  PAA PROJ. UNIT MCC PDLI&S
- ---------------------------------------------------------------------------
                            K.       OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MR   1761319      84TA     000   SA  S3K  0 068342 2D 980110 S0164 ETS ETS0

AMOUNT  $138,700.00
- ---------------------------------------------------------------------------
TOTAL      $138,700.00
- ---------------------------------------------------------------------------

17. FINANCIAL MANAGER
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                                   IN AMOUNTS SHOWN IN COLUMN 16 ABOVE
/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1   01/04/96

18.  COMPTROLLER CLEARANCE

SIGNATURE           DATE

/S/ P.C. MONTGOMERY             03/11/96
JAMES S. EGELAND, SEA 03KQ1
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00148
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT     REF       CLIN      SLIN      QTY    UNIT
C 0    NUMBER       ACRN
T D
  E
- ---------------------------------------------------------------------------
A    N0002496AF184TA          0030      AB
     PE 63582N
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC    6. TYPE OF MOD.     7. TAC
      N0002496FR54556
      TI-96-X14
- ---------------------------------------------------------------------------
15.                         ACCOUNTING DATA                            16.
- ---------------------------------------------------------------------------
A.  B.         C.      D. OBJ   E.  BCN  F.  G.  H.  I.    J.   COST CODE
AC  APPROPRI-            CLASS
RN  ATION      SUBHEAD         PARM RM   SA AAA  TT  PAA PROJ. UNIT MCC PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MR  1761319     84TA     000   SA   S3K  0 068342 2D 980110   S0164  ETS ETS0

AMOUNT:  $135,700.00
- ---------------------------------------------------------------------------
TOTAL    $135,700.00
- ---------------------------------------------------------------------------

17. FINANCIAL MANAGER
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                                   IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

18. COMPTROLLER CLEARANCE
- ----------------------------------------------------------------------------
/S/P.C.MONTGOMERY
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

        U                   1       7
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
    P00149                           SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
     N00024-96-FR-54564                         6-03KF-54564
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                 CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEDERALBUILDING
ARLINGTON VA 22242-5160                    111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D      BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |     N00024-90-C-5208
                                        |   |-----------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ----------------------------------------|   |        30 MARCH 1990
CODE OTTJ6    |  FACILITY CODE          |   |
- ------------------------------------------------------------------------------
11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- -------------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

16A.  NAME AND  TITLE OF CONTRACTING OFFICER (Type or print)

KIMBERLEY A. BEESON - LCDR, SC, USN
CONTRACTING OFFICER
- ---------------------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED

      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
   Signature of Contracting officer) |             4/8/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 2 of 7


A. The purpose of this modification is to provide additional funds under CLIN 0030 in the amount of $139,400.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026,
  0027, 0028, 0029, and 0030 of the attached accounting data sheet, funding under this contract is increased by $139,400.00 apportioned as follows:


                             FIXED
   ITEM     EST COST  COM    FEE      TOTAL

   0030AB   130,197   83     9,120    139,400


            REAMINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 3 of 7

2. Accordingly, the amount funded to date is increased by $139,400.00 from $37,998,390.00 to a new total of $38,137,790 apportioned as follows:

                             FIXED
   ITEM     EST COST  COM    FEE      TOTAL       CATEGORY

   0001AA   1,284,239 763    89,898   1,374,900   RDT&E, N
   0001AB   84,066    50     5,884    90,000      FMS
   0001AC   611,810   365    42,825   655,000     O&MN
   0001AD   672,523   401    47,076   720,000     OPN
   0001AE   186,812   111    13,077   200,000     SCN
   0001AH   233,514   141    16,345   250,000     OTHER AGENCY
   0004AC   46,703    28     3,269    50,000      SCN
   0005AA   46,703    28     3,269    50,000      RDT&E
   0005AB   802,358   477    56,165   859,000     SCN
   0005AD   513,733   306    35,961   550,000     OTHER AGENCY
   0007AA   842,803   500    58,997   902,300     RDT&E
   0007AB   119,558   73     8,369    128,000     FMS
   0007AC   520,272   309    36,419   557,000     O&MN
   0007AD   817,303   486    57,211   875,000     OPN
   0007AE   910,710   540    63,750   975,000     SCN
   0007AF   382,965   228    26,807   410,000     DBOF
   0007AG   56,044    33     3,923    60,000      NAVAIR RDT&E
   0007AH   289,559   172    20,269   310,000     SPAWAR OPN
   0007AJ   46,703    28     3,269    50,000      NAVAIR NG
   0007AK   373,624   222    26,154   400,000     NAVAIR FMS
   THRU
   0007AS
   0011AB   168,131   100    11,769   180,000     SCN
   0011AD   177,472   105    12,423   190,000     SPAWAR RDT&E
   0011AE   158,790   94     11,116   170,000     SCN
   SUB TOTAL9,346,395 5,560  654,245  10,006,200
   TO DATE

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 4 of 7


                             FIXED
   ITEM     ESTIMATED COM    FEE      AMOUNT      CATEGORY

SUB-TOTAL 9,346,395  5,560   654,245  10,006,200

   0012AA   760,704   462    53,234   814,400     O&MN
   0012AB   1,358,597 817    95,086   1,454,500   RDT&E
   0012AC   94,531    57     6,616    101,204     FMS
   0012AD   1,516,903 907    106,190  1,624,000   OPN
   0012AF   14,945    9      1,046    16,000      FMS
   0012AG   35,303    21     2,472    37,796      FMS
   0012AH   18,681    11     1,308    20,000      FMS
   0012AJ   18,681    11     1,308    20,000      FMS
   0012AK   23,351    14     1,635    25,000      FMS
   0012AL   84,064    50     5,886    90,000      FMS
   0012AM   42,032    25     2,943    45,000      FMS
   0012AN   42,032    25     2,943    45,000      FMS
   0012AP   82,196    49     5,755    88,000      SPAWAR/OPN
   0012AQ   240,053   144    16,803   257,000     DBOF
   0012AR   4,670     3      327      5,000       OTHER
   0012AS   102,695   67     7,188    109,950     OTHER/DBOF
SUB-TOTAL 4,439,438   2,672  310,740  4,752,850
SUB-TOTAL
TO DATE  13,785,833   8,232  964,985 14,759,050

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 5 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
SUB
TOTAL   13,785,833  8,232   964,985  14,759,050

   0012AT   112,087   67     7,846     120,000    FMS
   0012AU   112,087   67     7,846     120,000    FMS
   0012AV   51,373    31     3,596     55,000     FMS
   0012AW   18,681    11     1,308     20,000     FMS
   0012AX   46,703    28     3,269     50,000     FMS
   0012AY   46,703    28     3,269     50,000     FMS
   0012AZ   18,681    11     1,308     20,000     FMS
   0012BA   4,670     3      327       5,000      FMS
   0012BB   168,130   101    11,769    180,000    FMS
   0013AA   233,520   145    16,335    250,000    OPN
   TOTAL    812,635   492    56,873    870,000

   0017AA   1,071,486 693    75,046    1,147,225  RDT&E
   0017AC   369,859   241    25,900    396,000    O&MN
   0017AD   1,499,061 962    104,977   1,605,000  OPN
   0017AE   1,821,483 1,171  127,546   1,950,200  SCN
   0017AF   46,700    31     3,269     50,000     OTHER
   0017AG   405,517   260    28,403    434,180    DBOF
   0017AH   36,613    23     2,564     39,200     FMS
   0017AJ   152,241   100    10,659    163,000    WPN
   0017AK   56,039    36     3,925     60,000     APN
   0017AL   70,050    47     4,903     75,000     O&MN
   TOTAL    5,529,049 3,564  387,192   5,919,805

   0022AA   819,101   524    57,375    877,000    RDT&E
   0022AB   0         0      0         0          FMS
   0022AC   348,375   223    24,402    373,000    O&MN
   0022AD   962,000   616    67,384    1,030,000  OPN
   0022AE   93,398    60     6,542     100,000    SCN
   0022AF   0         0      0         0          DBOF
   0022AG   34,557    22     2,421     37,000     WPN
   0022AH   0         0      0         0          APN
   TOTAL    2,257,431 1,445  158,124   2,417,000
SUB-TOTAL
TO DATE   22,384,948 13,733 1,567,174  23,965,855

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 6 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
SUB
TOTAL    22,384,948 13,733 1,567,174  23,965,855

   0023AA   513,221   330    35,949    549,500    RDT&E
   0023AB   322,224   206    22,570    345,000    O&MN
   SUB
   TOTAL    835,445   536    58,519    894,500

   0024AA   0         0      0         0          RDT&E
   0024AB   37,359    24     2,617     40,000     O&MN
   0024AC   803,225   514    56,261    860,000    SCN
   0024AD   46,699    30     3,271     50,000     FMS
   SUB
   TOTAL    887,283   568    62,149    950,000

   0025AA   205,476   132    14,392    220,000    RDT&E
   0025AB   0         0      0         0          O&MN
   SUB
   TOTAL    205,476   132    14,392    220,000

   0026AA   216,682   139    15,179    232,000    RDT&E
   0026AB   359,527   285    25,188    385,000    SCN
   0026AC   91,997    59     6,444     98,500     OPN
   0026AD   800,423   512    56,065    857,000    O&MN
   0026AE   18,680    12     1,308     20,000     FMS
   0026AF   18,680    12     1,308     20,000     OTHER
   0026AG   58,374    37     4,089     62,500     DBOF
   0026AH   9,340     6      654       10,000     DOD-R&D
   SUB
   TOTAL    1,573,703 1,062  110,235   1,685,000

   0027     555,272   4,395  38,869    598,536
   SUB
   TOTAL    555,272   4,395  38,869    598,536

   0028AA   1,008,699 646    70,655    1,080,000  O&MN
   0028AB   1,418,716 909    99,375    1,519,000  RDT&E,N
   0028AC   798,552   513    55,935    855,000    SCN
   0028AD   1,428,991 916    100,093   1,530,000  OPN
   0028AE   0         0      0         0          WPN
   0028AF   0         0      0         0          APN
   0028AG   0         0      0         0          FMS
   0028AH   0         0      0         0          DBOF
   0028AJ   0         0      0         0          OTHER
   SUB
   TOTAL    4,654,958 2,984  326,058   4,984,000
SUB
TOTAL     31,097,085 23,410 2,177,396  33,297,891
TO DATE

                                        N00024-90-C-5208
                                        N00024-96-FR-54564
                                        Modification P00149
                                        Page 7 of 7

   ITEM     ESTIMATED COM    FIXED FEE  AMOUNT      CATEGORY
SUB
TOTAL    31,097,085 23,410 2,177,396   33,297,891

   0029AA   517,144   332    36,224     553,700     O&MN
   0029AB   630,435   405    44,160     675,000     RDT&E, N
   0029AC   999,360   641    69,999     1,070,000   SCN
   0029AD   65,379    42     4,579      70,000      OPN
   0029AE   0         0      0          0           WPN
   0029AF   0         0      0          0           APN
   0029AG   0         0      0          0           FMS
   0029AH   0         0      0          0           DBOF
   0029AJ   0         0      0          0           OTHER
   0029AK   37,359    24     2,617      40,000      DOD (R&D)
   TOTAL    2,249,677 1,444  157,579    2,408,700

   0030AA   857,396   548    60,055     917,999     O&MN
   0030AB   1,198,484 768    83,948     1,283,200   RDT&E,N
   0030AC   214,815   138    15,047     230,000     SCN
   0030AD   0         0      0          0           OPN
   0030AE   0         0      0          0           WPN
   0030AF   0         0      0          0           APN
   0030AG   0         0      0          0           FMS
   0030AH   0         0      0          0           DBOF
   0030AJ   0         0      0          0           OTHER
   TOTAL    2,270,695 1,454  159,050    2,431,199
SUB-TOTAL
TO DATE   35,617,457 26,308 2,494,025   38,137,790

B. Except as provided herein, all other terms and conditions of contract N00024-90-C_5208 remain unchanged and in full force and effect.


- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00149
- ---------------------------------------------------------------------------
8.    9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT       REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER         ACRN
T D
  E
- ---------------------------------------------------------------------------

A      N0002496AF184TA          0031      AB
       PE 63582N
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.   5. PAYING OFC   6. TYPE OF MOD.       7. TAC
      N0002496FR54564
      TI-96-X12
- ---------------------------------------------------------------------------
15.                                ACCOUNTING DATA                      16.
- ---------------------------------------------------------------------------
A.    B.        C.      D. OBJ  E.  BCN  F.  G. H.  I.  J.   COST CODE
                        CLASS
AC   APPROPRI-
RN   ATION      SUBHEAD         PARM RM  SA AAA TT  PAA PROJ. UNIT MCC  PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MR   1761319     84TA     000   SA  S3K  0 068342 2D 980110  S0164 ETS  ETS0

AMOUNT:  $139,400.00
- ---------------------------------------------------------------------------
TOTAL:   $139,400.00
- ---------------------------------------------------------------------------

17. FINANCIAL MANAGER
/S/JAMES S. EGELAND
JAMES S. ENGELAND, SEA 03KQ1
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  01/25/96        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

18. COMPTROLLER CLEARANCE

/S/ P.A. CALOGERO
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

        U                   1       7
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
     P00150                          SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
     N00024-96-FR-54566                         6-03KF-54566
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                  CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL:    LINDA DABNEY, SEA-0251D    BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |-----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |     N00024-90-C-5208
                                        |   |-----------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                        |   |        30 MARCH 1990
CODE OTTJ6  |   FACILITY CODE           |   |
- ---------------------------------------------------------------------------
11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- --------------------------------------------------------------- -----------
15B.  CONTRACTOR/OFFEROR        15C.  DATE SIGNED

      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             4/8/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 2 of 7


A. The purpose of this modification is to provide additional funds under CLIN 0030 in the amount of $50,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026,
  0027, 0028, 0029, and 0030 of the attached accounting data sheet, funding under this contract is increased by $50,000.00 apportioned as follows:


                             FIXED
   ITEM     EST COST  COM    FEE     TOTAL

   0030AB   46,699    30     3,271    50,000


            REAMINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 3 of 7

2. Accordingly, the amount funded to date is increased by $50,000.00 from $38,137,790.00 to a new total of $38,187,790 apportioned as follows:

                             FIXED
   ITEM     EST COST  COM    FEE      TOTAL       CATEGORY

   0001AA   1,284,239 763    89,898   1,374,900   RDT&E, N
   0001AB   84,066    50     5,884    90,000      FMS
   0001AC   611,810   365    42,825   655,000     O&MN
   0001AD   672,523   401    47,076   720,000     OPN
   0001AE   186,812   111    13,077   200,000     SCN
   0001AH   233,514   141    16,345   250,000     OTHER AGENCY
   0004AC   46,703    28     3,269    50,000      SCN
   0005AA   46,703    28     3,269    50,000      RDT&E
   0005AB   802,358   477    56,165   859,000     SCN
   0005AD   513,733   306    35,961   550,000     OTHER AGENCY
   0007AA   842,803   500    58,997   902,300     RDT&E
   0007AB   119,558   73     8,369    128,000     FMS
   0007AC   520,272   309    36,419   557,000     O&MN
   0007AD   817,303   486    57,211   875,000     OPN
   0007AE   910,710   540    63,750   975,000     SCN
   0007AF   382,965   228    26,807   410,000     DBOF
   0007AG   56,044    33     3,923    60,000      NAVAIR RDT&E
   0007AH   289,559   172    20,269   310,000     SPAWAR OPN
   0007AJ   46,703    28     3,269    50,000      NAVAIR NG
   0007AK   373,624   222    26,154   400,000     NAVAIR FMS
   THRU
   0007AS
   0011AB   168,131   100    11,769   180,000     SCN
   0011AD   177,472   105    12,423   190,000     SPAWAR RDT&E
   0011AE   158,790   94     11,116   170,000     SCN
 SUB TOTAL  9,346,395 5,560  654,245  10,006,200
 TO DATE

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 4 of 7

   ITEM     ESTIMATED COM  FIXED FEE  AMOUNT     CATEGORY

SUB-TOTAL  9,346,395 5,560  654,245  10,006,200

   0012AA   760,704   462    53,234   814,400     O&MN
   0012AB   1,358,597 817    95,086   1,454,500   RDT&E
   0012AC   94,531    57     6,616    101,204     FMS
   0012AD   1,516,903 907    106,190  1,624,000   OPN
   0012AF   14,945    9      1,046    16,000      FMS
   0012AG   35,303    21     2,472    37,796      FMS
   0012AH   18,681    11     1,308    20,000      FMS
   0012AJ   18,681    11     1,308    20,000      FMS
   0012AK   23,351    14     1,635    25,000      FMS
   0012AL   84,064    50     5,886    90,000      FMS
   0012AM   42,032    25     2,943    45,000      FMS
   0012AN   42,032    25     2,943    45,000      FMS
   0012AP   82,196    49     5,755    88,000      SPAWAR/OPN
   0012AQ   240,053   144    16,803   257,000     DBOF
   0012AR   4,670     3      327      5,000       OTHER
   0012AS   102,695   67     7,188    109,950     OTHER/DBOF
 SUB-TOTAL  4,439,438 2,672  310,740  4,752,850
   SUB-TOTAL
   TO DATE  13,785,833       8,232    964,985     14,759,050

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 5 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
SUB
TOTAL   13,785,833  8,232 964,985    14,759,050

   0012AT   112,087   67     7,846     120,000    FMS
   0012AU   112,087   67     7,846     120,000    FMS
   0012AV   51,373    31     3,596     55,000     FMS
   0012AW   18,681    11     1,308     20,000     FMS
   0012AX   46,703    28     3,269     50,000     FMS
   0012AY   46,703    28     3,269     50,000     FMS
   0012AZ   18,681    11     1,308     20,000     FMS
   0012BA   4,670     3      327       5,000      FMS
   0012BB   168,130   101    11,769    180,000    FMS
   0013AA   233,520   145    16,335    250,000    OPN
   TOTAL    812,635   492    56,873    870,000

   0017AA   1,071,486 693    75,046    1,147,225  RDT&E
   0017AC   369,859   241    25,900    396,000    O&MN
   0017AD   1,499,061 962    104,977   1,605,000  OPN
   0017AE   1,821,483 1,171  127,546   1,950,200  SCN
   0017AF   46,700    31     3,269     50,000     OTHER
   0017AG   405,517   260    28,403    434,180    DBOF
   0017AH   36,613    23     2,564     39,200     FMS
   0017AJ   152,241   100    10,659    163,000    WPN
   0017AK   56,039    36     3,925     60,000     APN
   0017AL   70,050    47     4,903     75,000     O&MN
   TOTAL    5,529,049 3,564  387,192   5,919,805

   0022AA   819,101   524    57,375    877,000    RDT&E
   0022AB   0         0      0         0          FMS
   0022AC   348,375   223    24,402    373,000    O&MN
   0022AD   962,000   616    67,384    1,030,000  OPN
   0022AE   93,398    60     6,542     100,000    SCN
   0022AF   0         0      0         0          DBOF
   0022AG   34,557    22     2,421     37,000     WPN
   0022AH   0         0      0         0          APN
   TOTAL    2,257,431 1,445  158,124   2,417,000
SUB-TOTAL
TO DATE   22,384,948 13,733 1,567,174  23,965,855

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 6 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
   SUB
   TOTAL    22,384,948       13,733    1,567,174  23,965,855

   0023AA   513,221   330    35,949    549,500    RDT&E
   0023AB   322,224   206    22,570    345,000    O&MN
   SUB
   TOTAL    835,445   536    58,519    894,500

   0024AA   0         0      0         0          RDT&E
   0024AB   37,359    24     2,617     40,000     O&MN
   0024AC   803,225   514    56,261    860,000    SCN
   0024AD   46,699    30     3,271     50,000     FMS
   SUB
   TOTAL    887,283   568    62,149    950,000

   0025AA   205,476   132    14,392    220,000    RDT&E
   0025AB   0         0      0         0          O&MN
   SUB
   TOTAL    205,476   132    14,392    220,000

   0026AA   216,682   139    15,179    232,000    RDT&E
   0026AB   359,527   285    25,188    385,000    SCN
   0026AC   91,997    59     6,444     98,500     OPN
   0026AD   800,423   512    56,065    857,000    O&MN
   0026AE   18,680    12     1,308     20,000     FMS
   0026AF   18,680    12     1,308     20,000     OTHER
   0026AG   58,374    37     4,089     62,500     DBOF
   0026AH   9,340     6      654       10,000     DOD-R&D
   SUB
   TOTAL    1,573,703 1,062  110,235   1,685,000

   0027     555,272   4,395  38,869    598,536
   SUB
   TOTAL    555,272   4,395  38,869    598,536

   0028AA   1,008,699 646    70,655    1,080,000  O&MN
   0028AB   1,418,716 909    99,375    1,519,000  RDT&E,N
   0028AC   798,552   513    55,935    855,000    SCN
   0028AD   1,428,991 916    100,093   1,530,000  OPN
   0028AE   0         0      0         0          WPN
   0028AF   0         0      0         0          APN
   0028AG   0         0      0         0          FMS
   0028AH   0         0      0         0          DBOF
   0028AJ   0         0      0         0          OTHER
   SUB
   TOTAL    4,654,958 2,984  326,058   4,984,000
   SUB
   TOTAL TO
   DATE   31,097,085 23,410 2,177,396  33,297,891

                                        N00024-90-C-5208
                                        N00024-96-FR-54566
                                        Modification P00150
                                        Page 7 of 7

   ITEM     ESTIMATED COM    FIXED FEE  AMOUNT      CATEGORY
SUB
TOTAL    31,097,085 23,410 2,177,396   33,297,891

   0029AA   517,144   332    36,224     553,700     O&MN
   0029AB   630,435   405    44,160     675,000     RDT&E, N
   0029AC   999,360   641    69,999     1,070,000   SCN
   0029AD   65,379    42     4,579      70,000      OPN
   0029AE   0         0      0          0           WPN
   0029AF   0         0      0          0           APN
   0029AG   0         0      0          0           FMS
   0029AH   0         0      0          0           DBOF
   0029AJ   0         0      0          0           OTHER
   0029AK   37,359    24     2,617      40,000      DOD (R&D)
   TOTAL    2,249,677 1,444  157,579    2,408,700

   0030AA   857,396   548    60,055     917,999     O&MN
   0030AB   1,198,484 768    83,948     1,283,200   RDT&E,N
   0030AC   261,514   168    18,318     280,000     SCN
   0030AD   0         0      0          0           OPN
   0030AE   0         0      0          0           WPN
   0030AF   0         0      0          0           APN
   0030AG   0         0      0          0           FMS
   0030AH   0         0      0          0           DBOF
   0030AJ   0         0      0          0           OTHER
   TOTAL    2,317,394 1,484  162,321    2,481,199
SUB-TOTAL
TO DATE  35,664,156 26,338 2,497,296   38,187,790

B. Except as provided herein, all other terms and conditions of contract N00024-90-C_5208 remain unchanged and in full force and effect.


- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00150
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN     SLIN       QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
- ---------------------------------------------------------------------------

A    N0002493PD83012          0030      AC

- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC      6. TYPE OF MOD.   7. TAC
      N0002496FR54566
      TI-96-X31
- ---------------------------------------------------------------------------

15.                           ACCOUNTING DATA                           16.
- ---------------------------------------------------------------------------
A.    B.       C.      D. OBJ  E.  BCN  F.  G.  H.   I.  J.     COST CODE
                       CLASS
AC   APPROPRI-
RN   ATION     SUBHEAD         PARM RM  SA  AAA TT  PAA  PROJ. UNIT MCC PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MW   1731611   8598     000    WB  WEH  0 068342 2D 000000  21979   543  0090

                                                         AMOUNT:    $50,000.00

OWLD;  AOE 10 (21979) 30 NOV 98
This document conveys authority to obligate -0- dollars within the FY 93 funding limitation.
- ---------------------------------------------------------------------------

                                                        TOTAL       $50,000.00
- ---------------------------------------------------------------------------
PREPARED BY:  SUE McILWAIN, SEA-01232

17. FINANCIAL MANAGER

/S/LIZ PERRILL
LIZ PERRILL, SEA 03KFP
- ---------------------------------------------------------------------------
SIGNATURE           DATE          OBLIGATION OF FUNDS IS AUTHORIZED
                  02/22/96        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

18. COMPTROLLERS CLEARANCE

/S/ V. F. JEFFERSON
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

         U                   1       7
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
   P00151                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
   N00024-96-FR-54585                           6-03KF-54585
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                 CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                    111 W. HURON STREET
BUYER/SYMBOL:    LINDA DABNEY, SEA-0251D   BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |-----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |-----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |  N00024-90-C-5208
                                        |   |-----------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                        |   |        30 MARCH 1990
CODE OTTJ6  |   FACILITY CODE           |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- --------------------------------------------------------------- -----------
15B.  CONTRACTOR/OFFEROR       15C.  DATE SIGNED

      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             4/30/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 2 of 7


A. The purpose of this modification is to provide additional funds under CLIN 0030 in the amount of $10,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026,
  0027, 0028, 0029, and 0030 of the attached accounting data sheet, funding under this contract is increased by $10,000.00 apportioned as follows:


   ITEM     EST COST  COM    FIXED FEE     TOTAL

   0030AB   9,340     6      654           10,000


            REAMINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 3 of 7

2. Accordingly, the amount funded to date is increased by $10,000.00 from $38,187,790.00 to a new total of $38,197,790 apportioned as follows:

                             FIXED
   ITEM     EST COST  COM    FEE      TOTAL       CATEGORY

   0001AA   1,284,239 763    89,898   1,374,900   RDT&E, N
   0001AB   84,066    50     5,884    90,000      FMS
   0001AC   611,810   365    42,825   655,000     O&MN
   0001AD   672,523   401    47,076   720,000     OPN
   0001AE   186,812   111    13,077   200,000     SCN
   0001AH   233,514   141    16,345   250,000     OTHER AGENCY
   0004AC   46,703    28     3,269    50,000      SCN
   0005AA   46,703    28     3,269    50,000      RDT&E
   0005AB   802,358   477    56,165   859,000     SCN
   0005AD   513,733   306    35,961   550,000     OTHER AGENCY
   0007AA   842,803   500    58,997   902,300     RDT&E
   0007AB   119,558   73     8,369    128,000     FMS
   0007AC   520,272   309    36,419   557,000     O&MN
   0007AD   817,303   486    57,211   875,000     OPN
   0007AE   910,710   540    63,750   975,000     SCN
   0007AF   382,965   228    26,807   410,000     DBOF
   0007AG   56,044    33     3,923    60,000      NAVAIR RDT&E
   0007AH   289,559   172    20,269   310,000     SPAWAR OPN
   0007AJ   46,703    28     3,269    50,000      NAVAIR NG
   0007AK   373,624   222    26,154   400,000     NAVAIR FMS
   THRU
   0007AS
   0011AB   168,131   100    11,769   180,000     SCN
   0011AD   177,472   105    12,423   190,000     SPAWAR RDT&E
   0011AE   158,790   94     11,116   170,000     SCN
   SUB TOTAL
   TO DATE  9,346,395 5,560  654,245  10,006,200


                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 4 of 7


   ITEM     ESTIMATED COM  FIXED FEE  AMOUNT     CATEGORY

SUB-TOTAL 9,346,395  5,560  654,245  10,006,200

   0012AA   760,704   462    53,234   814,400     O&MN
   0012AB   1,358,597 817    95,086   1,454,500   RDT&E
   0012AC   94,531    57     6,616    101,204     FMS
   0012AD   1,516,903 907    106,190  1,624,000   OPN
   0012AF   14,945    9      1,046    16,000      FMS
   0012AG   35,303    21     2,472    37,796      FMS
   0012AH   18,681    11     1,308    20,000      FMS
   0012AJ   18,681    11     1,308    20,000      FMS
   0012AK   23,351    14     1,635    25,000      FMS
   0012AL   84,064    50     5,886    90,000      FMS
   0012AM   42,032    25     2,943    45,000      FMS
   0012AN   42,032    25     2,943    45,000      FMS
   0012AP   82,196    49     5,755    88,000      SPAWAR/OPN
   0012AQ   240,053   144    16,803   257,000     DBOF
   0012AR   4,670     3      327      5,000       OTHER
   0012AS   102,695   67     7,188    109,950     OTHER/DBOF
SUB-TOTAL 4,439,438 2,672  310,740  4,752,850
SUB-TOTAL
TO DATE  13,785,833 8,232  964,985 14,759,050

                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 5 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
SUB
TOTAL    13,785,833 8,232  964,985  14,759,050

   0012AT   112,087   67     7,846     120,000    FMS
   0012AU   112,087   67     7,846     120,000    FMS
   0012AV   51,373    31     3,596     55,000     FMS
   0012AW   18,681    11     1,308     20,000     FMS
   0012AX   46,703    28     3,269     50,000     FMS
   0012AY   46,703    28     3,269     50,000     FMS
   0012AZ   18,681    11     1,308     20,000     FMS
   0012BA   4,670     3      327       5,000      FMS
   0012BB   168,130   101    11,769    180,000    FMS
   0013AA   233,520   145    16,335    250,000    OPN
   TOTAL    812,635   492    56,873    870,000

   0017AA   1,071,486 693    75,046    1,147,225  RDT&E
   0017AC   369,859   241    25,900    396,000    O&MN
   0017AD   1,499,061 962    104,977   1,605,000  OPN
   0017AE   1,821,483 1,171  127,546   1,950,200  SCN
   0017AF   46,700    31     3,269     50,000     OTHER
   0017AG   405,517   260    28,403    434,180    DBOF
   0017AH   36,613    23     2,564     39,200     FMS
   0017AJ   152,241   100    10,659    163,000    WPN
   0017AK   56,039    36     3,925     60,000     APN
   0017AL   70,050    47     4,903     75,000     O&MN
   TOTAL    5,529,049 3,564  387,192   5,919,805

   0022AA   819,101   524    57,375    877,000    RDT&E
   0022AB   0         0      0         0          FMS
   0022AC   348,375   223    24,402    373,000    O&MN
   0022AD   962,000   616    67,384    1,030,000  OPN
   0022AE   93,398    60     6,542     100,000    SCN
   0022AF   0         0      0         0          DBOF
   0022AG   34,557    22     2,421     37,000     WPN
   0022AH   0         0      0         0          APN
   TOTAL    2,257,431 1,445  158,124   2,417,000
SUB-TOTAL
TO DATE   22,384,948 13,733 1,567,174  23,965,855

                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 6 of 7

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
SUB
TOTAL    22,384,948 13,733 1,567,174  23,965,855

   0023AA   513,221   330    35,949    549,500    RDT&E
   0023AB   322,224   206    22,570    345,000    O&MN
   SUB
   TOTAL    835,445   536    58,519    894,500

   0024AA   0         0      0         0          RDT&E
   0024AB   37,359    24     2,617     40,000     O&MN
   0024AC   803,225   514    56,261    860,000    SCN
   0024AD   46,699    30     3,271     50,000     FMS
   SUB
   TOTAL    887,283   568    62,149    950,000

   0025AA   205,476   132    14,392    220,000    RDT&E
   0025AB   0         0      0         0          O&MN
   SUB
   TOTAL    205,476   132    14,392    220,000

   0026AA   216,682   139    15,179    232,000    RDT&E
   0026AB   359,527   285    25,188    385,000    SCN
   0026AC   91,997    59     6,444     98,500     OPN
   0026AD   800,423   512    56,065    857,000    O&MN
   0026AE   18,680    12     1,308     20,000     FMS
   0026AF   18,680    12     1,308     20,000     OTHER
   0026AG   58,374    37     4,089     62,500     DBOF
   0026AH   9,340     6      654       10,000     DOD-R&D
   SUB
   TOTAL    1,573,703 1,062  110,235   1,685,000

   0027     555,272   4,395  38,869    598,536
   SUB
   TOTAL    555,272   4,395  38,869    598,536

   0028AA   1,008,699 646    70,655    1,080,000  O&MN
   0028AB   1,418,716 909    99,375    1,519,000  RDT&E,N
   0028AC   798,552   513    55,935    855,000    SCN
   0028AD   1,428,991 916    100,093   1,530,000  OPN
   0028AE   0         0      0         0          WPN
   0028AF   0         0      0         0          APN
   0028AG   0         0      0         0          FMS
   0028AH   0         0      0         0          DBOF
   0028AJ   0         0      0         0          OTHER
   SUB
   TOTAL    4,654,958 2,984  326,058   4,984,000
   SUB
TOTAL TO
DATE     31,097,085 23,410  2,177,396  33,297,891

                                        N00024-90-C-5208
                                        N00024-96-FR-54585
                                        Modification P00151
                                        Page 7 of 7

   ITEM     ESTIMATED COM    FIXED FEE  AMOUNT      CATEGORY
   SUB
   TOTAL    31,097,085       23,410     2,177,396   33,297,891

   0029AA   517,144   332    36,224     553,700     O&MN
   0029AB   630,435   405    44,160     675,000     RDT&E, N
   0029AC   999,360   641    69,999     1,070,000   SCN
   0029AD   65,379    42     4,579      70,000      OPN
   0029AE   0         0      0          0           WPN
   0029AF   0         0      0          0           APN
   0029AG   0         0      0          0           FMS
   0029AH   0         0      0          0           DBOF
   0029AJ   0         0      0          0           OTHER
   0029AK   37,359    24     2,617      40,000      DOD (R&D)
   TOTAL    2,249,677 1,444  157,579    2,408,700

   0030AA   857,396   548    60,055     917,999     O&MN
   0030AB   1,198,484 768    83,948     1,283,200   RDT&E,N
   0030AC   261,514   168    18,318     280,000     SCN
   0030AD   9,340     6      654        10,000      OPN
   0030AE   0         0      0          0           WPN
   0030AF   0         0      0          0           APN
   0030AG   0         0      0          0           FMS
   0030AH   0         0      0          0           DBOF
   0030AJ   0         0      0          0           OTHER
   TOTAL    2,326,734 1,490  162,975    2,491,199
SUB-TOTAL
TO DATE   35,673,496 26,344 2,497,950   38,197,790

B. Except as provided herein, all other terms and conditions of contract N00024-90-C_5208 remain unchanged and in full force and effect.


- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00151
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT     REF       CLIN      SLIN     QTY     UNIT
C 0    NUMBER       ACRN
T D
  E
- ---------------------------------------------------------------------------

A      N0002496AF382M8        0030       AD

- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC      6. TYPE OF MOD.    7. TAC
      N0002496FR54585
      TI-96-X34
- ---------------------------------------------------------------------------

15.                         ACCOUNTING DATA                           16.
- ---------------------------------------------------------------------------
A.    B.       C.     D. OBJ  E.   BCN  F.  G.  H.   I.    J.     COST CODE
                       CLASS
AC   APPROPRI-
RN   ATION     SUBHEAD        PARM RM   SA  AAA TT   PAA  PROJ. UNIT MCC  PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ----------------------------------------------------------------------------
MX   1761810   82M8   000      SA  S3K  0  068342 2D 000000  M8084   000  0000

                                                       AMOUNT:     $10,000.00

THIS FUNDING EXPIRES ON 30 SEPTEMBER 1998

- ------------------------------------------------------------------------------
                                                        TOTAL:     $10,000.00
- ------------------------------------------------------------------------------
17. FINANCIAL MANAGER

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  04/18/96        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

18.  COMPTROLLER CLEARANCE

/S/ L.R. RUPP
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

         U                   1      35
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
    P00152                           SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
   N00024-95-NR-54777                           5-03K-54777
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                               CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                        DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                     1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                          111 W. HURON STREET
BUYER/SYMBOL:    LEE ARBAIZA CODE: SEA 0251A     BUFFALO, NY 14202
PHONE: Area Code (703) 602-8105, EXT. 617
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                       |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                       |   |------------------------------------
CEC NO: 789995610                      |   |9B.  DATED (SEE ITEM 11)
                                       |   |
COMPTEK FEDERAL SYSTEMS, INC.          |   |------------------------------------
2732 TRANSIT ROAD                      |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                 |   |     ORDER NO.
                                       |   |     N00024-90-C-5208
                                       |   |------------------------------------
TIN NO: 16-1411419                     |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                       |   |        30 MARCH 1990
CODE OTTJ6   |  FACILITY CODE          |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED APPROPRIATION DATA SHEET(S)
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |      MUTUAL AGREEMENT OF THE PARTIES
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign this document and return 2 copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

      JAMES E. ERTEL
      CONTRACTS ADMINISTRATOR

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)

      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- ---------------------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED
      /S/JAMES E. ERTEL             04/11/96
      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             5/16/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                   N00024-90-C-5208
                                        Modification No. P00152
                                        Page 2 of 35

The purpose of this modification to Contract N00024-90-C-5208 is to add new contract Items 0031AA-0031 AL, and Option Items 0032AA-0032AJ and 0033AA-0033AJ (excluding any SUBCLINs ending in "AI") to perform research and development reliability, maintainability and quality engineering support. Accordingly, said contract is modified as follows:

1. On the cover page of the contract, increase the total amount of the contract by $5,289,348 from $38,376,840 to $43,666,188.

2. Under SECTION B - SUPPLIES OR SERVICES AND PRICES/COSTS, add the following Items:



                           BASE PERIOD

ITEM  SUPPLIES/SERVICES     EST. COST FIXED FEE   CPFF       MAN-HOURS
0031  Perform Research and, $4,051,372 $282,976  $4,334,348     102,988
      Development Reliability
      Maintainability and
      Quality Engineering
0031AAReliability,
      Maintainability and
      Quality Engineering
      (O&MN)
0031ABReliability,
      Maintainability and
      Quality Engineering for
      Research and Development
      (RDT&E)
0031ACU.S. Navy             $70,093     $4,907    $75,000    1,782
      shipbuilding/overhaul
      programs authorized for
      funding with SCN
      appropriations (SCN)
      (FY89)
0031ADU.S. Navy             $495,327    $34,673   $530,000   12,593
      shipbuilding/overhaul
      programs authorized for
      funding with SCN
      appropriations
      (SCN)(FY91)
0031AEU.S. Navy             $327,102    $22,898   $350,000   8,317
      shipbuilding/overhaul
      programs authorized for
      funding with SCN
      appropriations
      (SCN)(FY94)
0031AFReliability,
      Maintainability and
      Quality Engineering (OPN)
0031AGReliability,
      Maintainability and
      Quality Engineering (WPN)
0031AHReliability,
      Maintainability and
      Quality Engineering (APN)
0031AJResearch and Development
      Reliability,
      Maintainability
0031AKResearch and Development
      Reliability,
      Maintainability and
      Quality Engineering
      (DBOF)
0031ALReliability,
      Maintainability and
      Quality Engineering
      (OTHER)
TOTAL                       $4,943,896  $345,452  $5,289,348  125,680


                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 3 of 35



ITEM    SUPPLIES/SERVICES     EST. COST        FIXED FEE   CPFF     MAN-HOURS
0032    Perform Research and  $2,187,644       $152,818  $2,340,462   54,976
        Development
        Reliability,
        Maintainability and
        Quality Engineering
0032AA  Reliability,
        Maintainability and
        Quality Engineering
        (O&MN)
0032AB  Reliability,
        Maintainability and
        Quality Engineering
        for Research and
        Development (RDT&E)
0032AC  U.S. Navy
        shipbuilding/
        overhaul programs
        authorized for
        funding with SCN
        appropriations (SCN)
0032AD  Reliability,
        Maintainability and
        Quality Engineering
        (OPN)
0032AE  Reliability,
        Maintainability and
        Quality Engineering
        (WPN)
0032AF  Reliability,
        Maintainability and
        Quality Engineering
        (APN)
0032AG  Reliability,
        Maintainability and
        Quality Engineering
        (FMS)
0032AH  Reliability,
        Maintainability and
        Quality Engineering
        (DBOF)
0032AJ  Reliability,
        Maintainability and
        Quality Engineering
        (OTHER)
TOTAL                          $2,187,644      $152,818  $2,340,462   54,976

OPTION II
0033    Perform Research and   $2,187,644      $152,818  $2,340,462   54,976
        Development
        Reliability,
        Maintainability and
        Quality Engineering
0033AA  Reliability,
        Maintainability and
        Quality Engineering
        (O&MN)
0033AB  Reliability,
        Maintainability and
        Quality Engineering
        for Research and
        Development (RDT&E)
0033AC  U.S. Navy
        shipbuilding/
        overhaul programs
        authorized for
        funding with SCN
        appropriations (SCN)
0033AD  Reliability,
        Maintainability and
        Quality Engineering
        (OPN)
0033AE  Reliability,
        Maintainability and
        Quality Engineering
        (WPN)
0033AF  Reliability,
        Maintainability and
        Quality Engineering
        (APN)
0033AG  Reliability,
        Maintainability and
        Quality Engineering
        (FMS)
0033AH  Reliability,
        Maintainability and
        Quality Engineering
        (DBOF)
0033AJ  Reliability,
        Maintainability and
        Quality Engineering
        (OTHER)
TOTAL                         $2,187,644     $152,818  $2,340,462   54,976

                                        N00024-90-C-5208
Modification No. P00152
                                        Page 4 of 35

*SEE NOTE B

See "PAYMENT OF FEE(S) (LEVEL OF EFFORT) (NAVSEA)" below.

The clause entitled "LIMITATION OF COST" (FAR 52.232-20) or "LIMITATION OF FUNDS" (FAR 52.232-22), as appropriate, shall apply separately and independently to each separately identified estimated cost.

PAYMENTS OF FEE(S) (LEVEL OF EFFORT) (NAVSEA) (MAY 1993)
(Applicable to Item(s) 0031, and Item(s) 0032 and 0033 if options are exercised)

(a) For purpose of this contract, "fee" means "target fee" in cost-plus-incentive-fee type contracts, "base fee" in cost-plus-award-fee type contracts, or "fixed fee" in cost-plus-fixed-fee type contracts for level of effort type contracts.

(b) The Government shall make payments to the Contractor, subject to an in accordance with the clause in this contract entitled "FIXED FEE" (FAR 52.216-8) or "INCENTIVE FEE", (FAR 52.216-10), as applicable. Such payments shall be equal to SEVEN percent ( 7 ) %) of the allowable cost of each invoice submitted by and payable to the Contractor pursuant to the clause of this contract entitled "ALLOWABLE COST AND PAYMENT" (FAR 52.216-
  7), subject to the withholding terms and conditions of the "FIXED FEE" or "INCENTIVE FEE" clause, as applicable (percentage of fee is based on fee dollars divided by estimated cost dollars, including facilities capital cost of money). Total fee(s) paid to the Contractor shall not exceed the fee amount(s) set forth in this contract.

(c) The fee(s) specified in SECTION B, and payment thereof, is subject to adjustment pursuant to paragraph (g) of the special contract requirement entitled "LEVEL OF EFFORT." If the fee(s) is reduced and the reduced fee(s) is less than the sum of all fee payments made to the Contractor under this contract, the Contractor shall repay the excess amount to the Government. If the final adjusted fee exceeds all fee payments made to the contractor under this contract, the Contractor shall be paid the additional amount, subject to the availability of funds. In no event shall the Government be required to pay the Contractor any amount in excess of the funds obligated under this contract at the time of the discontinuance of work.

(d) Fee(s) withheld pursuant to the terms and conditions of this contract shall not be paid until the contract has been modified to reduce the fee(s) in accordance with the "LEVEL OF EFFORT: special contract requirement, or until the Procuring Contracting Officer has advised the paying office in writing that no fee adjustment is required.

TRAVEL COSTS - ALTERNATE I (NAVSEA) (FEB 1994)
(Applicable to Item(s) 0031, and Item(s) 0032 and 0033 if options are exercised)

(a) Except as otherwise provided herein, the Contractor shall be reimbursed for its reasonable actual travel costs in accordance with FAR 31.205-46. The costs to be reimbursed shall be those costs accepted by the cognizant DCAA.

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 5 of 35

(b) Reimbursable travel costs include only that travel performed from the Contractor's facility to the worksite, in and around the worksite, and from the worksite to the Contractor's facility. Travel at U.S. Military Installations where Government transportation is available or travel performed for personal convenience, including daily travel to and from work, shall not be reimbursed hereunder. Travel costs incurred in the replacement of personnel shall not be reimbursed by the Government when such replacement is accomplished for the Contractor's or employee's convenience.
(c)  The Contractor shall not be reimbursed for:

     (i) relocation costs and travel costs incident to relocation as defined in FAR 31.205-35; and/or

     (ii)      daily local travel costs.

NAPS 5252.232-9001 SUBMISSION OF INVOICES (COST-REIMBURSEMENT, TIME-AND-MATERIALS, LABOR-HOUR, OR FIXED PRICE INCENTIVE) (JUL 1992)
(Applicable to Item(s) 0031, and Item(2) 0032 and 0033 if options are exercised)

(a) "Invoice" as used in this clause includes contractor requests for interim payments using public vouchers (SF 1034) but does not include contractor requests for progress payments under fixed price incentive contracts.

(b) The Contractor shall submit invoices and any necessary supporting documentation, in an original and 4 copies, to the contract auditor at the follow address: TBD unless delivery orders are applicable, in which case invoices will be segregated by individual order and submitted to the address specified in the order. In addition, an information copy shall be submitted to the Contracting Officer Representative (COR) identified in Section G. Following verification, the contractor auditor will forward the invoice to the designated payment office for payment in the amount determined to be owing, in accordance with the applicable payment (and fee) clause(s) of this contract.
(c) Invoices requesting interim payments shall be submitted no more than once every two weeks, unless another time period is specified in the Payments clause of this contract. For indefinite delivery type contracts, interim payment invoices shall be submitted no more than once every two weeks for each delivery order. There shall be a lapse of no more than 60 calendar days between performance and submission of an interim payment invoice.

(d) In addition to the information identified in the Prompt Payment clause herein, each invoice shall contain the following information, as applicable:

     (1)  Contract line item number (CLIN)
     (2)  Subline item number (SLIN)
(3)  Accounting Classification Reference Number (ACRN)

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 6 of 35


(4)  Payment terms
(5)  Procuring activity
(6)  Date supplies provided or services performed
(7)  Costs incurred and allowable under the contract
(8) Vessel (e.g., ship, submarine or other craft) or system which supply/service is provided

(e)  A DD Form 250, "Material Inspection and Receiving Report",
     [ ] is required with each invoice submittal
     [ ] is required only with final invoices
     [X] is not required

(f)  A Certificate of Performance
     [X] shall be provided with each invoice submittal
     [ ] is not required

(g) The Contractor's final invoice shall be identified as such, and shall list all other invoices (if any) previously tendered under this contract.

(h) Costs of performance shall be segregated, accumulated and invoiced to the appropriate ACRN categories to the extent possible. When such segregation of costs by ACRN is not possible for invoices submitted with CLINS/SLINS with more than one ACRN, an allocation ration shall be established in the same ration as the obligations cited in the accounting data so that costs are allocated on a proportional basis.

3. Under SECTION C - DESCRIPTION/SPECIFICATION/WORK STATEMENT, add the following:

Item(s) 0031 AND (if options are exercised, 0032 and 0033) - Perform quality assessment and measurement of technical engineering documentation and equipment, conduct reviews and audits during all phases of the acquisition process, perform system/cost effectiveness analysis; conduct trade off studies; perform reliability, maintainability and quality (RM&Q) assessment; and perform risk identification, ranking, and avoidance/reduction subject to written Technical Instructions (TIs) issued by the Contracting Officer's Representative (COR).


                    Item    Technical Man-hours
                    0031         125,680
                    0032          54,976
                    0033          54,976

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 7 of 35

ITEM(S) 0031, 0032 AND 0033 (if options are exercised) - ENGINEERING SERVICES (NAVSEA) (JUN 1992)

(a)  The Contractor shall furnish the services of qualified engineer(s) to:

     (1) Assist in planning, installation, testing, checkout, adjustment, operation, disassembly, and repair of; and

     (2) (APPLICABLE ONLY TO ITEM(S) 0031AB (RDT&E) (AND 0032AB AND 0033 AB, IF OPTIONS ARE EXERCISED) - Perform on-the-job instruction and training of Navy personnel (military and/or civilian).

     (3) (APPLICABLE ONLY TO ITEM(S) 0031AC (SCN) (AND 0032AC AND 0033AC, IF OPTIONS ARE EXERCISED) - Provide systems engineering, design integration and testing support for the following ship class combat systems: LHD (LHD 5, 6 and 7), DDG (DDG 61-82) and CVN (CVN 74, 75 and 76);

(b)  For purposes of this requirement, the following definitions apply:

     (1) "Domestic services" means services rendered within the United States (U.S.) and/or on Navy vessels in ports within the U.S. or at sea, provided the vessel does not enter port outside the U.S.

     (2)  "Foreign services" means services other than domestic.

     (3) "United States" means the United States, its possessions, Puerto Rico, and any other place subject to its jurisdiction, but does not include leased bases or trust territories.

     (4) "Man day" means the services of one engineer for one day of eight hours, Monday through Friday (excluding holidays).

     (5)  "Holidays" means all Federally recognized holidays.
(c) The engineering services shall be performed within the limits, if any, as to place(s) and period(s) specified therefore, as authorized by SEA-0251.

(d) When authorized under paragraph (c) above, each engineer shall perform engineering services in accordance with supplemental instructions provided by the Contract Administration Office (CAO) cognizant of vessel construction/conversion contract, a representative of the authorizing activity or a representative of the activity where the engineering services are performed, as applicable. However, each engineer shall at all times be in the employ and under the direction and control of the Contractor and shall not be considered an employee of the Government.

(e) Travel time necessary for performance of such services shall be included in computing the man days of service. When services are performed at sea and the engineer(s) is unable to leave the vessel when work is completed, the remaining time aboard the vessel shall be considered travel time for purposes of computing the man days of services. However, the Contractor shall be paid for no more than one man day of service per calendar day for each engineer while in travel status.

(f) Passports, visas, inoculations and other medical requirements necessary for performance of engineering services shall be at the sole responsibility and expense of the Contractor.

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 8 of 35

(g) Each time services are performed, the engineer(s) shall obtain a certification of performance from a responsible U.S. Government official aboard the vessel or at the activity where the services were performed, citing tasks satisfactorily performed and hours worked each day.

(h) The maximum liability of the Government for each engineering services item shall not exceed the amount set forth in the Schedule, or the amount obligated whichever is less. If, at any time, the Contractor has reason to believe that the amounts it expects to incur in the performance of each engineering services item in the next succeeding sixty (60) days, when added to all amounts previously incurred, will exceed seventy-five percent (75%) of the amount then set forth in the Schedule; or if, at any time, the Contractor has reason to believe that the man days and/or amount for the full performance of each engineering services items will be greater than or substantially less than that set forth in the Schedule, the contractor shall notify the Contracting Officer in writing, giving its revised estimate of the man days and/or amount for the performance of said item. The Contractor shall not exceed the obligated amount for each engineering services item, unless and until such amount has been increased in writing by the Contracting Officer.

(i) In the event the Government does not designate time(s) and place(s) sufficient for performance of the total quantity of engineering services set forth in the Schedule within the period(s) provided therefore, those services not furnished shall be deemed to be terminated for the convenience of the Government at no cost to the Government. Such termination shall be evidenced by a written document signed by the Contracting Officer and mailed or otherwise furnished to the Contractor.

ITEM(S) 0031, 0032 AND 00355 (if options are exercised) - SUPPORT FOR ENGINEERING SERVICES (NAVSEA) (JUN 1992)

(a) The Contractor shall be reimbursed for its reasonable actual subsistence and transportation costs incurred in the performance of the related engineering services item(s) in accordance with FAR 31.205-46. The costs to be reimbursed shall be those costs accepted by the cognizant DCAA.

(b) Overtime shall be performed as required by the using activity and to the extent AUTHORIZED by the applicable NAVSEA/DRPM/PEO code identified in Section C under Engineering Services.

(c) The maximum liability of the Government for each support item shall not exceed the estimated amount set forth in the Schedule. If, at any time, the Contractor has reason to believe that the costs it expects to incur in the performance of each support item in the next succeeding sixty (60) days, when added to all costs previously incurred, will exceed seventy-five percent (75%) of the amount then set forth in the Schedule; or if, at any time, the Contractor has reason to believe that the costs to the Government for the full performance of each support item will be greater than or substantially less than the amount set forth in the Schedule, the Contractor shall notify the Contracting Officer in writing, giving its revised estimate of such costs for the performance of said item. The Contracting Officer may, upon receipt of such notice or whenever the Contracting Officer considers it necessary, increase or further increase the total estimated amount for the performance of each support item. When and to the extent the estimated amount for a support item has been so increased, any amounts expended or

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 9 of 35

incurred by the Contractor for performance in excess of the estimated amount therefor prior to the increase, shall be paid or reimbursed to the same extent as if expended or incurred after the increase.

ORDERING OF SERVICES FOR FLEET SUPPORT (NAVSEA) (SEP 1990)

(a) Services to be furnished under this contract shall be requested by the Commander, Naval Sea Systems Command, SEA 03KF. Each request shall be made in writing on Contracts Services Authority (NAVSEA Form 4350). Any request by telephone or message shall be confirmed in writing on the above form. The Contractor shall proceed to provide the services as requested by SEA-0252.

(b) A copy of the SEA 03KF service request shall be provided to the Administrative Contracting Officer. The Administrative contracting Officer, upon receipt of the SEA-03KF service request shall prepare and issue a Delivery Order on DD Form 1155 to the Contractor confirming the service request. Service requests may be issued under this contract during the period(s) of performance specified in SECTION F.

(c) All Delivery Orders issued hereunder are subject to the terms and conditions of the contract. The contract shall control in the event of conflict with any delivery order.

(d) Services requested on Saturday, Sunday and Holidays by the Fleets are to be furnished under this contract as requested by NAVSEASYSCOM (SEA-0251) and/or by the Fleet Liaison Office at the Naval Sea Systems Support Centers, San Diego, California (Telephone No. A/C 714-225-3535/225-3233) and Norfolk, Virginia (Telephone No. A/C 804-393-3731/393-7278).

(e)  Tasking Controls -

     (a) Performance of the work hereunder shall be subject to the technical instructions of the COMNAVSEASYSCOM. The technical instructions shall be signed by the Contracting Officer's Representative (COR) shown in the Contract Administration Data, Section-G, herein, technical instructions are defined to include the following:

        (1) Directions to the contractor which redirect the contract effort, shift work emphasis between work areas or tasks, require pursuit of certain lines of inquiry, fill in details or otherwise serve to accomplish the contractual SOW.

        (2) Guidelines to the contractor which assist in the interpretation of drawings, specifications or technical portions of work description.

     (b) Technical Instructions must be within the scope of work stated in the contract. Technical instructions may not be used to: (I) assign additional work under the contract; (ii) increase or decrease the estimated contract cost; or (iii) change any of the terms, conditions or specification of the contract. When, in the opinion of the Contractor, any technical instruction calls for effort outside the scope of the contract or inconsistent with this special provision, the Contractor shall notify the COR, in writing, within ten (10) working days after receipt of any such

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 10 of 35


instruction. The Contractor shall not proceed with the work affected by the technical instruction under the Contractor is notified by the COR that the technical instruction is within the scope of this clause.

(f)  Preparation and Processing of Technical Instructions -

     (1) Technical Instructions will be recorded on NAVSEA Form 4280/6 and/or letter form with the required information. The conditions specified in a technical inst. Shall be effective and work is authorized to commence only upon the signature/approval and issuance of the technical instruc-tion by the COR, indicating that funds are available for the effort.

     (2) Technical Instructions will contain sufficient details to assist the contractor in accomplishing the contractual statement of work, including but not necessarily limited to, the following:

        (a) Specific line of inquiry to be pursued or specific work areas to be emphasized, clearly defining the relationship to the general scope of work stated in the contract;

        (b)  Specific products (or data) to be furnished by the Contractor:

        (c) Product (or data) delivery dates;

          (d) Government-furnished information or computer program to be provided the Contractor for his use in accomplishing the effort;

          (e) The Navy Task Engineer, who is the person(s) to whom the products will be delivered and who is directly responsible for reviewing the quality of the product.

          (f) The requirement for the Contractor to have available certain equipment of a specialized nature, such as test measurement or recording devices. Such equipment shall be identified in generic terms, indicating quantities required, and whether Government-furnished or authorized for lease or rental by the Contractor.

          (g) Estimated travel requirements, indicating purpose of travel, destinations, number of trips required, duration of each trip, number of persons per trip.

          (h) The requirement for the Contractor to participate in a NAVSEA-scheduled formal In-Progress Review (IPR), is applicable.

          (i)  Start date of the effort;

          (j)  End date of the effort;

          (k) Additional information of a historical or informative nature, such as previous related Technical Instructions, Ship Alteration (SHIPALT) numbers, etc.; and

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 11 of 35

     (l) A data delivery statement indicating points or locations for Government receipt of resulting data.

     (3) Technical Instructions will normally be initiated by the designated Navy Technical Point of Contact (Task Engineer). However, the Contractor may initiate and submit a recommended Technical Instruction to the Government for approval. However, whether Government or contractor-initiated, all Technical Instructions will be prepared to the level of detail noted in paragraph (2) above.

     (4) No Navy estimates for costs or work to be performed will be provided. In lieu thereof, the NAVSEA Form 4280/6's "NAVSEA Estimate" column will be annotated as follows: "NO NAVSEA ESTIMATES WILL BE PROVIDED. CONTRACTOR TO PROVIDE INITIAL ESTIMATES TO NAVSEA."

     (5) The initiated Technical Instruction will be forwarded to the Contractor for his estimate of costs and acceptance. Upon receipt of the Technical Instruction detailing the information outlines in paragraph (2), above, the Contractor shall (1) review the detailed effort requirements;
       (2) record in the appropriate columns his estimates of labor categories (engineering and support) and cost for labor (engineering and support, including overhead), travel and materials to complete the effort; and (3) if acceptable, date and indicate his acceptance by affixing an authorized signature (as defined in the contract) in the appropriate block. The Contractor shall also provide a separate detailed break-out of these costs similar to Attachment 1 - Contractor Estimated Funding Schedule, as a separate page of the Technical Instruction. This detailed breakdown shall show separate figures for different accounting cost centers, if applicable. The direct labor categories shall be those defined in the contract.

     (6) Where the Contractor does not concur with one or more of the details of a Technical Instruction, it may or may not elect to indicate its acceptance. In any event, the Contractor shall submit the original and two copies of the Technical Instruction to the COR and, if required, not any exceptions by means of his own format.

     (7) Upon receipt and approval of the Contractor's man-day/hour labor categories and cost estimates, the COR will authorize work to begin by issuing the Contractor the authenticated Technical Instruction, indica-ting that funds are available for the effort.

     (8) Compliance with the insufficient time or funds note, located at the bottom of NAVSEA Form 4280/6 and/or letter form with the required information, is mandatory.

     (9) Not later than 30 days after the completion of the effort described in the Technical Instruction, the Contractor shall complete the "Con-tractor's Actual" column (reporting the actual costs, exclusive of contract fee costs, to complete the effort), authenticate completion, date and submit the original to the COR and a copy to the cognizant Administrative Contracting Officer (ACO) listed in SECTION G- CONTRACT ADMINISTRATION DATA, herein.

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 12 of 35


     Technical Instruction Amendments. Amendments to technical instructions may be authorized and issued by the COR to further clarify task efforts, to require pursuit of additional line of inquiry, or to modify funding, delivery schedule, and other existing technical instruction requirements. The Contractor may initiate recommendations for amendment to existing technical instructions. The conditions specified in an amendment, whether Government or Contractor initiated, shall be effective only upon signature approval and issuance of the amendment by the COR. Amendments shall be recorded on the forms specified in paragraph b. above.

4.   Under SECTION D - PACKAGING AND MARKING, add the following:

All unclassified data shall be prepared for shipment in accordance with best commercial practice.

Classified reports, data, and documentation shall be prepared for shipment in accordance with National Industrial Security Program Operating Manual (NISPOM).

MARKING OF REPORTS (NAVSEA) (SEP 1990)

All reports delivered by the Contractor to the Government under this contract shall prominently show on the cover of the report:

     (1)  name and business address of the Contractor
     (2)  contract number
(3)  contract dollar amount
(4)  whether the contract was competitively or non-competitively awarded
(5)  sponsor:

               (Name of Individual Sponsor)

               (Name of Requiring Activity)

               (City and State)

5.   Under SECTION E - INSPECTION AND ACCEPTANCE, add the following:

Item(s) 0031, 0032 AND 0033 (IF OPTIONS ARE EXERCISED) - Inspection and acceptance shall be made by the Contracting Officer's Representative (COR) or a designated representative of the Government.

All data shall be inspected and accepted by the COR via DD Form 250. Item 15 of each DD Form 250 shall be annotated to show the CLIN and the applicable Technical Instruction number.
CLAUSES INCORPORATED BY REFERENCE

FAR SOURCE          TITLE AND DATE

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 13 of 35


52-246-3            INSPECTION OF SUPPLIES_COST
                    REIMBURSEMENT (APR 1984)

52.246-5            INSPECTION OF SERVICES_COST-
                    REIMBURSEMENT (APRIL 1984)

6.   SECTION F - DELIVERIES OR PERFORMANCE, add the following:

The Contractor shall perform the work as follows:

     (a)  under Items 0031AA, 0031AB, 0031AD, 0031AE, 0031AF, 0031AG, 0031AH,
       0031AJ, 0031AK, 0031AL described in SECTION C, at the level of effort specified in SECTION B from date of contract execution to 30 June 1996.

     (b) For Item 0031AC (LHD-4), the contractor shall perform the work as described in SECTION C, at the level of effort specified in SECTION B from date of contract execution to 31 May 1996.

     (c) If options are exercised, Items 0032 and 0033 shall be from the date of contract execution to 30 September 1996 and 31 December 1996, respectively.

All data to be furnished under this contract shall be delivered prepaid to the destination(s) and at the time(s) specified on the Contract Data Requirements List(s), DD Form 1423.

CLAUSES INCORPORATED BY REFERENCE

FAR SOURCE               TITLE AND DATE

52.242-15           STOP-WORK ORDER (AUG 1989) AND ALTERNATE I AND Alt I
                    (APR 1984)

52.247-65           F.O.B. ORIGIN, PREPAID FREIGHT_SMALL PACKAGE
                    SHIPMENTS (JAN 1991)

7.   Under SECTION G - CONTRACT ADMINISTRATION DATA, add the following:

(a) Enter below the Contractor's address for receipt of payment if such address is different from the address shown on the SF 26 or SF 33, as applicable.

(b) Enter below the address (street and number, city, county, state and zip code) of the Contractor's facility which will administer the contract is such address is different from the address shown on the SF 26 or SF 33, as applicable.
PURCHASING OFFICE REPRESENTATIVE:  COMMANDER
                              ATTN:  D. Lee Arbaiza, SEA 0251A
                              NAVAL SEA SYSTEMS COMMAND
                              2531 JEFFERSON DAVIS HWY
                              ARLINGTON, VA  22242-5160
                              Telephone No. 703/602-8105

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 14 of 35

                              Telephone No. 703/602-2590

The Contractor shall forward a copy of all invoices to the Contracting Officer's Representative.

8.   Under SECTION H - SPECIAL CONTRACT REQUIREMENTS, add the following:

As used throughout this contract, the following terms shall have the meanings set forth below:

(a)  DEPARTMENT - means the Department of the Navy.

(b) REFERENCES TO THE FEDERAL ACQUISITION REGULATION (FAR) - All references to the FAR in this contract shall be deemed to al reference the appropriate sections of the Defense FAR Supplement (DFARS), unless clearly indicated otherwise.

(c) REFERENCES TO ARMED SERVICES PROCUREMENT REGULATION OR DEFENSE ACQUISITION REGULATION - All references in this document to either the Armed Services Procurement Regulation (ASPR) or the Defense Acquisition Regulation (DAR) shall be deemed to be references to the appropriate sections of the FAR/DFARS.

(d) NATIONAL STOCK NUMBERS - Whenever the term Federal Item Identification Number and its acronym FIIN or the term Federal Stock Number and its acronym FSN appear in the contract, order or their cited specifications and standards, the terms and acronyms shall be interpreted as National Item Identification Number (NIIN) and the National Stock Number (NSN) respectively which shall be defined as follows:

     (1) National Item Identification Number (NIIN). The number assigned to each approved Item Identification under the Federal Cataloging Program. It consists of nine numeric characters, the first two of which are the National Codification Bureau (NCB) Code. The remaining positions consist of a seven digit non-significant number.

     (2) National Stock Number (NSN). The National Stock Number (NSN) for an item of supply consists of the applicable four position Federal Supply Class (FSC) plus the applicable nine position NIIN assigned to the item of supply.

NAVSEA 5252.232-9104  ALLOTMENT OF FUNDS (MAY 1993)

(a)  This contract is incrementally funded WITH RESPECT TO BOTH COST AND
  FEE. The amount(s) presently available and allotted to this contract for payment of fee for incrementally funded contract line item number/contract subline item number (CLIN/SLIN), subject to the clause entitled "FIXED FEE" (FAR 52.216-8) or "INCENTIVE FEE" (FAR 52.216-20), as appropriate, is specified below. The amount(s) presently available and allotted to this contract for payment of cost for incrementally funded CLINs/SLINs is set forth below. As provided in the clause of this contract entitled "LIMITATION OF FUNDS" (FAR 52.232-22), the CLINs/SLINs covered thereby, and the period of performance for which it is estimated the allotted amount(s) will cover are as follows:

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 15 of 35


entitled "FIXED FEE" (FAR 52.216-8) or "INCENTIVE FEE" (FAR 52.216-10), as appropriate, is specified below. The amount(s) presently available and allotted to this contract for payment of cost for incrementally funded CLINs/SLINs is set forth below. As provided in the clause of this contract entitled "LIMITATION OF FUNDS" (FAR 52.232-22), the CLINs/SLINs covered thereby, and the period of performance for which it is estimated the allotted amount(s) will cover are as follows:

                                                  PERIOD OF
  ITEM    ESTIMATED COST   FIXED FEE    CPFF     PERFORMANCE
  0031          $0           $0          $0

(b) The parties contemplate that the Government will allot additional amounts to this contract from time to time for the incrementally funded CLINs/SLINs by unilateral contract modification, and any such modification shall state separately the amount(s) allotted for cost, the amount(s) allotted for fee, the CLINs/SLINs covered thereby, and the period of performance which the amount(s) are expected to cover.

(c) CLINs/SLINs 0031AC, 0031AD, 0031AE are fully funded and performance under these CLINs/SLINs is subject to the clause of this contract entitled "LIMITATION OF COST" (FAR 52.232-20) or "LIMITATION OF COST (FACILITIES)" (FAR 52.232-21), as applicable.

(d) The Contractor shall segregate costs for the performance of incrementally funded CLINs/SLINs from the costs of performance of fully funded CLINs/SLINs.

NAVSEA 5252.227-9113 GOVERNMENT-INDUSTRY DATA EXCHANGE
PROGRAM (JUL 1995)

(a) The Contractor shall participate in the appropriate interchange of the Government-Industry Data Exchange Program (GIDEP) in accordance with NAVSEA S0300-BU-GYD-0010 dated November 1994. Data entered is retained by the program and provided to qualified participants. Compliance with this requirement shall not relieve the Contractor from complying with any other requirement of the contract.

(b) The Contractor agrees to insert paragraph (a) of this requirement in any subcontract hereunder exceeding $500,000.00. When so inserted, the word "Contractor" shall be changed to "Subcontractor".

NAVSEA 5252.216-9122  LEVEL OF EFFORT (JUL 1986)
(Applicable to Item(s) 0031, and Item(s) 0032 and 0033 if options are exercised)

(a) The Contractor agrees to provide the total level of effort specified in the next sentence in performance of the work described in Sections B and C of this contract. The total level of effort for the performance of this contract shall be 288,000 total man-hours of direct labor, including subcontractor direct labor for those subcontractors specifically identified in the Contractor's proposal as having hours included in the proposed level of effort.

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 16 of 35


effort. If no effort is indicated in the first sentence of this paragraph, uncompensated effort performed by the Contractor shall not be counted in fulfillment of the level of effort obligations under this contract.

(c) Effort performed in fulfilling the total level of effort obligations specified above shall only include effort performed in direct support of this contract and shall not include time and effort expended on such things as (local travel to and from an employee's usual work location), uncompensated effort while on travel status, truncated lunch periods, work (actual or inferred) at an employee's residence or other non-work locations, or other time and effort which does not have a specific and direct contribution to the tasks described in Section B and C.

(d) The level of effort for this contract shall be expended at an average rate of approximately 40 hours per week. It is understood and agreed that the rate of man-hours per month may fluctuate in pursuit of the technical objective, provided such fluctuation does not result in the use of the total man-hours of effort prior to the expiration of the term hereof, except as provided in the following paragraph.

(e) If, during the term hereof, the Contractor finds it necessary to accelerate the expenditure of direct labor to such an extent that the total man-hours of effort specified above would be used prior to the expiration of the term, the Contractor shall notify the Contracting Officer in writing setting forth the acceleration required, the probable benefits which would result, and an offer to undertake the acceleration at no increase in the estimated cost or fee together with an offer, setting forth a proposed level of effort, cost breakdown, and proposed fee, for continuation of the work until expiration of the term hereof. The offer shall provide that the work proposed will be subject to the terms and conditions of this contract and any additions or changes required by then current law, regulations, or directives, and that the offer, with a written notice of acceptance by the Contracting Officer, shall constitute a binding contract. The Contractor shall not accelerate any effort until receipt of such written approval by the Contracting Officer. Any agreement to accelerate will be formalized by contract modification.

(f) The Contracting Officer may, by written order, direct the Contractor to accelerate the expenditure of direct labor such that the total man-hours of effort specified in paragraph (a) above would be used prior to the expiration of the term. This order shall specify the acceleration required and the resulting revised term. The Contractor shall acknowledge this order within five days of receipt.

(g) If the total level of effort specified in paragraph (a) above is not provided by the Contractor during the period of this contract, the Contracting Officer, at its sole discretion, shall either (i) reduce the fee of this contract as follows:

          Fee Reduction = Fee (Required LOE - Expended LOE)
                         Required LOE

or (ii) subject to the provisions of the clause of this contract entitled `LIMITATION OF COST' (FAR 52.232-20) or "LIMITATION OF COST (FACILITIES)" (FAR 52.232-21), as applicable

                                        N00024-90-C-5208
                                        Modification No. P00152
                                        Page 17 of 35

require the Contractor to continue to perform the work until the total number of man-hours of direct labor specified in paragraph (a) above shall have been expended, at no increase in the fee of this contract.

(h) The Contractor shall provide and maintain an accounting system, acceptable to the Administrative Contracting Officer and the Defense Contract Audit Agency (DCAA), which collects costs incurred and effort (compensated and uncompensated, if any) provided in fulfillment of the level of effort obligations of this contract. The Contractor shall indicate on each invoice the total level of effort claimed during the period covered by the invoice, separately identifying compensated effort and uncompensated effort, if any.

(i) Within 45 days after completion of the work under each separately identified period of performance hereunder, the Contractor shall submit the following information in writing to the Contracting Officer with copies to the cognizant Contract Administration Office and to the DCAA office to which vouchers are submitted: (1) the total number of man-hours of direct labor expended during the applicable period; (2) a breakdown of this total showing the number of man-hours expended in each direct labor classification and associated direct and indirect costs; (3) a breakdown of other costs incurred; and (4) the Contractor's estimate of the total allowable cost incurred under the contract for the period. Within 45 days after completion of the work under the contract, the Contractor shall submit, in addition, in the case of a cost underrun- (5) the amount by which the estimated cost of this contract may be reduced to recover excess funds and, in the case of an underrun in hours specified as the total level of effort; and (6) a calculation of the appropriate fee reduction in accordance with this clause. All submissions shall include subcontractor information.

(j) Notwithstanding any of the provisions in the above paragraphs, the Contractor may furnish man-hours up to five percent in excess of the total man-hours specified in paragraph (a) above, provided that the additional effort is furnished within the term hereof, and provided further that no increase in the estimated cost or fee is required

NAVSEA 5252.237-9106 SUBSTITUTION OF PERSONNEL (SEP 1990)

(a) The Contractor agrees that a partial basis for award of this contract is the list of key personnel proposed. Accordingly, the Contractor agrees to assign to this contract those key persons whose resumes were submitted with the proposal necessary to fulfill the requirements of the contract.
No substitution shall be made without prior notification to and concurrence of the Contracting Officer in accordance with this requirement.

(b) All proposed substitutes shall have qualifications equal to or higher than the qualifications of the person to be replaced. The Contracting Officer shall be notified in writing of any proposed substitution at least forty-five (45) days, or ninety (90) days if a security clearance is to be obtained, in advance of the proposed substitution. Such notification shall include: (1) an explanation of the circumstances necessitating the substitution; (2) a complete resume of the proposed substitute- and (3) any other information requested by the Contracting Officer to enable

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 18 of 35


him/her to judge whether or not the Contractor is maintaining the same high quality of personnel that provided the partial basis for award.

NAVSEA 5252.242-9115 TECHNICAL INSTRUCTIONS (MAY 1993)

(a) Performance of the work hereunder shall be subject to written technical instructions signed by the Contracting Officer's Representative specified in Section G of this contract. As used herein, technical instructions are defined to include the following:

   (1) Directions to the Contractor which suggest pursuit of certain lines of inquiry, shift work emphasis, fill in details or otherwise serve to accomplish the contractual statement of work.

   (2) Guidelines to the Contractor which assist in the interpretation of drawings, specifications or technical portions of work description.

(b) Technical instructions must be within the general scope of work stated in the contract. Technical instructions may not be used to: (1) assign additional work under the contract; (2) direct a change as defined in the "CHANGES" clause of this contract; (3) increase or decrease the contract price or estimated contract amount (including fee), as applicable, the level of effort, or the time required for contract performance; or (4) change any of the terms, conditions or specifications of the contract.

(c) If, in the opinion of the Contractor, any technical instruction calls for effort outside the scope of the contract or is inconsistent with this requirement, the Contractor shall notify the Contracting Officer in writing within ten (10) working days after the receipt of any such instruction.
The Contractor shall not proceed with the work affected by the technical instruction unless and until the Contractor is notified by the Contracting Officer that the technical instruction is within the scope of this contract.

(d) Nothing in the foregoing paragraph shall be construed to excuse the Contractor from performing that portion of the contractual work statement which is not affected by the disputed technical instruction.

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 19 of 35

SECTION I - CONTRACT CLAUSES

SECTION I-I - CLAUSES INCORPORATED BY REFERENCE

I. FEDERAL ACQUISITION REGULATION (48 CFR CHAPTER 1) CLAUSES:



FAR SOURCE                TITLE AND DATE
52.202-1          DEFINITIONS (OCT 1995)

52.203-3       GRATUITIES (APR 1984)

52.203-5       COVENANT AGAINST CONTINGENT FEES (APR 1984)

52.203-6       RESTRICTIONS ON SUBCONTRACTOR SALES TO THE GOVERNMENT (JUL
               1995), ALTERNATE I (OCT 1995)

52.203-7       ANTI-KICKBACK PROCEDURES (JUL 1995)

52.203-10      PRICE OR FEE ADJUSTMENT FOR ILLEGAL OR IMPROPER ACTIVITY
               (SEP 1990)

52.203-12      LIMITATION ON PAYMENTS TO INFLUENCE CERTAIN FEDERAL
               TRANSACTIONS (JAN 1990) (Applies if this contract exceeds
               $100,000.)

52.203-13      PROCUREMENT INTEGRITY--SERVICE CONTRACTING (SEP 1990)

52.204-2       SECURITY REQUIREMENTS (APR 1984)

52.204-4       PRINTING/COPYING DOUBLE-SIDED ON RECYCLED PAPER (MAY 1995)

52.208-1       REQUIRED SOURCES FOR JEWEL BEARINGS AND RELATED ITEMS (APR
               1984)

52.209-6 PROTECTING THE GOVERNMENT'S INTEREST WHEN SUBCONTRACTING WITH CONTRACTORS DEBARRED, SUSPENDED, OR PROPOSED FOR DEBARMENT (AUG 1995)

52.211-5       NEW MATERIAL (MAY 1995)

52.211-7 OTHER THAN NEW MATERIAL, RESIDUAL INVENTORY, AND FORMER GOVERNMENT SURPLUS PROPERTY (MAY 1995)

52.211-15      DEFENSE PRIORITY AND ALLOCATION REQUIREMENTS (SEP 1990)

52.215-2       AUDIT--NEGOTIATION (OCT 1995)

52.215-22      PRICE REDUCTION FOR DEFECTIVE COST OR PRICING DATA (OCT
               1995)

Cost-Reimbursement Supply - 04 MAR 96
Updated through FAC 90-36 and DAC 91-9

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 20 of 35

FAR SOURCE          TITLE AND DATE
52.215-23      PRICE REDUCTION FOR DEFECTIVE COST OR PRICING DATA_
               MODIFICATIONS (OCT 1995)

52.215-24      SUBCONTRACTOR COST OR PRICING DATA (OCT 1995)

52.215-25      SUBCONTRACTOR COST OR PRICING DATA--MODIFICATIONS (OCT 1995)

52.215-27      TERMINATION OF DEFINED BENEFIT PENSION PLANS (SEP 1989)

52.215-33      ORDER OF PRECEDENCE (JAN 1986)

52.215-39      REVERSION OR ADJUSTMENT OF PLANS FOR POST-RETIREMENT
               BENEFITS OTHER THAN PENSIONS (PRB) (FEB 1995)

52.215-40      NOTIFICATION OF OWNERSHIP CHANGES (FEB 1995)

52.216-7       ALLOWABLE COST AND PAYMENT (JUL 1991)

52.216-8       FIXED FEE (APR 1984)

52.219-8 UTILIZATION OF SMALL BUSINESS CONCERNS, SMALL DISADVANTAGED AND WOMEN-OWNED SMALL BUSINESS CONCERNS (OCT 1995)

52.219-9 SMALL BUSINESS, SMALL DISADVANTAGED AND WOMEN-OWNED SMALL BUSINESS SUBCONTRACTING PLAN (OCT 1995)

52.219-16      LIQUIDATED DAMAGES--SMALL BUSINESS SUBCONTRACTING PLAN (OCT
               1995)

52.222-1       NOTICE TO THE GOVERNMENT OF LABOR DISPUTES (APR 1984)

52.222-3       CONVICT LABOR (APR 1984)

52.222-4 CONTRACT WORK HOURS AND SAFETY STANDARDS ACT_OVERTIME COMPENSATION (JUL 1995)

52.222-20      WALSH-HEALEY PUBLIC CONTRACTS ACT (APR 1984)

52.222-26      EQUAL OPPORTUNITY (APR 1984)

52.222-28      EQUAL OPPORTUNITY PREAWARD CLEARANCE OF SUBCONTRACTS (APR
               1984) (Applies if this contract is $1,000,000 or more.) (As used in the foregoing clause, the term "Contracting Officer" shall be deemed to mean the "Administrative Contracting
               Officer (ACO)".)

52.222-35      AFFIRMATIVE ACTION FOR SPECIAL DISABLED AND VIETNAM ERA
               VETERANS (APR 1984)

52.222-36      AFFIRMATIVE ACTION FOR HANDICAPPED WORKERS (APR 1984)

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 21 of 35

FAR SOURCE          TITLE AND DATE
52.222-37      EMPLOYMENT REPORTS ON SPECIAL DISABLED VETERANS AND
               VETERANS OF THE VIETNAM ERA (JAN 1988)

52.223-2       CLEAN AIR AND WATER (APR 1984)

52.223-6       DRUG-FREE WORKPLACE (JUL 1990)

52.223-11      OZONE-DEPLETING SUBSTANCES (MAY 1995)

52.223-12      REFRIGERATION EQUIPMENT AND AIR CONDITIONERS (MAY 1995)

52.223-13      CERTIFICATION OF TOXIC CHEMICAL RELEASE REPORTING (OCT 1995)

52.223-14      TOXIC CHEMICAL RELEASE REPORTING (OCT 1995)

52.225-10      DUTY-FREE ENTRY (APR 1984) (Applies if this contract exceeds
               $100,000.)

52.225-11      RESTRICTIONS ON CERTAIN FOREIGN PURCHASES (MAY 1992)

52.225-14      INCONSISTENCY BETWEEN ENGLISH VERSION AND TRANSLATION OF
               CONTRACT (AUG 1989)

52.225-17      BUY AMERICAN ACT--SUPPLIES UNDER EUROPEAN COMMUNITY
               AGREEMENT (MAY 1995)
               (Applies if this contract equals or exceeds $182,000.)

52.226-1 UTILIZATION OF INDIAN ORGANIZATIONS AND INDIAN-OWNED ECONOMIC ENTERPRISES (AUG 1991)

52.227-1       AUTHORIZATION AND CONSENT (JUL 1995) AND
and Alt I      ALTERNATE I (APR 1984)

52.227-2 NOTICE AND ASSISTANCE REGARDING PATENT AND COPYRIGHT INFRINGEMENT (APR 1984)

52.227-10      FILING OF PATENT APPLICATIONS--CLASSIFIED SUBJECT MATTER
               (APR 1984)

52.227-12      PATENT RIGHTS--RETENTION BY THE CONTRACTOR (LONG FORM) (JUN
               1989)

52.228-7       INSURANCE--LIABILITY TO THIRD PERSONS (APR 1984)

52.230-2       COST ACCOUNTING STANDARDS (AUG 1992)

52.230-3       DISCLOSURE AND CONSISTENCY OF COST ACCOUNTING PRACTICES (NOV
               1993)

52.230-5       ADMINISTRATION OF COST ACCOUNTING STANDARDS (FEB 1995)

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 22 of 35

FAR SOURCE               TITLE AND DATE
52.231-1 INDUSTRIAL RESOURCES DEVELOPED UNDER DEFENSE PRODUCTION ACT TITLE III (FEB 1995)

52.232-9       LIMITATION ON WITHHOLDING OF PATENTS (APR 1984)

52.232-17      INTEREST (JAN 1991)

52.232-20      LIMITATION OF COST (APR 1984) (Applies if this contract
               contains fully funded line items.)

52.232-22      LIMITATION OF FUNDS (APR 1984) (Applies if this contract
               contains incrementally funded line items.)

52.232-23      ASSIGNMENT OF CLAIMS (JAN 1986)

52.232-25      PROMPT PAYMENT (MAR 1994)

52.232-28      ELECTRONIC FUNDS TRANSFER PAYMENT METHODS (APR 1989)

52.233-1       DISPUTES (OCT 1995) AND ALTERNATE I (DEC 1991)
and Alt I

52.233-3       PROTEST AFTER AWARD (OCT 1995) AND ALTERNATE I (JUN 1985)
and Alt I

52.237-3            CONTINUITY OF SERVICES (JAN 1991)

52.237-8            RESTRICTION ON SEVERANCE PATENTS TO FOREIGN NATIONALS
                    (OCT 1995)

52.242-1            NOTICE OF INTENT TO DISALLOW COSTS (APR 1984)

52.242-3            PENALTIES FOR UNALLOWABLE COSTS (OCT 1995)

52.242-4            CERTIFICATION OF INDIRECT COSTS (OCT 1995)

52.242-10           F.O.B. ORIGIN--GOVERNMENT BILLS OF LADING OR PREPAID
                    POSTAGE (APR 1984)

52.242-11           F.O.B. ORIGIN_GOVERNMENT BILLS OF LADING OR PREPAID MAIL
                    (FEB 1993)

52.242-12           REPORT OF SHIPMENT (REPSHIP) (JUL 1995)

52.242-13           BANKRUPTCY (JUL 1995)


52.243-2            CHANGES_COST-REIMBURSEMENT (AUG 1987) AND
and Alt 11          ALTERNATE II (APR 1984)

52.243-6            CHANGE ORDER ACCOUNTING (APR 1984)

FAR SOURCE          TITLE AND DATE

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 23 of 35

52.244-2       SUBCONTRACTS (COST-REIMBURSEMENT AND LETTER CONTRACTS (FEB
               1995) AND ALTERNATE I (JUL 1995)

52.244-5       COMPETITION IN SUBCONTRACTING (APR 1984)

52.244-6       SUBCONTRACTING FOR COMMERCIAL ITEMS AND COMPONENTS (OCT
               1995)

52.245-5 GOVERNMENT PROPERTY (COST-REIMBURSEMENT, TIME-AND-MATERIAL, OR LABOR-HOUR CONTRACTS) (JAN 1986)

52.246-23      LIMITATION OF LIABILITY (APR 1984)

52.246-24      LIMITATION OF LIABILITY--HIGH VALUE ITEMS (APR 1984)

52.246-25      LIMITATION OF LIABILITY--SERVICES (APR 1984)

52.247-1       COMMERCIAL BILL OF LADING NOTATIONS (APR 1984)

52.248-1 VALUE ENGINEERING (MAR 1989) (Applies if this contract equals or exceeds $100.000.)

52.249-6       TERMINATION (COST-REIMBURSEMENT) (MAY 1986)

52.249-14      EXCUSABLE DELAYS (APR 1984)
52.251-1       GOVERNMENT SUPPLY SOURCES (APR 1984)

52.253-1       COMPUTER GENERATED FORMS (JAN 1991)

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 24 of 35

II. DEFENSE FAR SUPPLEMENT (48 CFR CHAPTER 2) CLAUSES:

DFARS SOURCE             TITLE AND DATE
252.201-7000   CONTRACTING OFFICER'S REPRESENTATIVE (DEC 1991)
               (Applies if this contract requires a Contracting
               Officer's Representative (COR).)

252.203-7000  STATUTORY PROHIBITIONS ON COMPENSATION TO FORMER DEPARTMENT OF
              DEFENSE EMPLOYEES (NOV 1995) (Applies if this contract exceeds $100,000.)

252.203-7001  SPECIAL PROHIBITION ON EMPLOYMENT (NOV 1995)

252.203-7002  DISPLAY OF DOD HOTLINE POSTER (DEC 1991)
              (Applies if this contract exceeds $5,000,000.)

252.204-7000  DISCLOSURE OF INFORMATION (DEC 1991)

252.204-7003  CONTROL OF GOVERNMENT PERSONNEL WORK PRODUCT (APR 1992)

252.205-7000  PROVISION OF INFORMATION TO COOPERATIVE AGREEMENT HOLDERS
              (DEC 1991) (Applies if this contract exceeds $500,000.)

252.209-7000  ACQUISITION FROM SUBCONTRACTORS SUBJECT TO ON-SITE INSPECTION
              UNDER THE INTERMEDIATE-RANGE NUCLEAR FORCES (INF) TREATY
              (NOV 1995)

252.209-7004  REPORTING OF COMMERCIAL TRANSACTIONS WITH THE GOVERNMENT OF A
              TERRORIST COUNTRY (SEP 1994)

252.211-7000  ACQUISITION STREAMLINING (DEC 1991)

252.215-7000  PRICING ADJUSTMENTS (DEC 1991)

252.215-7001  AVAILABILITY OF CONTRACTOR RECORDS (DEC 1991)

252.215-7002  COST ESTIMATING SYSTEM REQUIREMENTS (DEC 1991)

252.219-7003  SMALL BUSINESS AND SMALL DISADVANTAGED BUSINESS
              SUBCONTRACTING PLAN (DoD CONTRACTS) (NOV 1995)

252.222-7001  RIGHT OF FIRST REFUSAL OF EMPLOYMENT--CLOSURE OF MILITARY
              INSTALLATIONS (APR 1993)

252.223-7004  DRUG-FREE WORK FORCE (SEP 1988)

252.225-7001  BUY AMERICAN ACT AND BALANCE OF PAYMENTS PROGRAM (JAN 1994)

252.225-7002   QUALIFYING COUNTRY SOURCES AS SUBCONTRACTORS (DEC 1991)

252.225-7009   DUTY-FREE ENTRY--QUALIFYING COUNTRY END PRODUCTS AND SUPPLIES
               (DEC 1991)

252.225-7010   DUTY-FREE ENTRY-ADDITIONAL PROVISIONS (DEC 1991)

DFARS SOURCE        TITLE AND DATE

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 25 of 35


252.225-7012   PREFERENCE FOR CERTAIN DOMESTIC COMMODITIES (NOV 1995)

252.225-7014   PREFERENCE FOR DOMESTIC SPECIALTY METALS (NOV
and Alt I      1995) AND ALTERNATE I (DEC 1991)

252.225-7015   PREFERENCE FOR DOMESTIC HAND OR MEASURING TOOLS (DEC 1991)

252.225-7016   RESTRICTION ON ACQUISITION OF ANTIFRICTION BEARINGS (NOV 1995)

252.225-7017   PREFERENCE FOR UNITED STATES AND CANADIAN VALVES AND MACHINE
               TOOLS (APR 1995)

252.225-7022   RESTRICTION ON ACQUISITION OF POLYACRYL-ONITRILE (PAN) BASED
               CARBON FIBER (DEC 1991)

252.225-7025   FOREIGN SOURCE RESTRICTIONS (APR 1993)

252.225-7026   REPORTING OF CONTRACT PERFORMANCE OUTSIDE THE UNITED STATES
               (NOV 1995) (Applies if this contract exceeds $500,000 or is modified to exceed $500,000.)

252.225-7028   EXCLUSIONARY POLICIES AND PRACTICES OF FOREIGN GOVERNMENTS
               (DEC 1991)

252.225-7031   SECONDARY ARAB BOYCOTT OF ISRAEL (JUN 1992)

252.225-7034   RESTRICTION ON ACQUISITION OF COAL PETROLEUM PITCH CARBON
               FIBER (MAY 1994)

252.227-7013   RIGHTS IN TECHNICAL DATA AND COMPUTER SOFTWARE (NOV 1995)

252.227-7014   RIGHTS IN NONCOMMERCIAL COMPUTER SOFTWARE AND NONCOMMERCIAL
               COMPUTER SOFTWARE DOCUMENTATION (JUN 1995)

252.227-7016   RIGHTS IN BID OR PROPOSAL INFORMATION (JUN 1995)

252.227-7017   IDENTIFICATION AND ASSERTION OF USE, RELEASE OR DISCLOSURE
               RESTRICTIONS (JUN 1995)

252.227-7019   VALIDATION OF ASSERTED RESTRICTIONS--COMPUTER SOFTWARE 1995)

252.227-7025   LIMITATIONS ON USE OR DISCLOSURE OF GOVERNMENT FURNISHED
               INFORMATION MARKED WITH RESTRICTIVE LEGENDS (JUN 1995)

252.227-7027   DEFERRED ORDERING OF TECHNICAL DATA AND COMPUTER SOFTWARE
               (OCT 1988)

252.227-7030   TECHNICAL DATA--WITHHOLDING OF PAYMENT (OCT 1988)

252.227-7031   DATA REQUIREMENTS (OCT 1988)

DFARS SOURCE   TITLE AND DATE

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 26 of 35


252.227-7037   VALIDATION OF RESTRICTIVE MARKINGS ON TECHNICAL DATA (NOV
               1995)

252.231-7000   SUPPLEMENTAL COST PRINCIPLES (DEC 1991)

252.232-7006   REDUCTION OR SUSPENSION OF CONTRACT PAYMENTS UPON FINDING OF
               FRAUD (AUG 1992)

252.233-7000   CERTIFICATION OF CLAIMS AND REQUESTS FOR ADJUSTMENT OR
               RELIEF (MAY 1994)

252.242-7000   POSTAWARD CONFERENCE (DEC 1991)

252.242-7003   APPLICATION FOR U.S. GOVERNMENT SHIPPING
               DOCUMENTATION/INSTRUCTIONS (DEC 1991)

252.242-7004   MATERIAL MANAGEMENT AND ACCOUNTING SYSTEM (DEC 1991)
               (Applies if this contract exceeds $25,000, unless it is set aside exclusively for a small business or small disadvantaged business concern.)

252.245-7001   REPORTS OF GOVERNMENT PROPERTY (MAY 1994)

252.246-7000   MATERIAL INSPECTION AND RECEIVING REPORT (DEC 1991)

252.249-7001   NOTIFICATION OF SUBSTANTIAL IMPACT ON EMPLOYMENT (DEC  1991)
               (Applies if this contract equals or exceeds $5 million.)

252.249-7002   NOTIFICATION  OF PROPOSED PROGRAM TERMINATION  OR  REDUCTION
               (MAY 1995)

252.251-7000   ORDERING FROM GOVERNMENT SUPPLY SOURCES (MAY 1995)

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 27 of 35

9. Under SECTION 1-2 - CLAUSES INCORPORATED IN FULL TEXT, add the following:

FAR 52.203-9 REQUIREMENT FOR CERTIFICATE OF PROCUREMENT INTEGRITY-- MODIFICATION (SEP 1995)

(a) Definitions. The definitions set forth in FAR 3.104-4 are hereby incorporated in this clause.

(b) The Contractor agrees that it will execute the certification set forth in paragraph (c) of this clause when requested by the Contracting Officer in connection with the execution of any modification of this contract.

(c) Certification. As required in paragraph (b) of this clause, the officer or employee responsible for the modification proposal shall execute the following certification. The certification in paragraph (c)(2) of this clause is not required for a modification which procures commercial items.

CERTIFICATE OF PROCUREMENT INTEGRITY--MODIFICATION (NOV 1990)

    (1) 1,                   (Name of certifier), am the officer or
    employee responsible for the preparation of this modification proposal and hereby certify that, to the best of my knowledge and belief with the exception of any information described in this certification, I have no information concerning a violation or possible violation of subsection 27(a), (b), (d), or (f) of the Office of Federal Procurement Policy Act, as amended* (41 U.S.C. 423), (hereinafter referred to as "the Act"), as implemented in the FAR, occurring during the conduct of this procurement (Contract and modification number).

     (2) As required by subsection 27(e)(1)(B) of the Act, I further certify that to the best of my knowledge and belief, each officer, employee, agent, representative, and consultant of (Name of Offeror) who has participated personally and substantially in the preparation or submission of this proposal has certified that he or she is familiar with, and will comply with, the requirements of subsection 27(a) of the Act, as implemented in the FAR, and will report immediately to me any information concerning a violation or possible violation of subsections 27(a), (b), (d), or
        (f) of the Act, as implemented in the FAR, pertaining to this procurement.

   (3) Violations or possible violations: (Continue on plain bond paper if necessary and label Certificate of Procurement Integrity--Modification (Continuation Sheet), ENTER "NONE" IF NONE EXISTS)

(Signature of the officer or employee responsible for the modification proposal and date)

(Typed name of the officer or employee responsible for the modification proposal)

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 28 of 35

*Subsections 27(a), (b), and (d) are effective on December 1, 1990. Subsection 27(f) is effective on June 1, 1991.

THIS CERTIFICATION CONCERNS A MATTER WITHIN THE JURISDICTION OF AN AGENCY OF THE UNITED STATES AND THE MAKING OF A FALSE, FICTITIOUS, OR FRAUDULENT CERTIFICATION MAY RENDER THE MAKER SUBJECT TO PROSECUTION UNDER TITLE 18, UNITED STATES CODE, SECTION 1001.

                          (End of certification)

(d) In making the certification in paragraph (2) of the certificate, the officer or employee of the competing Contractor responsible for the offer or bid, may rely upon a one-time certification from each individual required to submit a certification to the competing Contractor, supplemented by periodic training. These certifications shall be obtained at the earliest possible date after an individual required to certify begins employment or association with the contractor. If a Contractor decides to rely on a certification executed prior to the suspension of section 27 (i.e., prior to December 1, 1989), the Contractor shall ensure that an individual who has so certified is notified that section 27 has been reinstated. These certifications shall be maintained by the Contractor for a period of 6 years from the date a certifying employee's employment with the company ends or, for an agency, representative, or consultant, 6 years from the date such individual ceases to act on behalf of the contractor.

(e) The certification required by paragraph (c) of this clause is a material representation of fact upon which reliance will be placed in executing this modification.

FAR 52.217-9 OPTION TO EXTEND THE TERM OF THE CONTRACT (MAR 1989)
(NAVSEA VARIATION) (FEB 1994)

(a) The Government may extend the term of the contract by written notice(s) to the Contractor within the period(s) specified below. If more than one option exists, each option is independent of any other option, and the Government has the right to unilaterally exercise any such option whether or not it has exercised other options.


ITEM(S)             LATEST OPTION EXERCISE DATE
0032                1 July 1996
0033                1 October 1996

(b) If the Government exercises this option, the extended contract shall be considered to include this option clause.
(c) The total duration of this contract, including the exercise of any option(s) under this clause, shall not exceed five (5) years, however, in accordance with paragraph (g) of the requirement of this contract entitled "LEVEL OF EFFORT" (NAVSEA 5252.216-9122), if the total manhours delineated in paragraph (a) of the LEVEL OF EFFORT requirement, have not been expended within the period specified above, the Government may require the Contractor to continue to

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 29 of 35

perform the work until the total number of manhours specified in paragraph
(a) of the aforementioned requirement have been expended.

FAR 52.222-2 PAYMENT FOR OVERTIME PREMIUMS (JUL 1990)

(a) The use of overtime is authorized under this contract if the overtime premium cost does not exceed zero dollars or the overtime premium is paid for work--

   (1) Necessary to cope with emergencies such as those resulting from accidents, natural disasters, breakdowns of production equipment, or occasional production bottlenecks of a sporadic nature;

   (2) By indirect-labor employees such as those performing duties in connection with administration, protection, transportation, maintenance, standby plant protection, operation of utilities, or accounting;

   (3) To perform tests, industrial processes, laboratory procedures, loading or unloading of transportation conveyances, and operations in flight or afloat that are continuous in nature and cannot reasonably be interrupted or completed otherwise- or

    (4) That will result in lower overall costs to the Government.

(b) Any request for estimated overtime premiums that exceeds the amount specified above shall include all estimated overtime for contract completion and shall--

   (1) Identify the work unit; e.g., department or section in which the requested overtime will be used, together with present workload, staffing, and other data of the affected unit sufficient to permit the Contracting Officer to evaluate the necessity for the overtime;

   (2) Demonstrate the effect that denial of the request will have on the contract delivery or performance schedule;

   (3) Identify the extent to which approval of overtime would affect the performance or payments in connection with other Government contracts, together with identification of each effected contract- and

   (4) Provide reasons why the required work cannot be performed by using multishift operations or by employing additional personnel.

FAR 52.244-2 SUBCONTRACTS (COST-REIMBURSEMENT AND LETTER CONTRACTS) (FEB
1995)

(a) "Subcontract," as used in this clause, includes but is not limited to purchase orders, and changes and modifications to purchase orders. The Contractor shall notify the Contracting Officer reasonably in advance of entering into any subcontract if--

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 30 of 35

   (1) The proposed subcontract is of the cost-reimbursement, time-and-materials, or labor-hour type;

   (2) The proposed subcontract is fixed-price and exceeds either $25,000 or 5 percent of the total estimated cost of this contract;

   (3) The proposed subcontract has experimental, developmental, or research work as one of its purposes;

   (4) This contract is not a facilities contract and the proposed subcontract provides for the fabrication, purchase, rental, installation, or other acquisition of special test equipment valued in excess of $10,000 or of any items of facilities.

(b)(1) In the case of a proposed subcontract that (i) is of the cost-reimbursement, time-and-materials, or labor-hour type and is estimated to exceed $10,000, including any fee, (ii) is proposed to exceed $100,000, or
(iii) is one of a number of subcontracts with a single subcontractor, under this contract, for the same or related supplies or services that, in the aggregate, are expected to exceed $100,000, the advance notification required by paragraph (a) above shall include the information specified in subparagraph (2) below.

    (2)   (i) A description of the supplies or service to be subcontracted;

         (ii) Identification of the type of subcontract to be used;

         (iii) Identification of the proposed subcontractor and an explanation of why and how the proposed subcontractor was selected, including the competition obtained;

         (iv) The proposed subcontract price and the Contractor's cost or price analysis;

(v) The subcontractor's current, complete, and accurate cost or pricing data and Certificate of Current Cost or Pricing Data, if required by other contract provisions-,
(vi) The subcontractor's Disclosure Statement or Certificate relating to Cost Accounting Standards when such data are required by other provisions of this contract- and
(vii)     A negotiation memorandum reflecting--

   (A) The principal elements of the subcontract price negotiations;

   (B) The most significant considerations controlling establishment of initial or revised prices;
   (C)  The reason cost or pricing data were or were not required;

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 31 of 35

     (D) The extent, if any, to which the Contractor did not rely on the subcontractor's cost or pricing data in determining the price objective and in negotiating the final price;

      (E) The extent, if any, to which it was recognized in the negotiation that the subcontractor's cost or pricing data were not accurate, complete, or current, the action taken by the Contractor and subcontractor; and the effect of any such defective data on the total price negotiated,

      (F) The reasons for any significant difference between the Contractor's price objective and the price negotiated; and

       (G) A complete explanation of the incentive fee or profit plan when incentives are used. The explanation shall identify each critical performance element, management decisions used to quantify each incentive element, reasons for the incentives, and summary of all trade-off possibilities considered.

(c) The Contractor shall obtain the Contracting Officer's written consent before placing any subcontract for which advance notification is required under paragraph (a) above. However, the Contracting Officer may ratify in writing any such subcontract. Ratification shall constitute the consent of the Contracting Officer.

(d) If the Contractor has an approved purchasing system and the subcontract is within the scope of such approval, the Contractor may enter into the subcontracts described in subparagraphs (a)(1) and (a)(2) of this clause without the consent of the Contracting Officer.

(e) Even if the Contractor's purchasing system has been approved, the Contractor shall contain the Contracting Officer's written consent before placing subcontracts identified below:

(f) Unless the consent or approval specifically provides otherwise, neither consent by the Contracting Officer to any subcontract nor approval of the Contractor's purchasing system shall constitute a determination (1) of the acceptability of any subcontract terms or conditions, (2) of the acceptability of any subcontract price or of any amount paid under any subcontract, or (3) to relieve the Contractor of any responsibility for performing this contract.

(g) No subcontract placed under this contract shall provide for payment on a cost-plus-a-percentage-of-cost basis, and any fee payable under cost-reimbursement subcontracts shall not exceed the fee limitations in subsection 15.903(d) of the Federal Acquisition Regulation (FAR).

(h) The Contractor shall give the Contracting Officer immediate written notice of any action or suit filed and prompt notice of any claim made against the Contractor by any subcontractor or vendor that, in the opinion of the Contractor, may result in litigation related in any way to this contract, with respect to which the Government may be entitled to reimbursement from the Government.

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 32 of 35

(i)(1) The Contractor shall insert in each price redetermination or incentive price revision subcontract under this contract the substance of the paragraph "Quarterly limitation on payments statement" of the clause at 52.216-5, Price Redetermination--Prospective, 52.216-6, Price Redetermination--Retroactive, 52.216-16 Incentive Price Revision--Firm Target, or 52.216-17, Incentive Price Revision--Successive Targets, as appropriate, modified in accordance with the paragraph entitled "Subcontracts" of that clause.

   (2) Additionally, the Contractor shall include in each cost-reimbursement subcontract under this contract a requirement that the subcontractor insert the substance of the appropriate modified subparagraph referred to in subparagraph (1) above in each lower tier price redetermination or incentive price revision subcontract under that subcontract.

(j) To facilitate small business participation in subcontracting, the Contractor agrees to provide progress payments on subcontracts under this contract that are fixed-price subcontracts with small business concerns in conformity with the standards for customary progress payments stated in FAR 32.502-1 and 32.504(f), as in effect on the date of this contract. The Contractor further agrees that the need for such progress payments will not be considered a handicap or adverse factor in the award of subcontracts.

(k) The Government reserves the right to review the Contractor's purchasing system as set forth in FAR Subpart 44.3.

FAR 52.252-2 CLAUSES INCORPORATED BY REFERENCE (JUN 1988)

This contract incorporates one or more clauses by reference, with the same force and effect as if they were given in full text. Upon request, the Contracting Officer will make their full text available.

FAR 52.252-6 AUTHORIZED DEVIATIONS IN CLAUSES (APR 1984)

(a) The use in this solicitation or contract of any Federal Acquisition Regulation (48 CFR Chapter 1) clause with an authorized deviation is indicated by the addition of "(DEVIATION)" after the date of the clause.

(b) The use in this solicitation or contract of any Defense FAR Supplement (48 CFR Chapter 2) clause with an authorized deviation is indicated by the addition of "(DEVIATION)" after the name of the regulation.

DFARS 252.225-7008 SUPPLIES TO BE ACCORDED DUTY-FREE ENTRY (DEC 1991)

In accordance with paragraph (a) of the Duty-Free Entry clause and/or paragraph (b) of the Duty-Free Entry--Qualifying Country End Products and Supplies clause of this contract, the following supplies are accorded duty-
free entry:                             None

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 33 of 35


DFARS 252.225-7011 RESTRICTION ON ACQUISITION OF SUPERCOMPUTERS (JUL 1995)



The Contractor agrees that any supercomputers furnished under this contract have been manufactured in the United States.

DFARS 252.247-7023 TRANSPORTATION OF SUPPLIES BY SEA (NOV 1995)

(a) Definitions.  As used in this clause--

   (1) "Components" means articles, materials, and supplies incorporated directly into end products at any level of manufacture, fabrication or assembly by the Contractor or any subcontractor.

   (2) "Department of Defense" (DoD) means the Army, Navy, Air Force, Marine Corps, and defense agencies.

    (3) "Foreign flag vessel" means any vessel that is not a U.S.-flag vessel.

    (4) "Ocean transportation" means any transportation aboard a ship, vessel, boat barge, or ferry through international waters.

    (5) "Subcontractor" means a supplier, materialman, distributor, or vendor at any level below the prime contractor whose contractual obligation to perform results from, or is conditioned upon, award of the price contract and who is performing any part of the work or other requirement of the prime contract.

    (6) "Supplies" means all property, except land and interests in land, that is clearly identifiable for eventual use by or owned by the DoD at the time of transportation by sea.

         (i) An item is clearly identifiable or eventual use by the DoD if, for example, the contract documentation contains a reference to a DoD contract number or a military destination.

        (ii) "Supplies" include (but is not limited to) public works, buildings and facilities; ships; floating equipment and vessels of every character, type, and description, with parts, subassemblies, accessories, and equipment; machine tools, material; equipment- stores of all kinds; end items- construction materials- and the components of the foregoing.

   (7) "U.S.-flag vessel" means a vessel of the United States or belonging to the United States, including any vessel registered or having national status under the laws of the United States.

(b) The Contractor shall employ U.S.-flag vessels in the transportation by sea of any supplies to be furnished in the performance of this contract. The Contractor and its subcontractors may

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 34 of 35

request that the Contracting Officer authorize shipment in foreign-flag vessels, or designate available U.S. -flag vessels, if the Contractor or a subcontractor believes that--

    (1) U.S.-flag vessels are not available for timely shipment;

    (2) The freight charges are excessive or unreasonable; or

    (3) Freight charges are higher than charges to private persons for transportation of like goods.

(c) The Contractor must submit any request for use of other than U.S. -flag vessels in writing to the Contracting Officer at least 45 days prior to the sailing date necessary to meet its delivery schedule. The Contracting Officer will process requests submitted after such date(s) as expeditiously as possible, but the Contracting Officer's failure to grant approvals to meet the shipper's sailing date will not of itself constitute a compensable delay under this or any other clause of this contract. Requests shall contain a minimum--

    (1) Type, weight, and cube of cargo;

    (2) Required shipping date,

    (3) Special handling and discharge requirements;

    (4) Loading and discharge points;

    (5) Name of shipper and consignee;

    (6) Prime contract number- and

    (7) A documented description of efforts made to secure U.S. -flag vessels, including points of contact (with names and telephone numbers) with at least two (2) U.S.-flag carriers contacted. Copies of telephone notes, telegraphic and facsimile messages or letters will be sufficient for this purpose.

(d) The Contractor shall, within thirty (30) days after shipment covered by this clause, provide the Contracting Officer and the Division of National Cargo, Office of Market Development, Maritime Administration, U.S. Department of Transportation, Washington, DC 20590, one copy of the rated on board vessel operating carrier's ocean bill of lading, which shall contain the following information--

    (1) Prime contract number;
    (2) Name of vessel;
    (3) Vessel flag of registry;
   (4)  Date of loading;

                                        N00024-92-C-5208
                                        Modification No. P00152
                                        Page 35 of 35

    (5) Port of loading;
    (6) Port of final discharge;
    (7) Description of commodity;
    (8) Gross weight in pounds and cubic feet if available;
    (9) Total ocean freight in U.S. dollars, and
   (10) Name of the steamship company.

(e) The Contractor agrees to provide with its final invoice under this contract a representation that to the best of its knowledge and belief--

    (1) No ocean transportation was used in the performance of this contract;

    (2) Ocean transportation was used and only U.S.-flag vessels were used for all ocean shipments under this contract;

   (3) Ocean transportation was used, and the Contractor had the written consent of the Contracting Officer for all non-U.S.-flag ocean transportation, or

   (4) Ocean transportation was used and some or all of the shipments were made on non-U.S.-flag vessels without the written consent of the Contracting Officer. The Contractor shall describe these shipments in the following form:

     ITEM                   CONTRACT
     DESCRIPTION            LINE ITEMS       QUANTITY

                                  TOTAL:

(f) If the final invoice does not include the required representation, the Government will reject and return it to the Contractor as an improper invoice for the purposes of the Prompt Payment clause of this contract. In the event there has been unauthorized use of non-U.S.-flag vessels in the performance of this contract, the Contracting Officer is entitled to equitably adjust the contract, based on the unauthorized use.

(g)  The Contractor shall include this clause, including this paragraph
(g), in all subcontracts under this contract, which exceed the small purchase limitation of section 13.000 of the Federal Acquisition
Regulation.

10. Funds in the amount of $955,000 are hereby provided as reflected on the attached Financial Accounting Data Sheet.

11. Except as modified herein, all other terms and conditions of the contract remain unchanged and in full force and effect.




- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00152
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT     REF       CLIN      SLIN      QTY    UNIT
C 0    NUMBER       ACRN
T D
  E
- ---------------------------------------------------------------------------
     N0002489PD77501           0031      AC

        (LHD 4)

     N0002491PD77007           0031      AD

        (LHD 5)

     N0002494PD77027           0031      HM
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC      6. TYPE OF MOD.   7. TAC
      N0002495NR5477
      TI-96-X15
- ---------------------------------------------------------------------------

15.                          ACCOUNTING DATA                            16.
- ---------------------------------------------------------------------------
A.    B.       C.      D. OBJ E.   BCN  F.  G.  H.  I.   J.     COST CODE
                        CLASS
AC   APPROPRI-
RN   ATION     SUBHEAD        PARM RM  SA  AAA  TT  PAA PROJ. UNIT MCC  PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
EN   1791611   8386     000    WB WCL  0  068342 2D 000000  21808  429  0140

                                                       AMOUNT:   $ 75,000.00

EP   1711611   8386     000    WB WCL  0  068342 2D 000000  21879  429  0010

                                                       AMOUNT:   $450,000.00

HM   1741611   8386     000    WB WCL  0  068342 2D 000000  22202  4SE  001H

                                                       AMOUNT:   $275,000.00

FY 89 EXT - Funds cited are authorized in accordance with PL 100-463.
FY 91 EXT - Funds cited are authorized in accordance with PL 101-511.

This document conveys authority to obligate $0.00 dollars within the FY89, FY91 and FY94 CSS Funding Limitation.

LHD 4 OWLD 5/96; Funds Expiration 5/96.
LHD 5 OWLD 10/98; Funds Expiration 9/95.
LHD 6 OWLD 10/99; Funds Expiration 9/98.
- ---------------------------------------------------------------------------
                                                       TOTAL:    $800,000.00
- ---------------------------------------------------------------------------
17. FINANCIAL MANAGER
/S/M.ROSS
CDR M. ROSS, USN, SEA 91K1
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  12/07/95        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

18.  COMPTROLLER CLEARANCE

/S/ V. F. JEFFERSON
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER

SIGNATURE           DATE
                  05/15/96
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00152
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
- ---------------------------------------------------------------------------
      N0002491PD77007          0031      AC

         (LHD 5)

      N0002494PD77027          0031      AC

         (LHD 6)
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC     6. TYPE OF MOD.   7. TAC
      N0002495NR5477
      TI-96-X26
- ---------------------------------------------------------------------------

15.                          ACCOUNTING DATA                           16.
- ---------------------------------------------------------------------------
A.    B.        C.       D. OBJ  E.   BCN  F. G. H.  I.  J.     COST CODE
AC   APPROPRI-           CLASS
AC   ATION      SUBHEAD          PARM RM  SA AAA TT PAA  PROJ. UNIT MCC  PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
DG  1711611      8386    000     WB  WCL 0 068342 2D 000000  21879 429  001C

                                                        AMOUNT:    $ 80,000.00

KF  1741611      8386    000     WB  WCL 0 068342 2D 000000  22202 4SE  001E

                                                        AMOUNT:    $ 75,000.00

FY 91 EXT - Funds cited are authorized in accordance with PL 101-511.

This document conveys authority to obligate $0.00 dollars within the FY91 and FY94 CSS Funding Limitation.

LHD 5 OWLD 10/98; Funds Expiration 9/95.
LHD 6 OWLD 10/99; Funds Expiration 9/98.
- ---------------------------------------------------------------------------
                                                        TOTAL:     $155,000.00
- ---------------------------------------------------------------------------
17. FINANCIAL MANAGER

    /S/M. ROSS
    CDR M. ROSS, USN, SEA 91K1

- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  11/07/95        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

18.  COMPTROLLER CLEARANCE
/S/V.F. JEFFERSON
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
SIGNATURE          DATE
                  05/15/96

NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

         U                   1       2
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
   P00153                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
   N00024-96-MR-21038                           6-0251-21038
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                               CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                     DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                  1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                       111 W. HURON STREET
BUYER/SYMBOL:    LINDA DABNEY, SEA-0251D      BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |-----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |-----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |  N00024-90-C-5208
                                        |   |-----------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                        |   |        30 MARCH 1990
CODE OTTJ6 |    FACILITY CODE           |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA

- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

      Signature of person authorized to sign

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- --------------------------------------------------------------- -----------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             4/29/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-92-C-5208
                                        N00024-96-MR-21028
                                        Modification No. P00153
                                        Page 2 of 2

A. The purpose of this modification is to extend the period of performance.

1.   Under SECITON F - PERIOD OF PERFORMANCE, modify to read as follows:
Extend the period of performance from 30 April 1996 to 31 May 1996.

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

         U                   1       3
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
    P00154                           SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
   N00024-96-FR-54611                           6-03KF-54611
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                 CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                     DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                  1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                       111 W. HURON STREET
BUYER/SYMBOL:    LINDA DABNEY, SEA-0251D      BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |-----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |-----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |     N00024-90-C-5208
                                        |   |-----------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                        |   |        30 MARCH 1990
CODE OTTJ6   |  FACILITY CODE           |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ----------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- --------------------------------------------------------------- -----------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED

      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             6/5/96
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-92-C-5208
                                        N00024-96-FR-54611
                                        Modification No. P00154
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $150,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026, 0027,
0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $150,000.00 apportioned as follows:

         ITEM         EST COST       FIXED FEE     TOTAL

         0031AB       140,187        9,813         150,000



                  REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-92-C-5208
                                        N00024-96-FR-54611
                                        Modification No. P00154
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $150,000.00 from $39,152,790.00 to a new total of $39,302,790 apportioned as follows:

   ITEM     ESTIMATED COM    FIXED FEE AMOUNT     CATEGORY
   SUB
   TOTAL    35,673,496       26,344    2,497,950  38,197,790

   0031AA   0         0      0         0          O&MN
   0031AB   140,187   0      9,813     150,000    RDT&E, N
   0031AC   70,093    0      4,907     75,000     SCN (FY89)
   0031AD   495,327   0      34,673    530,000    SCN (FY91)
   0031AE   327,102   0      22,898    350,000    SCN (FY94)
   0031AF   0         0      0         0          OPN
   0031AG   0         0      0         0          WPN
   0031AH   0         0      0         0          APN
   0031AJ   0         0      0         0          FMSER
   0031AK   0         0      0         0          DBOF
   0031AL   0         0      0         0          DOD (R&D)
   0030AJ   0         0      0         0          OTHER
   TOTAL    1,032,709 26,344 72,291    1,105,000
SUB-TOTAL
TO DATE    36,706,205 26,344 2,570,241 39,302,790

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.


- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00154            96     03     27
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
- ---------------------------------------------------------------------------

A      N0002496AF185YV                   0031      AB

- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.     5. PAYING OFC     6. TYPE OF MOD.    7. TAC
      N0002496FR54611
      TI-96-X19
- ---------------------------------------------------------------------------
15.                         ACCOUNTING DATA                            16.
- ---------------------------------------------------------------------------
A.    B.         C.      D. OBJ   E.  BCN  F.  G.  H.  I.     J.   COST CODE
AC    APPROPRI-           CLASS
RN    ATION     SUBHEAD          PARM RM  SA  AAA TT  PAA PROJ. UNIT MCC PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MP   1761319    85YV      000    SA   317 0 068342 2D 980510 S1803 000  0010

                                                       AMOUNT:     $125,000.00
- ------------------------------------------------------------------------------
                                                        TOTAL      $125,000.00
- ------------------------------------------------------------------------------
17. FINANCIAL MANAGER

    JAN PAUL HOPE, PMS317F
- ---------------------------------------------------------------------------
/S/JAN PAUL HOPE
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  03/28/96        IN AMOUNTS SHOWN IN COLUMN 16 ABOVE
18.  COMPTROLLER CLEARANCE

/S/ J.L. PRITCHETT
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
SIGNATURE           DATE
                  05/28/96
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                                                  YR.    MO.    DA.

  N00024-90-C-5208              P00154
- ---------------------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT       REF     CLIN      SLIN      QTY    UNIT
C 0    NUMBER         ACRN
T D
  E
- ---------------------------------------------------------------------------

A      N0002496AF184TA        0031      AB
       PE  63582N
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.    5. PAYING OFC      6. TYPE OF MOD.     7. TAC
      N0002496FR54611
      TI-96-X13
- ---------------------------------------------------------------------------
15.                        ACCOUNTING DATA                              16.
- ---------------------------------------------------------------------------
A.  B.         C.      D. OBJ  E.  BCN  F.  G. H.  I.     J.   COST CODE
AC  APPROPRI-           CLASS
RN  ATION      SUBHEAD        PARM RM  SA  AAA TT  PAA PROJ. UNIT MCC  PDLI&S
- ---------------------------------------------------------------------------
                    K.                     OTHER THAN NAVY ACCOUNTING DATA
- ---------------------------------------------------------------------------
MP  1761319    84TA     000    SA S3K  0 068342 2D 980110  S0164  ETS  ETS0

                                                         AMOUNT:    $25,000.00
- ---------------------------------------------------------------------------
                                                         TOTAL:     $25,000.00
- ---------------------------------------------------------------------------
17. FINANCIAL MANAGER
- ---------------------------------------------------------------------------
SIGNATURE           DATE           OBLIGATION OF FUNDS IS AUTHORIZED
                  16 MAY 96       IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

/S/JAMES S. EGELAND
JAMES S. EGELAND,SEA 03KQ1

18 COMPTROLLER CLEARANCE
- ----------------------------------------------------------------------------
SIGNATURE           DATE
                  5/28/96

/S/J.L. PRITCHETT
BY DIRECTION OF
CAPT.  M.C. FOOTE
DEPUTY COMMANDER/COMPTROLLER
- ---------------------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
- ---------------------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE        PAGE OF PAGES

          U                   1       3
- ---------------------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.     3. EFFECTIVE DATE
   P00155                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.             5. PROJECT NO.
     N00024-96-FR-54612                         6-03KF-54612
- ---------------------------------------------------------------------------
6. ISSUED BY CODE   N00024     7. ADMINISTERED BY (If other than Item 6)
                                                                  CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                    111 W. HURON STREET
BUYER/SYMBOL:  LINDA DABNEY, SEA-0251D     BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
- ---------------------------------------------------------------------------
8. NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                        |(X)|9A. AMENDMENT OF SOLICITATION NO.
                                        |   |-----------------------------------
CEC NO: 789995610                       |   |9B.  DATED (SEE ITEM 11)
                                        |   |
COMPTEK FEDERAL SYSTEMS, INC.           |   |-----------------------------------
2732 TRANSIT ROAD                       |   |10A. MODIFICATION OF CONTRACT/
BUFFALO, NY 14224-2523                  |   |     ORDER NO.
                                        |   |  N00024-90-C-5208
                                        |   |---------------------------------------
TIN NO: 16-1411419                      |   |  10B.  DATED (SEE ITEM 13)
- ---------------------------------------------------------------------------
                                        |   |        30 MARCH 1990
CODE OTTJ6    | FACILITY CODE           |   |
- ---------------------------------------------------------------------------
     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS
- ---------------------------------------------------------------------------
[   ] The above numbered solicitation is amended as set forth in Item 14.
The hour and date specified for receipt of Offers [  ] is extended, [  ] is not extended.
Offers must acknowledge receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or telegram which includes a reference to the solicitation and amendment numbers.  FAILURE OF YOUR
ACKNOWLEDGMENT TO BE RECEIVED AT THE PLACE DESIGNATED FOR THE RECEIPT OF
OFFERS PRIOR TO THE HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.
- ---------------------------------------------------------------------------
12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
- ---------------------------------------------------------------------------
13.   THIS ITEM APPLIES ONLY TO MODIFICATIONS OF CONTRACTS/ORDERS, IT MODIFIES
      THE CONTRACT/ORDER NO.  AS DESCRIBED IN ITEM 14.
- ---------------------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify authority) THE
     |    CHANGES SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
- ---------------------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO REFLECT THE
     |    ADMINISTRATIVE CHANGES (such as changes in paying
     |    office, appropriation date, etc.) SET FORTH IN ITEM 14, PURSUANT
     |    TO THE AUTHORITY OF FAR 43,103(b).
- ---------------------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO AUTHORITY
     |    OF:
     |
- ---------------------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF FUNDS
     |    CLAUSE
- ---------------------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
- ---------------------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject
     matter where feasible.)

                                 SEE ATTACHED.

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
- ---------------------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
      KIMBERLEY A. BEESON - LCDR, SC, USN
      CONTRACTING OFFICER
- --------------------------------------------------------------- -----------
15B.  CONTRACTOR/OFFEROR    15C.  DATE SIGNED

      Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
- ---------------------------------------------------------------------------
  (Signature of Contracting officer) |             6/2796
- ---------------------------------------------------------------------------
PREVIOUS EDITION UNUSABLE                       30-105
STANDARD FORM 30 (REV. 10-83)

Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54612
                                        Modification P00155
                                        Page 2 of 3

A. The purpose of this modification is to (a) make changes to SECTION F - in P00152 and (b) provide additional funds under CLIN 0031 in the amount of $520,001.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. P00152 page 13 of 35 SECTION F - DELIVERIES OR PERFORMANCE change paragraph (a) and (b) to read:

     (a)  under Items 0031AA, 0031AB, 0031AD, 0031AE, 0031AF, 0031AG, 0031AH,
     0031AJ, 0031AK, 0031AL described in SECTION C, at the level of effort specified in SECTION B from date of contract execution to 30 September 1996.

     (c) If options are exercised Items 0032 and 0033 shall be from the date of contract execution to 31 December 1996 and 30 March 1997, respectively.

2. P00152 page 28 of 35 under FAR 52.217-9 OPTION TO EXTEND THE TERM OF THE CONTRACT (MAR 1989) (NAVSEA VARIATION) (FEB 1994) change dates.


          ITEM      LATEST OPTION EXERCISE DATE
          0032      1 October 1996
          0033      1 January 1997

3.   In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001,
     0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025, 0026,
     0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $520,001.00 apportioned as follows:

   ITEM    EST COST  FIXED FEE    TOTAL

   0031AA  485,982   34,019       520,001


                  REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54612
                                        Modification P00155
                                        Page 3 of 3

4. Accordingly the amount funded to date is increased by $520,001.00 from $39,302,790.00 to a new total of $39,822,791 apportioned as follows:


   ITEM     ESTIMATED  COM   FIXED FEE  AMOUNT     CATEGORY

SUB TOTAL 35,673,496 26,344 2,497,950 38,197,790

   0031AA   485,982   0      34,019    520,001    O&MN
   0031AB   140,187   0      9,813     150,000    RDT&E, N
   0031AC   70,093    0      4,907     75,000     SCN (FY89)
   0031AD   495,327   0      34,673    530,000    SCN (FY91)
   0031AE   327,102   0      22,898    350,000    SCN (FY94)
   0031AF   0         0      0         0          OPN
   0031AG   0         0      0         0          WPN
   0031AH   0         0      0         0          APN
   0031AJ   0         0      0         0          FMS
   0031AK   0         0      0         0          DBOF
   0031AL   0         0      0         0          OTHER
   0031AM   0         0      0         0
   TOTAL    1,518,691 26,344 106,310   1,625,001

SUB-TOTAL
TO DATE    37,192,187 26,344 2,604,260  39,822,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.



- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. CONTRACT NUMBER       2. SPIIN          3. MOD

N00024-90-C-5208                              P00155
- ---------------------------------------------------------------------------
5.    6.  LINE OF ACCOUNTING

          A.     B.               C.        D.    E.     F.    G.   H.
CLIN/    ACRN    APPROPRIATION    SUBHEAD   OBJ   PARM   RFM   SA  AAA
SLIN  (CRITICAL) (CRITICAL)     (CRITICAL)  CLA                   (CRITICAL)
- ---------------------------------------------------------------------------
0031AA    MV       1761804         1U6N     000    SA     SDF   0  068342
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.                                      PAGE: 1 OF 1
      N0002496TID1X04      NOOO2496FR54612
- ---------------------------------------------------------------------------
I.        J.             K.              7.  AMOUNT           NAVY INTERNAL
TT        PAA         COST CODE             (CRITICAL)           USE ONLY
                    PROJ         PDLI                          REF DOC/ACRN
                    UNIT   MCC   & SUF
- ---------------------------------------------------------------------------
2D      000000     46NOF   ETS     00F0     258,360.00        N0002496RA01U6N

- ---------------------------------------------------------------------------

                               PAGE  TOTAL  258,360.00
                               GRAND  TOTAL
- ---------------------------------------------------------------------------

PREPARED/AUTHORIZED BY:                     COMPTROLLER APPROVAL
LINDA GRANTHAM, PEO (TAD) D12               J.L.GARRIS
/S/LINDA GRANTHAM                           /S/J.L. GARRIS
                                            BY DIRECTION OF
                                            CAPT. M.C. FOOTE
                                            DEPUTY COMMANDER/COMPTROLLER

DATE:     4/23/96                           DATE:   JUN 04, 1996
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. CONTRACT NUMBER       2. SPIIN          3. MOD
   N00024-90-C-5208                           P00155
- ---------------------------------------------------------------------------

5.      6.  LINE OF ACCOUNTING

        A.       B.              C.          D.    E.     F.    G.    H.
CLIN/   ACRN     APPROPRIATION   SUBHEAD     OBJ   PARM   RFM   SA   AAA
SLIN (CRITICAL)  (CRITICAL)      (CRITICAL)  CLA                    (CRITICAL)
- ---------------------------------------------------------------------------
0031AA  MV         1761804        1U6N       000   SA     SDF   0   068342
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------

4. PROCUREMENT REQUEST NO.                                       PAGE: 1 OF 1
   N0002496TID1X03     NOOO2496FR54612
- ---------------------------------------------------------------------------
I.       J.         K.                         7. AMOUNT         NAVY INTERNAL
TT       PAA        COST CODE                  (CRITICAL)          USE ONLY
                    PROJ             PDLI                         REF DOC/ACRN
                    UNIT     MCC     & SUF
- ---------------------------------------------------------------------------
2D      000000     46NOF     ETS     00F0       69,441.00       N0002496RA01U6N

- ---------------------------------------------------------------------------
                                  PAGE  TOTAL   69,441.00
                                  GRAND  TOTAL
- ---------------------------------------------------------------------------
PREPARED/AUTHORIZED BY:                COMPTROLLER APPROVAL
LINDA GRANTHAM, PEO (TAD) D12          J.L.GARRIS
/S/LINDA GRANTHAM                      /S/J.L. GARRIS
                                       BY DIRECTION OF
                                       CAPT. M.C. FOOTE
                                       DEPUTY COMMANDER/COMPTROLLER

DATE:     4/23/96                      DATE:   JUN 04, 1996
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------

                      FINANCIAL ACCOUNTING DATA SHEET
- ---------------------------------------------------------------------------

1. CONTRACT NUMBER       2. SPIIN          3. MOD

   N00024-90-C-5208                           P00155
- ---------------------------------------------------------------------------
5.      6.  LINE OF ACCOUNTING

        A.        B.               C.          D.    E.     F.    G.   H.
CLIN/   ACRN      APPROPRIATION    SUBHEAD     OBJ   PARM   RFM   SA  AAA
      (CRITICAL)  (CRITICAL)       (CRITICAL)                        (CRITICAL)
- ---------------------------------------------------------------------------
0031AA   MV        1761804          1U6N       000    SA    SDF   0  068342
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

               FINANCIAL ACCOUNTING DATA SHEET -- Continued
- ---------------------------------------------------------------------------
4. PROCUREMENT REQUEST NO.                                      PAGE: 1 OF 1
   N0002496TID1X07      NOOO2496FR54612
- ---------------------------------------------------------------------------
I.           J.          K.                   7. AMOUNT         NAVY INTERNAL
TT           PAA            COST CODE         (CRITICAL)           USE ONLY
                        PROJ          PDLI                       REF DOC/ACRN
                        UNIT    MCC   & SUF
- ---------------------------------------------------------------------------
2D         000000      46NOF    ETS   00F0    192,200.00        N0002496RA01U6N

- ---------------------------------------------------------------------------
                                PAGE  TOTAL   192,200.00
                                GRAND  TOTAL
- ---------------------------------------------------------------------------

PREPARED/AUTHORIZED BY:                  COMPTROLLER APPROVAL
LINDA GRANTHAM, PEO (TAD) D12            J.L.GARRIS
/S/LINDA GRANTHAM                        /S/J.L. GARRIS
                                         BY DIRECTION OF
                                         CAPT. M.C. FOOTE
                                         DEPUTY COMMANDER/COMPTROLLER

DATE:     4/23/96                        DATE:   JUN 04,
1996
- ---------------------------------------------------------------------------