Form 10-Q
period 1996-09-27
COMPTEK RESEARCH INC/NY
filed 1996-11-01
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                            FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996.

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ______________


Commission file number :   1-8502


                         Comptek Research, Inc.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
________________________________________________________________
(State or other jurisdiction of          (I.R.S. Employee
 incorporation or organization)          Identification No.)


 2732 Transit Road, Buffalo, New York         14224-2523
________________________________________________________________
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:(716) 677-4070

                         Not Applicable
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X  No
                                           ------     -----

       Class                    Outstanding at September 27, 1996
-----------------------         ---------------------------------
Common $.02 Par Value                         5,245,951

<PAGE 1>



COMPTEK RESEARCH, INC.

                              INDEX




                                                            Page
PART I.     Financial Information                         Number

Item 1.     Financial Statements

      Consolidated Condensed Balance Sheets
      September 27, 1996, and March 31, 1996                 3

      Consolidated Condensed Statements of Operations
      Thirteen and Twenty-Six Weeks Ended September 27,
      1996, and September 29, 1995                           4

      Consolidated Condensed Statements of Cash Flows
      Twenty-Six Weeks Ended September 27, 1996,
      and September 29, 1995                                 5

      Consolidated Condensed Statement of Changes in Sharehold
ers' Equity Twenty-Six Weeks Ended
      September 27, 1996                                     6

      Notes to the Consolidated Condensed Financial Statements 7

      Report of Independent Auditors                         8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    9


PART II.    Other Information


      Item 6.  Exhibits and Reports on Form 8-K             11

<PAGE 2>

               COMPTEK RESEARCH, INC. AND
                      SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE
                         SHEETS
                    (In thousands)

                                       Sept. 27,         March
                                         1996          31, 1996
                                      ----------       --------
                                      (Unaudited)
Assets


Current assets:
Cash and equivalents                         $370           $160
Receivables                                15,904         15,776
Inventories                                 1,533          1,582
Other                                         487            770
                                       ----------       --------
     Total current assets                  18,294         18,288

Equipment and leasehold                     2,206          2,491
  improvements, net of accumulated
  depreciation and amortization of
  $8,307 at September 27, 1996,
  and $6,829 at March 31, 1996

Goodwill                                    4,494          4,604
Other Assets                                  107            478
                                       ----------       --------
     Total assets                         $25,101        $25,861
                                       ==========       ========

Liabilities and Shareholders'
Equity

Current liabilities:
Current installments of long-term          $1,051         $1,051
debt
Accounts payable                            4,787          4,594
Accrued salaries and benefits               2,194          2,833
Other accrued liabilities                   1,771          1,512
                                       ----------       --------
     Total current liabilities              9,803          9,990
                                       ==========       ========

Long-term debt, excluding current           5,960          7,626
installments

Shareholders' equity:
Common stock                                  107            105
Additional paid-in capital                 14,911         14,582
Less loan to officer                        (218)            ---
Accumulated deficit                       (4,892)        (5,782)
                                       ----------       --------
                                            9,908          8,905

Less cost of treasury shares                (570)          (660)
                                       ----------       --------
     Total shareholders' equity             9,338          8,245
                                       ----------       --------

Total liabilities and shareholders'
equity                                    $25,101        $25,861
                                       ==========       ========

See accompanying notes to consolidated condensed financial statements

<PAGE 3>

                      COMPTEK RESEARCH, INC. AND
                             SUBSIDIARIES

                        CONSOLIDATED CONDENSED
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                (In thousands, except per share amounts)

                               Thirteen Weeks         Twenty-Six Weeks
                                   Ended                   Ended
                               Sept.       Sept.       Sept.      Sept.
                                27,         29,         27,        29,
                               1996        1995         1996      1995
                              -------     -------     -------    -------
  Net sales                   $18,904     $13,228      $36,913   $25,283
                              -------     -------      -------   -------
  Costs and expenses:
       Cost of sales           15,851      10,873       30,697    20,949

       Selling, general and     1,864       1,702        3,871     3,438
         administrative

       Research and
         development              199         294          535       776

       Special credit             ---       (477)          ---     (477)
                              -------     -------      -------   -------
       Total costs and         17,914      12,392       35,103    24,686
        expenses              -------     -------      -------   -------

  Earnings before interest,
  taxes, and loss                 990         836        1,810       597
  associated with ARIA
  Wireless Systems, Inc.

  Net interest expense          (159)        (87)        (326)     (112)
                              -------     -------      -------   -------
  Earnings before income
  taxes and loss associated       831         749        1,484       485
  with ARIA Wireless Systems,
  Inc.

  Income tax expense            (333)       (293)        (594)     (193)
                              -------     -------      -------   -------
  Earnings before loss
  associated with ARIA            498         456          890       292
  Wireless Systems, Inc.

  Loss associated with ARIA       ---     (1,035)          ---   (1,113)
  Wireless Systems, Inc.      -------     -------      -------   -------

  Net earnings (loss)            $498      ($579)         $890    ($821)
                              =======     =======      =======   =======

  Net earnings (loss) per     $   .10     $ (.13)     $   .17    $ (.18)
  share                       =======     =======     =======    =======

  Weighted average number of    5,216       4,464        5,185     4,439
  common shares               =======     =======      =======   =======

  See accompanying notes to consolidated condensed financial statements

<PAGE 4>

                       COMPTEK RESEARCH, INC. AND
                              SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF
                              CASH FLOWS
                              (Unaudited)

                             (In thousands)

                                             Twenty-Six Weeks
                                                  Ended
                                          Sept. 27,      Sept.
                                             1996      29, 1995
                                           --------    --------
  Cash flows from operating activities:
       Net earnings (loss)                      $890      ($821)
                                            --------    --------
      Adjustments to reconcile net
      earnings (loss) to net cash
      provided by operating activities:

      Depreciation and                           615         476
      amortization

      Deferred income taxes                      350          70

      Other assets                                21          40

      Loss associated with ARIA
       Wireless Systems, Inc.                    ---       1,167

    Changes in assets and
    liabilities providing (using) cash:

      Receivables                               (128)       748

      Inventories                                 49       (716)

      Other current assets                       283       (493)

      Accounts payable                          (187)       (131)
      and accrued liabilities                 ---------    --------

    Total adjustments                          1,003       1,161
                                              ---------    --------
  Net cash provided by operating              $1,893      $1,982
  activities                                  ---------    --------

  Cash flows from investing activities:
     Expenditures for equipment and
     leasehold improvements                    ($220)      ($547)

     Subsidiary loan to officer                 (218)         ---

     Purchase of ARIA Wireless
     Systems, Inc. senior subordinate notes
     net of collection and loans provided        ---     (1,133)

     Sale of commercial assets                   ---         200
                                           ---------    --------
  Net cash used by investing activities       ($438)    ($1,480)
                                           ---------    --------
  Cash flows from financing activities:

     Proceeds from (repayment of)           ($1,146)        $205
     revolving debt

     Payment of long-term debt                 (520)        (10)

     Purchase of treasury shares               (159)         ---

     Proceeds from the sale of                   320         738
     treasury shares

     Proceeds from the exercise of
     stock options and the sale of shares
     under the employee stock purchase plan      260         211
                                           ---------    --------
  Net cash provided (used) by financing     ($1,245)      $1,144
  activities                               ---------    --------

  Net increase in cash and equivalents          $210          $4

  Cash and equivalents at beginning of           160          71
  year                                     ---------    --------

  Cash and equivalents at end of period         $370         $75
                                           =========    ========
  Non-cash investing and financing
  activities:

     Contribution of net assets of a
     subsidiary to ARIA Wireless                 ---      $6,994
     Systems, Inc.                          =========    ========

  See accompanying notes to consolidated condensed financial statements

  <PAGE 5>

                COMPTEK RESEARCH, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                Twenty-Six Weeks Ended September 27, 1996
                               (Unaudited)

                             (In thousands)


                          Addi-
                         tional              Retained   Trea-
                 Common  Paid-In  Loan to    Earnings    sury
                 Stock   Capital  Officer   (Deficit)   Stock    Total
                 ------  -------  -------   ---------   ------  -------
  Balance at
  March 31,
  1996             $105  $14,582      $---    ($5,782)  ($660)   $8,245

  Net earnings      ---      ---       ---         890     ---      890

  Exercise of
  Stock Options     ---       16       ---         ---     ---       16

  Issuance of
  common stock
  primarily
  through
  employee
  stock
  purchase plan       2      266       ---         ---      78      346

  Repurchase of
  common stock      ---      ---       ---         ---   (159)    (159)

  Sale of
  treasury
  stock to an
  officer in
  exchange for
  a note            ---       47     (218)         ---     171      ---
                 ------  -------   -------     -------  ------  -------
  Balance at
  September 27,
  1996             $107  $14,911    ($218)    ($4,892)  ($570)   $9,338
                 ======  =======   =======     =======  ======  =======
  See accompanying notes to consolidated condensed financial statements

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

   The results of operations for the twenty-six weeks ended
   September 27, 1996, are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of fiscal 1997, the Company adopted
   Statement of Financial Accounting Standards (SFAS) No. 121
   "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123
   "Accounting for Stock-Based Compensation".

   The Company's previous policy on impairment was not materially different than that prescribed by SFAS 121. The adoption of SFAS 121 on April 1, 1996 did not require any impairment to be recognized during the twenty-six weeks ended
   September 27, 1996.

   As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, with respect to stock-based compensation. The adoption of SFAS 123 on April 1, 1996, therefore, had no effect on the Company's consolidated financial position or results of operations for the twenty-six weeks ended September 27, 1996.

3. Receivables include costs and estimated earnings in excess of billings on uncompleted contracts which primarily represent revenues recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.

4. During the twenty-six weeks ended September 27, 1996, 65,771 common shares were sold from the Company's Treasury and 29,500 were purchased. The total number of treasury shares as of September 27, 1996, was 77,193.

5. During the second quarter, the Company issued 202,814 "repriced" options at the fair market value on the date of repricing, or $5.625. These "repriced" options were given in exchange for the surrender of an equal number of previously issued options having exercise prices ranging from $13.125 to $17.75. In addition, during the twenty-six weeks ended September 27, 1996, the Company issued 100,000 options under its Equity Incentive Plan and 15,000 options under its Stock Option Plan for Non-Employee Directors. An aggregate of 148,000 options expired during such period. Accordingly, options for 374,659 shares were outstanding under the Equity Incentive Plan and 63,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors. A total of 119,845 shares were exercisable under both plans.

<PAGE 7>

               INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of September 27, 1996, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the twenty-six week periods ended September 27, 1996 and September 29, 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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




                                   /S/ KPMG Peat Marwick
                                   KPMG Peat Marwick LLP

Buffalo, New York
October 18, 1996

<PAGE 8>

              MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

Operating activities were the primary sources of cash during the
six months ended September 27, 1996.   The Company's operations
provided positive cash flow of $1,893,000 for the first half of fiscal 1997 compared with $340,000 for the first half of fiscal 1996. Cash flow from operations for the second quarter was essentially neutral due primarily to the receipt of approximately $1,000,000 in expected collections after the close of the quarter. Receivables during the second quarter increased $1,297,000 as a result of increased sales for the quarter of approximately $900,000 and the timing of collections on those
sales.   Cash flow was used to acquire capital equipment, reduce
long term debt, and purchase shares for the treasury.   As of
September 27, 1996, the Company has purchased approximately 30,000 common shares for the treasury.

The Company anticipates that cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

RESULTS OF OPERATIONS

Net sales for the second quarter increased 43% to $18,904,000 as compared with the second quarter of fiscal 1996. For the six months ended September 27, 1996, net sales were $36,913,000, an increase from fiscal 1996 of 46%. The increase in net sales is, in part, the result of activity on the Company's U.S. Navy contract for Electronic Combat Mission Support (ECMS). In the prior year, the Company experienced low subcontractor sales volume on this contract. Sales on the ECMS contract were $10.9 million for the first six months of fiscal 1997 compared with $7.5 million for the first half of fiscal 1996. In addition, approximately half of the sales increase for both the second quarter and the first six months is the result of the acquisition of Advanced Systems Development, Inc. (ASDI) in March 1996.

The Company received additional funding on the ECMS contract totaling $18.8 million during the second quarter. This award, along with several other smaller awards, has increased the Company's backlog to over $116 million, a record high. Since, March 31, 1996, backlog has increased 87%.

Gross margin percentage decreased for the second quarter to 16.2% from 17.8% for the second quarter last year and 17.6% in the first quarter of fiscal 1997. For the first six months, gross margin percentage decreased to 16.8% in fiscal 1997 from 17.1% in fiscal 1996. This decrease is primarily due to the effect of the ECMS contract. The margin on this cost-plus technical service contract is typically lower than the Company's average gross margin.

During the second quarter the Company continued to integrate the acquired ASDI administration allowing for the Company to realize overall cost reduction in Selling, General and Administrative (SG&A) expenses. Additionally, the Company experienced lower than average marketing expenditures due to timing of trade shows and proposal efforts. SG&A for the first six months increased by $433,000, when compared with fiscal 1996. As a percentage of sales, year to date SG&A decreased to 10.4% from 13.6% last year due to the substantial increase in sales base. The current year dollar increase is due to the acquired operations of ASDI in March 1996. SG&A for the second quarter, as a percentage of sales, was 9.9% compared with 12.9% last year and 11.1% for the first quarter of fiscal 1997. The Company anticipates that SG&A as a percentage of sales will increase slightly during the third quarter.

Research and Development (R&D) expenditures for the second quarter decreased by 32% when compared with the second quarter of fiscal 1996 and 40% from the first quarter of fiscal 1997. For the first six months, R&D decreased by $241,000 when compared with fiscal 1996. In the prior year the Company had participated in a cooperative research and development agreement (CRADA) project with the U.S. Government which was completed last fiscal year. Additionally, in the prior year, the Company had incurred R&D expenditures associated with the commercial operations prior to its transfer to ARIA Wireless Systems, Inc. (ARIA). Early in the second quarter of fiscal 1997, the Company completed various significant stages of development and enhancement of proprietary military products, resulting in the second quarter reduction in expenditures when compared with the first quarter of fiscal 1997.

Net interest expense increased by $72,000, for the second quarter, and $214,000 for the first six months of operations, as a result of long-term debt incurred as a part of the acquisition of ASDI. Net interest expense remained relatively constant for the second quarter when compared with the first quarter of fiscal 1997.

The Company continues to record income taxes (Federal and state) at the rate of 40%. The Company's cash payments for taxes in fiscal 1997 are being reduced due to its available net operating loss (NOL) carryforward. A statement of operations' benefit was recorded by the Company in the periods when this NOL was generated.

<PAGE 9>

During the second quarter of fiscal 1996, the Company recorded income of $477,000 as a result of a settlement of litigation between the Company and M-Wave, Inc. and its wholly-owned subsidiary, Poly Circuits, Inc. This settlement included $300,000 in cash and 20,000 shares of M-Wave Stock.

In the second quarter of fiscal 1996, the Company recorded a loss from its investment in ARIA of $1,035,000. In the third quarter of fiscal 1996, the value of this investment was written down to zero. As a result, this investment has, at this time, no further negative financial impact on the Company's financial statements. On April 30, 1996, ARIA filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 and subsequently has secured approximately $1 million of debtor-in-possession financing to facilitate a reorganization. The Company continues to closely monitor these proceedings in order to maximize the Company's investment position.

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

<PAGE 10>

                   PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

        10.1      Stock Purchase Letter Agreement
                  by and between the Registrant and John J.
                  Sciuto.

        10.2      Loan Agreement between Comptek
                  Federal Systems, Inc. (subsidiary of the
                  Registrant) and John J. Sciuto.

        10.3      Amendment P00011 and P00012 to
                  Prime Contract No. N00123-94-D-0033 for the
                  U. S. Navy.

        10.4      Amendments P00156 to P00159 and
                  P00161 to P00172  to Prime Contract No. N00024-
                  90-C-5208.


(b)          Reports on Form 8-K:


             There were no reports on Form 8-K filed for the three months ended September 27, 1996.

<PAGE 11>

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMPTEK RESEARCH, INC.



Date: October 28, 1996                By:   /s/ John J. Sciuto
                                         ----------------------
                                         John J. Sciuto
                                         President and
                                         Chief Executive Officer



Date: October 28, 1996                By: /s/ Laura L. Benedetti
                                         -----------------------
                                         Laura L. Benedetti
                                         Principal Financial
Officer
                                         and Treasurer

<PAGE 12>

                        INDEX TO EXHIBITS
                          - - - - - - -


Exhibit No.        Description of Exhibit                   Page
                                                             No.
-----------------------------------------------------------------

10.1*   Stock Purchase Letter Agreement by and between
        the Registrant and John J. Sciuto.                     14

10.2*   Loan Agreement between Comptek Federal Systems, Inc.
        (subsidiary of the Registrant) and John J. Sciuto.     20

10.3*   Amendment P00011 and P00012 to Prime Contract
        No. N00123-94-D-0033 for the U. S. Navy.               25

10.4*   Amendments P00156 to P00159 and P000161 to P00172
        to Prime Contract No. N00024-90-C-5208.                28

27      Financial Data Schedule



---------------------------------------

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

<PAGE 13>


                          Exhibit 10.1

       Stock Purchase Letter Agreement by and between the
                  Registrant and John J. Sciuto
<PAGE 14>

                                          6392 Black Walnut Court
                                            E. Amherst, NY, 14051
                                                     July 9, 1996


Comptek Research, Inc.
2732 Transit Road
Buffalo, NY 14224

   Re:  Purchase of 43,683 Treasury Shares

Dear Sirs:

This letter agreement (the "Agreement") sets forth the terms and conditions of the purchase by the undersigned (the "Subscriber") of 43,683 shares (the "Shares") of the Common Stock of Comptek Research, Inc. (the "Corporation") from the Corporation's treasury (the "Offering"). The parties hereto agree as follows:

   1. PURCHASE AND SALE.

   (a) PURCHASE AND SALE OF SHARES. Subject to the terms and conditions of this Agreement, the Subscriber hereby subscribes to purchase, and the Corporation hereby sells to the Subscriber, 43,683 Shares at a purchase price of $5.00 per Share.

   (b) DELIVERY. The Subscriber is delivering herewith a personal check in the amount of $218,415, representing the aggregate purchase price of the Subscriber's Shares as payment therefor. As soon as practicable, the Corporation shall deliver to the Subscriber a certificate or certificates representing the number of Shares the Subscriber is purchasing.

   2. REPRESENTATIONS AND WARRANTIES OF THE CORPORATION.  The
Corporation hereby represents and warrants to the Subscriber that:

   (a) INCORPORATION. The Corporation is a corporation duly organized and validly existing and in good standing under the laws of New York and has all requisite corporate power and authority to carry on its business.

   (b) AUTHORIZATION. All corporate action on the part of the Corporation, its officers and directors necessary for the authorization, execution, delivery and performance of all obligations of the Corporation under this Agreement and for the authorization, issuance and delivery of the Shares being sold hereunder has been or shall be taken prior to the delivery of the Shares, and this Agreement, when executed and delivered shall constitute a binding and enforceable obligation of the Corporation.

   (c) VALIDITY OF SECURITIES. The Shares to be purchased and sold pursuant to this Agreement, when issued, sold and delivered in accordance with its terms for the consideration expressed herein, shall be duly and validly issued, fully paid and non-assessable.

   3. REPRESENTATIONS BY SUBSCRIBER. The Subscriber hereby represents and warrants to the Corporation that:

   (a) The Subscriber is acquiring the Shares for his own account as principal, for investment and not with a view to resale or distribution of all or any part of the Shares except in accordance with and as provided for in this Agreement.

   (b) Immediately prior to the purchase, the Subscriber has such knowledge and experience in financial and business matters that he is capable of evaluating the risks and merits of the prospective investment.

   (c) The Subscriber has been informed as to, and is familiar with, the business activities of the Corporation. The Subscriber has been provided with copies of the Corporation's 1996 Annual Report to Shareholders, the Corporation's proxy statement used in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders and the Corporation's Form 10-K Report for fiscal year 1996.

   (d) The Subscriber has had an opportunity to ask questions of, and receive answers from, appropriate representatives of the Corporation concerning the Corporation, its business, and the terms and conditions of the Offering, and to obtain such additional information as the Subscriber deems necessary to verify the accuracy and adequacy of the information it has obtained. The Subscriber fully understands that this Offering has not been registered under the Securities Act of 1933 (the "Securities Act") in reliance upon exemptions therefrom, and, accordingly, to the

<PAGE 15>

extent that he is not supplied with information which would have been contained in a registration statement filed under the Securities Act, he it must rely on his own access to such information.

   (e) The Subscriber affirms that he is an "accredited investor" as that term is defined and construed pursuant to Rule
501 under the Securities Act because the Subscriber is an executive officer of the Corporation.

   (f) The Subscriber fully understands and agrees that the Subscriber must bear the economic risk of his investment in the Shares for an indefinite period of time because, among other reasons, the Shares have not been registered under the Securities Act, and, therefore, cannot be sold, pledged, assigned or otherwise disposed of unless they are subsequently registered under the Securities Act or, in the opinion of counsel acceptable to the Corporation, an exemption from such registration is available.

   (g) The Subscriber understands that no federal or state agency has passed upon the offering of the Shares or made any finding or determination as to the fairness of the offering the Shares.


   4. BROKERS' FEES. The Corporation and the Subscriber represent and agree that the transactions contemplated by this Agreement have been carried on by the parties directly and without the intervention of any other person in such manner as to give rise to any valid claim against either party for a finder's fee, brokerage commission or other similar payment.

      5.    RESTRICTION ON TRANSFERABILITY OF SHARES, COMPLIANCE
      WITH SECURITIES ACT OF 1933.

   (a) RESTRICTIONS ON TRANSFERABILITY. The Shares shall not be transferable except upon the conditions specified in this Section 5, which conditions are intended to ensure compliance with the provisions of the Securities Act in respect of the transfer of the Shares.

   (b) CERTAIN DEFINITIONS. As used in this Section 5, the following terms shall have the following respective meanings:

      "COMMISSION" shall mean the Securities and Exchange
Commission or any other federal agency at the time administering the Securities Act and the Exchange Act.

      "EXCHANGE ACT" shall mean the Securities Exchange Act of
1934, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

      "SECURITIES ACT" shall mean the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

      "REGISTRATION STOCK" shall mean those Shares designated by the Subscriber pursuant to Section 5(d) as includable in the registration to be made by the Corporation hereunder.

      "REGISTRATION EXPENSES" shall mean all expenses incurred by the Corporation in complying with Subsection 6(d), including, without limitation, printing expenses, fees and disbursements of counsel to the Corporation, the fees and expenses in connection with all registrations or exemption from registration under federal securities law and state securities law affecting the transfer of the Registration Stock ("Blue Sky Expenses") in New York, and the expenses of any regular or special audits incident to or required by any such registration (and including the compensation of regular employees of the Corporation involved in such registration).

      "SELLING EXPENSES" shall mean all underwriting discounts and selling commissions applicable to the sales, and any state or federal transfer taxes payable with respect to the sales, of the Registration Stock, all Blue Sky Expenses for any state other than New York, any state or federal transfer taxes payable with respect to the sales of Registration Stock, and all fees and disbursements of counsel for the Subscriber.

   (c) SHARES TO BE LEGENDED. A restrictive legend in substantially the following form will be imprinted on the certificates evidencing the Shares and stop transfer orders or other appropriate instructions to such effect will be maintained against the transfer of the Shares on the transfer records of the Corporation or its transfer agent:

               "The Shares represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act"). The Shares have been acquired for
<PAGE 16>

               investment and may not be sold, transferred, pledged or otherwise disposed of in the absence of an effective Registration Statement for the Shares under the Act or an opinion of counsel satisfactory to the issuer that the proposed disposition of the Shares will not violate Section 5 of the Act."

     The transfer of the Shares on the books and records of the Corporation will only be effected in accordance with such legend.

     (d) REQUIRED REGISTRATION. Upon notice by the Subscriber to the Corporation, given not less than four months after the date of this Agreement and at such time as the Subscriber is not entitled to sell the Shares publicly without registration under Rule 144 or another available exemption to the registration requirements of the Securities Act, of the Subscriber's desire to sell all or some of the Shares pursuant to an effective registration statement under the Securities Act, the Corporation shall forthwith proceed to:

          (i)  prepare and file with the Commission a
registration statement on Form S-3 (a successor form) with respect to the Registration Stock, use its best efforts to cause it to become and remain effective until the earlier of such time as Subscriber is entitled to sell the Shares under Rule 144, or other available exemption;

          (ii) prepare and file with the Commission such amendments and supplements to such registration statement and prospectus used in connection therewith as may be necessary to keep such registration statement effective, and to comply with the provisions of the Securities Act with respect to delivery of prospectuses for the period during which the information contained in the prospectus would not have to be updated pursuant to Section 10(a)(3) of the Securities Act; provided, however, that if at any time during such period of effectiveness the Corporation shall request that the Subscriber withhold its Shares of Registration Stock from sale because of the Corporation's temporary inability to furnish the Subscriber with a prospectus meeting the requirements of the Securities Act (other than as a result of the application of Section 10(a)(3) of the Securities
Act), the Subscriber shall refrain from selling such Registration Stock on the condition that the Corporation shall file such amendments and supplements to such registration statement and prospectus issued in connection therewith as may be necessary in order to permit the sale of the Registration Stock to the public in compliance with the Securities Act for an additional amount of time equal to the period of time that the Subscriber was required to refrain from selling such Registration Stock;

          (iii) furnish to the Subscriber such number of copies of a prospectus in conformity with the requirements of the Securities Act, and such other documents, as the Subscriber may reasonably request in order to facilitate the public sale or other disposition of the Registration Stock owned by the Subscriber; and

          (iv) use its best efforts to register or qualify the Registration Stock covered by such registration statement under such other securities or blue sky laws of such jurisdictions as the Subscriber shall reasonably request (not exceeding five in number unless otherwise agreed by the Corporation) as shall be reasonably appropriate for the distribution of the Registration Stock covered by such registration statement, provided that the Corporation shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdiction, and do any and all other acts and things which may be necessary or desirable to enable the Subscriber to consummate the public sale or other disposition of the Registration Stock in such jurisdictions;

     (e) INDEMNIFICATION BY THE CORPORATION. In the event of any registration of any Registration Stock under the Securities Act, the Corporation shall, and hereby does, indemnify and hold harmless in the case of any registration statement filed pursuant to Section 5, the Subscriber, each other person who participates as an underwriter in the offering or sale of Registration Shares and each other person, if any, who controls such seller or any such underwriter within the meaning of Section 15 of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which the Subscriber or any such director or officer or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which the Registration Shares were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein in light of the circumstances in which they were made not misleading, and the Corporation shall reimburse the Subscriber, and each such underwriter and controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or

<PAGE 17>

defending any such loss, claim, liability, action or proceeding; provided that the Corporation shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Corporation by or on behalf of the Subscriber or such underwriter, as the case may be, specifically stating that it is for use in the preparation thereof; and provided further that the Corporation shall not be liable to any person who participates as an underwriter in the offering or sale of Registration Stock or any other person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of such person's failure to send or give a copy of the final prospectus, as the same may be then supplemented or amended, to the person asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Registration Stock to such person if such statement or omission was corrected in such final prospectus.

     (f) INDEMNIFICATION BY THE SUBSCRIBER. In the event of any registration of Registration Stock under Section 5(d), the Subscriber shall, and hereby does indemnify and hold harmless (in the same manner and to the same extent as set forth in Section 5(e)) the Corporation, each director of the Corporation, each officer of the Corporation and each other person, if any, who controls the Corporation within the meaning of Section 15 of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with information about the Subscriber furnished to the Corporation by the Subscriber for use in the preparation of such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement.

     (g) COOPERATION, FURNISHING OF INFORMATION. It shall be a condition precedent to the obligation of the Corporation to take any action pursuant to Section 5(d) that the Subscriber shall furnish to the Corporation promptly such information regarding the Subscriber, the Shares held by the Subscriber, and the intended method of disposition of the Registration Stock as the Corporation shall reasonably request and as shall be required in connection with the registrations to be undertaken by the Corporation.

     (h)  EXPENSE.  The Corporation shall pay all Registration
Expenses, as defined herein, and the Subscriber shall pay all Selling Expenses, as defined herein, required in connection with a registration of the Registration Stock.

     6.   MISCELLANEOUS.

     (a) APPLICABLE LAW. This Agreement shall be construed in accordance with and governed by the laws of the State of New
York.

     (b) STATE IN WHICH OFFERED. The Shares are offered to and will be purchased by the Subscriber in the State of New York.

     (c) BINDING EFFECT. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the parties and their successors, legal representatives and assigns.

     (d) NO ASSIGNMENTS. The Subscriber agrees that except as provided herein neither it nor its legal representatives will sell, assign, encumber or transfer, in any manner whatsoever, this Agreement or its rights under this Agreement.

     (e) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties pertaining to the subject matter hereof and supersedes any prior understandings, oral or written.

<PAGE 18>

     (f) NOTICES. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or three (3) days after deposit in the United States Post Office, by registered or certified mail, addressed to a party at its address hereinafter shown below or at such other address as such party may designate by ten (10) days advance written notice to the other party.

     (g) COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     If the foregoing correctly sets forth your understanding of our Agreement, please indicate your acceptance thereof in the space provided below, whereupon this letter shall constitute a binding Agreement between us.

Very truly yours,


/S/John J. Sciuto
---------------------
John J. Sciuto


The foregoing Agreement is hereby confirmed and accepted as of the date first above written.

COMPTEK RESEARCH, INC.



By:       /S/ Joseph A. Alutto
     ----------------------------------
     Joseph A. Alutto, Chairman of the
     Compensation Committee of the
     Board of Directors

<PAGE 19>


                          Exhibit 10.2


      Loan Agreement between Comptek Federal Systems, Inc.
          (subsidiary of Registrant) and John J. Sciuto

<PAGE 20>
                         LOAN AGREEMENT

                     ----------------------


     AGREEMENT dated as of July 9, 1996, by and between Comptek Federal Systems, Inc., a New York Corporation, having its principal office at 2732 Transit Road, Buffalo, New York 14224 ("Comptek"), and John J. Sciuto, residing at 6392 Black Walnut Court, East Amherst, New York 14051 (the "Borrower").

                           WITNESSETH:

     In consideration of the mutual covenants contained herein and for other good and valuable consideration, the parties hereto agree as follows:

     1.   Loan.

     Comptek hereby agrees, on the terms and conditions set forth herein, to loan to Borrower the principal amount of two hundred eighteen thousand four hundred fifteen dollars ($218,415). Such loan shall be evidenced by and repayable with interest in accordance with a Promissory Note of the Borrower payable to the order of Comptek in the form of Exhibit A attached hereto (the "Promissory Note").

     2.   Security Interest.

     The Borrower hereby agrees concurrently with the execution and delivery of the Promissory Note to grant a security interest to Comptek in 43,683 shares of Common Stock of Comptek Research, Inc. and to deliver to Comptek the stock certificate or certificates representing such shares together with a stock transfer power signed in blank to be held by Comptek as security for the payment of all indebtedness and other obligations of Borrower under the Promissory Note until the loan provided for in this Agreement is repaid in full.

     3.   Application of Incentive Compensation.

     The Borrower hereby agrees to pay over to Comptek to be applied against the outstanding balance of principal and interest on the Promissory Note a minimum of twenty-five percent (25%) of the gross amount of any incentive compensation paid to the Borrower by Comptek or any of its affiliates, such payment by the Borrower to be made within ten (10) days of the Borrower's receipt of such incentive compensation.

          4.   Election to Apply Additional Incentive Compensation
     Amounts.

     In addition to the amount specified in paragraph 3, the Borrower may, at his sole election, direct that a greater percentage of any incentive compensation payable to him be applied to the Promissory Note. In the event that the Borrower elects with respect to any fiscal year to have an amount of incentive compensation equal to at least fifty percent (50%) of the gross amount applied to the Promissory Note, Comptek agrees to (i) gross-up the amount of the incentive compensation payment applied to the Promissory Note by fifty percent (50%) to accommodate any tax liability imposed upon Borrower in connection with such incentive compensation payment and (ii) pay a tax bonus in the amount of fifty percent (50%) of any imputed interest upon the Promissory Note for such fiscal year to accommodate any tax liabilities imposed upon the Borrower based upon the rate of interest being charged on the loan. Such election by the Borrower, to be effective must be irrevocable and made at least six (6) months prior to the end of the fiscal year for which such incentive compensation is payable.

     5.   Use of Proceeds.

     The Borrower agrees that the principal amount of the loan will be used solely to purchase shares of Comptek Research, Inc.

<PAGE 21>

     6.   Further Actions.

     Promptly upon the request of Comptek, the Borrower shall execute and deliver, or cause to be executed and delivered, each writing, and take or cause to be taken each other action, that Comptek shall deem necessary or desirable in connection with the transaction and security interest contemplated by this Agreement

     7.   Governing Law.

     This Agreement shall be governed by the laws of the State of New York, without giving effect to the principles of conflicts of law.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.

COMPTEK FEDERAL SYSTEMS, INC.



By:       /S/Paul Tyrpak
     -----------------------------
     Paul Tyrpak, Controller




          /S/John J. Sciuto
     -----------------------------
     John J. Sciuto, Individually

<PAGE 22>

                         PROMISSORY NOTE


                       -------------------


$218,415  Buffalo, New York
                                                     July 9, 1996


     FOR VALUE RECEIVED, the undersigned, John J. Sciuto, residing at 6392 Black Walnut Court, East Amherst, New York 14051 (the "Borrower"), HEREBY PROMISES TO PAY to the order of COMPTEK FEDERAL SYSTEMS, INC., a New York, corporation ("Comptek"), at the offices of Comptek, 2732 Transit Road, Buffalo, New York 14224, the principal amount of TWO HUNDRED EIGHTEEN THOUSAND, FOUR HUNDRED FIFTEEN DOLLARS ($218,415) in lawful money of the United States on or before the Final Payment Date as specified herein. The "Final Payment Date" shall be deemed to be the earliest to occur of the following dates: (i) July 8, 2001; (ii) the ninetieth (90th) day after the day on which Borrower ceases to be employed by either Comptek or one of its affiliates; (iii) the tenth (10th) day after the date of an Event of Default (as defined herein).

     The Borrower further agrees to pay interest, as hereinafter provided, in like money at such office on the unpaid principal amount hereof from time to time outstanding, and on any other amount payable by the Borrower hereunder to the extent permitted by applicable law, from the date hereof through and including the Payment Date, at the rate of three and seven-tenths percent (3.7%) per annum, based on actual days outstanding and a 360-day year.

     The Borrower hereby agrees to pay principal and interest due hereunder no later than the Final Payment Date. If any principal or accrued interest remain unpaid after the Payment Date (the "Aggregate Past Due Balance"), the Borrower agrees to pay interest on the Aggregate Past Due Balance at the rate of twelve percent (12%) per annum based on the actual days outstanding between the Payment Date and the date of repayment of the entire Aggregate Past Due Balance and a 360-day year.

     This Promissory Note is secured by shares of Common Stock of Comptek Research, Inc. owned by or hereinafter acquired by Borrower.

     The Borrower may prepay at any time, without penalty, any amounts due hereunder.

     Each of the following occurrences shall constitute an event of default ("Event of Default"): (a) failure of Borrower to apply at least twenty-five percent (25%) of the gross amount of any incentive compensation payment received by Borrower from Comptek or its affiliates, while this Promissory Note is outstanding, to the

<PAGE 23>

payment of principal outstanding on this Promissory Note as provided for in Loan Agreement, dated as of the date hereof by and between Comptek and the Borrower; (b) the sale or other transfer by Borrower of any shares of Common Stock of Comptek Research, Inc., pledged as security on this Promissory Note.

     This Promissory Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of New
York, without regards to conflicts of law principles, except as preempted by Federal law.

     The failure to assert any right hereunder shall not be deemed a waiver of such right.



                                   /S/John J. Sciuto
                                   --------------------------
                                   John J. Sciuto

<PAGE 24>

                          Exhibit 10.3


          Amendment P00011 and P00012 to Prime Contract
             No. N00123-94-D-0033 for the U. S. Navy


<PAGE 25>

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
                                         1       1



-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00011                              10 SEP 1996

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.

-----------------------------------------------------------------
6. ISSUED BY CODE N00244 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3306A

FLEET AND INDUSTRIAL SUPPLY CENTER        DCMAO BUFFALO
LONG BEACH DET                            615 ERIE BLVD.
CONTRACTS DIVISION, BLDG. 53,             WEST SUITE 200
2ND FLOOR                                 SYRACUSE, NY 13204-2408
LONG BEACH, CA 90822-5074
R W CENGIA, 210L2 (310) 901-3769
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
                                |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00123-94-D-0033
                                |   |---------------------------
                                |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |
 CODE OTTJ6 |  FACILITY CODE    |   |          29 APR 1994

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     N/A
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
  X  | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    FAR CLAUSE 52.232-20, LIMITATION OF COST
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

THE PURPOSE OF THIS MODIFICATION IS TO INCREASE THE CEILING PRICE
FOR THIS CONTRACT TO PROVIDE FOR A COST GROWTH.

SECTION B - SUPPLIES/SERVICES AND PRICES IS REVISED IN PART AS
FOLLOWS:

THE ESTIMATED COST AND FIXED FEE FOR THE ENTIRE CONTRACT IS
REVISED TO READ:

                    FROM           INCREASE           TO
ESTIMATED COST      $67,847,247    $18,848,114    $86,695,361
FIXED FEE             2,678,075          0          2,678,075
ESTIMATED COST/FEE  $70,525,322    $18,848,114    $89,373,436

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          R. W. CENGIA

-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/R.W.CENGIA               |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             9/10/96
-----------------------------------------------------------------
NSN 7540-01-152-8070      30-105    STANDARD FORM 30 (REV. 10-83)
PREVIOUS EDITION UNUSABLE                       Prescribed by GSA

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
                                         1       1
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00012                              12 SEP 1996

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.

-----------------------------------------------------------------
6. ISSUED BY CODE N00244 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3306A

FLEET AND INDUSTRIAL SUPPLY CENTER        DCMAO BUFFALO
LONG BEACH DET                            615 ERIE BLVD.
CONTRACTS DIVISION, BLDG. 53,             WEST SUITE 200
2ND FLOOR                                 SYRACUSE, NY 13204-2408
LONG BEACH, CA 90822-5074
R W CENGIA, 210L2 (310) 901-3769
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
                                |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00123-94-D-0033
                                |   |---------------------------
                                |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |
 CODE OTTJ6 |  FACILITY CODE    |   |          29 APR 1994

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     N/A
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
  X  | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
  X  |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    FAR CLAUSE 52.232-20, LIMITATION OF COST
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

The purpose of this modification is to change the Procurement
Contracting Office cited in Block 7 of the contract and Block 6 of this modification to the following activity:

Naval Air Warfare Center - Weapons Division
Contracts Division
521 9th Street
Point Mugu, CA 93042-5001

As of the date of this modification, all correspondence or inquiries regarding this contract shall be sent to the above address, Attention: Hank Kelley, Code 210000E, (805) 989-1943.


Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          R. W. CENGIA

-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/R.W.CENGIA               |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             9/12/96
-----------------------------------------------------------------
NSN 7540-01-152-8070      30-105    STANDARD FORM 30 (REV. 10-83)
PREVIOUS EDITION UNUSABLE                       Prescribed by GSA

                          Exhibit 10.4


        Amendments P00156 to P00159 and P00161 to P00172
             to Prime Contract No. N00024-90-C-5208

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00156                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54615                     6-03KF-54615
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             7/16/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54615
                                        Modification P00156
                                        Page 2 of 3

A.   The purpose of this modification is to (a) create new
  Subline Item and provide additional funds under CLIN 0031 in the amount of $50,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1.   On page 2 of 35, P00152 SECTION B - SUPPLIES OR SERVICE AND
  PRICE/COSTS, after Subline Item 0031AL add the following new
  Subline Item.

     0031AM - U.S. Navy shipbuilding/overhaul program authorized for funding with SCN appropriations (SCN) (FY90)

2. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $50,000.00 apportioned as follows:

   ITEM         EST COST  FIXED FEE       TOTAL

   0031AM       46,729    3,271           50,000

      REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54615
                                        Modification P00156
                                        Page 3 of 3

3. Accordingly the amount funded to date is increased by $50,000.00 from $39,822,791.00 to a new total of $39,872,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY
SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        140,187      0        9,813     150,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF              0      0            0           0 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000 SCN (FY90)
TOTAL       1,565,420 26,344      109,581   1,675,001

SUB-TOTAL
TO DATE    37,238,916 26,344    2,607,531  39,872,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                              YR.    MO.    DA.

  N00024-90-C-5208              P00
-----------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
-----------------------------------------------------------------

A      N0002496AF184TA        0030      AB

-----------------------------------------------------------------



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PROCUREMENT REQUEST NO. 5. PAYING OFC 6. TYPE OF MOD.  7. TAC
    N0002496FR54556
    TI-96-X11
-----------------------------------------------------------------
15.        ACCOUNTING DATA
-----------------------------------------------------------------
A.  B.     C.     D.   E. BCN  F. G.    H.  I.   J.
                                                 COST CODE
AC APPROPRI-      OBJ                            PROJ.
RN TION  SUBHEAD CLASS PARM RM SA AAA   TT  PAA  UNIT MCC PDLI&S
-----------------------------------------------------------------
                  K.         OTHER THAN NAVY ACCOUNTING DATA
-----------------------------------------------------------------
MR 1761319 84TA  000   SA  S3K 0 068342 2D 980110 S0164 ETS ETS0

----------------------------------------------------------------
16.

AMOUNT     $138,700.00
TOTAL      $138,700.00
-----------------------------------------------------------------

17.  FINANCIAL MANAGER

SIGNATURE           DATE
                    01/04/96
/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

18. COMPTROLLER CLEARANCE
----------------------------------------------------------------
OBLIGATION OF FUNDS IS AUTHORIZED
IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

SIGNATURE     /S/P.C. MONTGOMERY
              BY DIRECTION OF
              CAPT. M.C. FOOTE
              DEPUTY COMMANDER/COMPTROLLER

DATE:

5/28/96
-----------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00157                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54629                     6-03KF-54629
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             7/16/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54629
                                        Modification P00157
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $550,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $550,000.00 apportioned as follows:

ITEM        EST COST      FIXED FEE     TOTAL

0031AF      514,019       35,981        550,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54629
                                        Modification P00157
                                        Page 3 of 3

3. Accordingly, the amount funded to date is increased by $550,000.00 from $39,872,791.00 to a new total of $40,422,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        140,187      0        9,813     150,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000 SCN (FY90)
TOTAL       2,079,439 26,344      145,562   2,225,001

SUB-TOTAL
TO DATE    37,752,935 26,344    2,643,512  40,422,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------
1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208              P00157            96-06-10
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AF            MZ          1761810        82MB           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54629
    TI-96-X39
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST COSE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

4L      S4F    0    068342     2D     000000   MB040  000    001
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $550,000.00                     N0002496PD30489

PAGE TOTAL     $550,000.00

GRAND TOTAL    $550,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE, PMS430
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     06/07/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/L.R. RUPP
              L.R. RUPP
              BY DIRECTION OF
              CAPT. M.C. FOOTE
              DEPUTY COMMANDER/COMPTROLLER

DATE:

6/20/96
-----------------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00158                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54631                     6-03KF-54631
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             7/16/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54631
                                        Modification P00158
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $50,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $50,000.00 apportioned as follows:

ITEM        EST COST     FIXED FEE     TOTAL

0031AB      46,729       3,271         50,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54631
                                        Modification P00158
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $50,000.00 from $40,422,791.00 to a new total of $40,472,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        186,916      0       13,084     200,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000 SCN (FY90)
TOTAL       2,126,168 26,344      148,833   2,275,001

SUB-TOTAL
TO DATE    37,799,664 26,344    2,646,783  40,472,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                              YR.    MO.    DA.

  N00024-90-C-5208              P00158
-----------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
-----------------------------------------------------------------

A      N0002496AF184TA        0031      AB
       PE 63582N

-----------------------------------------------------------------



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PROCUREMENT REQUEST NO. 5. PAYING OFC 6. TYPE OF MOD.  7. TAC
    N0002496FR54631
    TI-96-X35
-----------------------------------------------------------------
15.        ACCOUNTING DATA
-----------------------------------------------------------------
A.  B.     C.     D.   E. BCN  F. G.    H.  I.   J.
                                                 COST CODE
AC APPROPRI-      OBJ                            PROJ.
RN TION  SUBHEAD CLASS PARM RM SA AAA   TT  PAA  UNIT MCC PDLI&S
-----------------------------------------------------------------
                  K.         OTHER THAN NAVY ACCOUNTING DATA
-----------------------------------------------------------------
MR 1761319 84TA  000   SA  S3K 0 068342 2D 980360 S0164 ETS ETS0

----------------------------------------------------------------
16.

AMOUNT     $50,000.00
TOTAL      $50,000.00

-----------------------------------------------------------------
17.  FINANCIAL MANAGER

SIGNATURE           DATE
                    22 MAY 96
/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

18. COMPTROLLER CLEARANCE
----------------------------------------------------------------
OBLIGATION OF FUNDS IS AUTHORIZED
IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. M.C. FOOTE
              DEPUTY COMMANDER/COMPTROLLER

DATE:

6/26/96
-----------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00158                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54631                     6-03KF-54631
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             7/16/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54631
                                        Modification P00158
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $50,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $50,000.00 apportioned as follows:

ITEM        EST COST     FIXED FEE     TOTAL

0031AB      46,729       3,271         50,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54631
                                        Modification P00158
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $50,000.00 from $40,422,791.00 to a new total of $40,472,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        186,916      0       13,084     200,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000 SCN (FY90)
TOTAL       2,126,168 26,344      148,833   2,275,001

SUB-TOTAL
TO DATE    37,799,664 26,344    2,646,783  40,472,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                              YR.    MO.    DA.

  N00024-90-C-5208              P00158
-----------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
-----------------------------------------------------------------

A      N0002496AF184TA        0031      AB
       PE 63582N

-----------------------------------------------------------------



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PROCUREMENT REQUEST NO. 5. PAYING OFC 6. TYPE OF MOD.  7. TAC
    N0002496FR54631
    TI-96-X35
-----------------------------------------------------------------
15.        ACCOUNTING DATA
-----------------------------------------------------------------
A.  B.     C.     D.   E. BCN  F. G.    H.  I.   J.
                                                 COST CODE
AC APPROPRI-      OBJ                            PROJ.
RN TION  SUBHEAD CLASS PARM RM SA AAA   TT  PAA  UNIT MCC PDLI&S
-----------------------------------------------------------------
                  K.         OTHER THAN NAVY ACCOUNTING DATA
-----------------------------------------------------------------
MR 1761319 84TA  000   SA  S3K 0 068342 2D 980360 S0164 ETS ETS0

----------------------------------------------------------------
16.

AMOUNT     $50,000.00
TOTAL      $50,000.00

-----------------------------------------------------------------
17.  FINANCIAL MANAGER

SIGNATURE           DATE
                    22 MAY 96
/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

18. COMPTROLLER CLEARANCE
----------------------------------------------------------------
OBLIGATION OF FUNDS IS AUTHORIZED
IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. M.C. FOOTE
              DEPUTY COMMANDER/COMPTROLLER

DATE:

6/26/96
-----------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00159                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54634                     6-03KF-54634
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             7/18/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54634
                                        Modification P00159
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $125,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $125,000.00 apportioned as follows:

ITEM        EST COST       FIXED FEE     TOTAL

0031AB      116,822        8,178         125,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54634
                                        Modification P00159
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $125,000.00 from $40,472,791.00 to a new total of $40,597,791.00 apportioned as follows:


  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        303,738      0       21,262     325,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000 SCN (FY90)
TOTAL       2,242,990 26,344      157,011   2,400,001

SUB-TOTAL
TO DATE    37,916,486 26,344    2,654,961  40,597,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                               P00159
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AB            MP          1761319        85YV           000



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54634
    TI-96-X19(A)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      317    0    068342     2D     980360   S1803  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $125,000.00                     N0002496AF185YV
                                   P.E. 0604567N

PAGE TOTAL     $125,000.00

GRAND TOTAL    $125,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE, PMS317F

DATE:     05/23/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT 703-602-2527
              BY DIRECTION OF
              CAPT. V.M. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

07/03/96
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2. AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00161                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54639                     6-03KF1-54639
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             07/18/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54639
                                        Modification P00161
                                        Page 2 of 3

A. The purpose of this modification is to (a) cancel P00160 (b) create new Subline Item and (c) provide additional funds under CLIN 0031 in the amount of $560,000.00. Accordingly, Contract
  N00024-90-C-5208 is modified as follows:

1.   Cancel P00160

2.   On page 2 of 35, P00152 SECTION B - SUPPLIES OR SERVICE AND
  PRICE/COSTS, after Subline Item 0031AM add the following new
  Subline Item.

3. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $560,000.00 apportioned as follows:

ITEM        EST COST      FIXED FEE    TOTAL

0031AN      523,364       36,636       560,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54639
                                        Modification P00161
                                        Page 3 of 3

4. Accordingly the amount funded to date is increased by $560,000.00 from $40,597,791.00 to a new total of $40,157,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        303,738      0       21,262     325,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000
0031AN        523,364      0       36,636     560,000 SCN (FY90)
TOTAL       2,766,354 26,344      193,647   2,960,001

SUB-TOTAL
TO DATE    38,439,850 26,344    2,691,597  41,157,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                P00161
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AN            NA          1761806        60BA           000



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54639
    TI-96-X33
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

00      060    R    060951    2D     000000   0000V   033    6777
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $560,000.00                     V0006096RC3X1CF

PAGE TOTAL     $560,000.00

GRAND TOTAL    $560,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     20 JUNE 96


COMPTROLLER APPROVAL:


SIGNATURE     /S/E.G.LIGGENS
              E.G. LIGGENS 703-602-1354 X318
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

12 JUL 96
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00162                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54644                     6-03KF1-54644
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             8/1/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54644
                                        Modification P00162
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $30,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $30,000.00 apportioned as follows:

ITEM        EST COST     FIXED FEE      TOTAL

0031AB      28,037       1,963          30,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54644
                                        Modification P00162
                                        Page 3 of 3

4. Accordingly the amount funded to date is increased by $30,000.00 from $41,157,791.00 to a new total of $40,187,791.00 apportioned as follows:


  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        485,982      0       34,019     520,001 O&MN
0031AB        331,775      0       23,225     355,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000
0031AN        523,364      0       36,636     560,000 SCN (FY90)
TOTAL       2,794,391 26,344      195,610   2,990,001

SUB-TOTAL
TO DATE    38,467,887 26,344    2,693,560  41,187,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00162
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AB            NB          1761319        57HY           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54644
    TI-96-X41
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

4L     171    0    068342     2D     000000   01823   000    1000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $30,000.00                      N0003996PDEE576

PAGE TOTAL     $30,000.00

GRAND TOTAL    $30,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     18 JUNE 96


COMPTROLLER APPROVAL:


SIGNATURE     /S/E.G. LIGGENS
              E.G. LIGGENS 703-602-1354X318
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

23 JUL 1996
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00163                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54646                     6-03KF1-54646
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.
-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject  matter where feasible.)

                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             8/30/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54646
                                        Modification P00163
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $236,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $236,000.00 apportioned as follows:

ITEM        EST COST      FIXED FEE      TOTAL

0031AA      220,561       15,439         236,000

    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54646
                                        Modification P00163
                                        Page 3 of 3

4. Accordingly the amount funded to date is increased by $236,000.00 from $41,187,791.00 to a new total of $41,423,791.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT     CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        706,543      0       49,458     756,001 O&MN
0031AB        331,775      0       23,225     355,000 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN (FY91)
0031AE        327,102      0       22,898     350,000 SCN (FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM         46,729      0        3,271      50,000
0031AN        523,364      0       36,636     560,000 SCN (FY90)
TOTAL       3,014,952 26,344      211,049   3,226,001

SUB-TOTAL
TO DATE    38,688,488 26,344    2,708,999  41,423,791

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                               P00163
  ---------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AA            NT          1761804        60BA           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1

    TI-96-X25(A)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

00      060    R    068951     2D     000000   0000V  212    4775
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $155,000.00                     V0006096RC3AAGN

PAGE TOTAL     $155,000.00

GRAND TOTAL    $155,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE, PMS430
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     9 AUG 96


COMPTROLLER APPROVAL:


SIGNATURE     /S/R.E. SCHWANER
              R.E. SCHWANER, 703-602-6763X308
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/23/96
-----------------------------------------------------------

-----------------------------------------------------------------

                 FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                P00163
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AA            MU          1761804        8U6N           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1

    TI-96-X25(A)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      91W    0    068342     2D     04B6N0   46N45  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $81,000.00                      N0002496RA08U6N

PAGE TOTAL     $81,000.00

GRAND TOTAL    $81,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE, PMS430
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     8 AUG 96


COMPTROLLER APPROVAL:


SIGNATURE     /S/S.M. SIMPKINS
              S.M. SIMPKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

AUG 20 1996
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00164                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54647                     6-03KF1-54647
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: LINDA DABNEY, SEA-0251D       BUFFALO, NY 14202
PHONE: Area Code (703) 602-8106, EXT. 517
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MARCH 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a) By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO H-12, ALLOTMENT OF
     |    FUNDS CLAUSE
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED.

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          KIMBERLEY A. BEESON - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KIMBERLEY A. BEESON      |
-----------------------------------------------------------------
(Signature of Contracting officer)   |             8/30/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54647
                                        Modification P00164
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $307,146.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $307,146.00 apportioned as follows:


