Form 10-Q/A
period 1996-06-28
COMPTEK RESEARCH INC/NY
filed 1996-12-05
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q/A


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996.

                               OR

[]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to_____________________


                 Commission file number   1-8502
                                                  _____________


                         Comptek Research, Inc.

__________________________________________________________________________
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
________________________________         ______________________________
(State or other jurisdiction of          (I.R.S. Employee
 incorporation or organization)           Identification No.)


2732 Transit Road, Buffalo, New York               14224-2523
___________________________________________________________________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   (716) 677-4070
                                                    ___________________


                             Not Applicable
___________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X  No
                                            _____       _______


         Class                            Outstanding at July  26,1996
_________________________                _______________________________
 Common $.02 Par Value                               5,203,512

<PAGE 1>



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date: December 5, 1996             By:   /s/ John J. Sciuto
                                   John J. Sciuto
                                   President and
                                   Chief Executive Officer



Date: December 5, 1996             By: /s/ Laura L. Benedetti
                                   Laura L. Benedetti
                                   Principal Accounting and
                                   Financial Officer


<PAGE 2>

                        INDEX TO EXHIBITS
                          - - - - - - -

Exhibit
No.            Description of Exhibit                      Page No.
__________________________________________________________________________
10.1*          1996 Employee Stock Purchase Plan               14

10.2*          Amendment P00010 to Prime Contract
               No. N00123-94-D-0033 for the U. S. Navy.        22

10.3*          Amendments P00148 to P00155 to Prime Contract
               No. N00024-90-C-5208.                           27

27*            Financial Data Schedule
___________________

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

<PAGE 3>