Form 10-Q
period 1996-12-27
COMPTEK RESEARCH INC/NY
filed 1997-02-07
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC

                               FORM 10-Q


(Mark One)
[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1996.

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


                    Commission file number:  1-8502


                         Comptek Research, Inc.
___________________________________________________________________
        (Exact name of registrant as specified in its charter)


       New York                               16-0959023
__________________________             __________________________
(State or other jurisdiction           (I.R.S. Employee
 of incorporation or organization)      Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
__________________________________________________________________

(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  (716) 677-4070


                         Not Applicable
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X  No
                                            -----      ----

        Class                          Outstanding at January 31, 1997
_______________________              ___________________________________

Common $.02 Par Value                              5,222,343

<PAGE 1>

COMPTEK RESEARCH, INC.

                                 INDEX



                                                           Page
PART I.   Financial Information                            Number

     Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets
     December 27, 1996, and March 31, 1996                   3

     Consolidated Condensed Statements of Operations
     Thirteen and Thirty-Nine Weeks Ended
     December 27, 1996, and December 29, 1995                4

     Consolidated Condensed Statements of Cash Flows
     Thirty-Nine Weeks Ended December 27, 1996,
     and December 29, 1995                                   5

     Consolidated Condensed Statement of Shareholders'
     Equity Thirty-Nine Weeks Ended December 27, 1996        6

     Notes to the Consolidated Condensed Financial
     Statements                                              7

     Independent Auditors' Review Report                     9

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    10


PART II.  Other Information


     Item 6.   Exhibits and Reports on Form 8-K             12

<PAGE 2>

                COMPTEK RESEARCH, INC. AND
                       SUBSIDIARIES

           CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                          December       March
                                             27,          31,
                                            1996          1996
                                         ___________    _______
                                         (Unaudited)
Assets
Current assets:
Cash and equivalents                            $400        $160
Receivables                                   16,938      15,776
Inventories                                    1,459       1,582
Other assets                                     456         770
                                          __________     _______
     Total current assets                     19,253      18,288

Equipment and leasehold improvements,          2,226       2,491
net of accumulated depreciation and
amortization of $7,467 at December 27,
1996, and $6,728 at March 31, 1996

Deferred income taxes                             --         350
Goodwill                                       4,446       4,604
Other assets                                     104         128
                                         ___________     _______
     Total assets                            $26,029     $25,861
                                         ===========     =======

Liabilities and Shareholders' Equity

Current liabilities:
Current installments on long-term debt        $1,051      $1,051
Accounts payable                               4,814       4,594
Accrued salaries and benefits                  3,049       2,833
Other accrued liabilities                      2,444       1,512
                                         ___________     _______
     Total current liabilities                11,358       9,990
                                         ___________     _______

Long-term debt, excluding current              4,837       7,626
installments

Shareholders' equity:
Common stock                                     107         105
Additional paid-in capital                    15,009      14,582
Loan to officer for stock purchase             (218)         ---
Accumulated deficit                          (4,340)     (5,782)
                                         ___________     _______
                                              10,558       8,905

Less cost of treasury shares                   (724)       (660)
                                         ___________     _______
     Total shareholders' equity                9,834       8,245
                                         ___________     _______

Total liabilities and shareholders'          $26,029     $25,861
equity                                   ===========     =======

See accompanying notes to consolidated condensed financial statements

<PAGE 3>

                       COMPTEK RESEARCH, INC.
                          AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

             (In thousands, except per share amounts)

                                Thirteen Weeks         Thirty-Nine Weeks
                                    Ended                    Ended
                              ____________________________________________
                              Dec 27,    Dec. 29,    Dec. 27,    Dec. 29,
                               1996        1995        1996        1995
                              _______     _______    _______     _______
Net sales                     $18,986      $14,155    $55,899     $39,438
                              _______      _______    _______     _______
Costs and expenses:
     Cost of sales             15,806       11,757     46,503      32,706
     Selling, general and       1,982        1,777      5,853       5,215
     administrative
     Research and                 123          269        658       1,045
     development
     Special credit               ---          ---        ---       (477)
                              _______      _______    _______     _______
          Total costs and      17,911       13,803     53,014      38,489
          expenses            _______      _______    _______     _______
Earnings before interest,
taxes, and loss associated
with ARIA Wireless Systems,
Inc.                            1,075          352      2,885         949
Net interest expense            (155)         (52)      (481)       (164)
                              _______      _______    _______     _______
Earnings before income taxes
and loss associated with
ARIA Wireless Systems, Inc.       920          300      2,404         785
Income tax expense              (368)        (121)      (962)       (314)
                              _______      _______    _______     _______
Earnings before loss
associated with ARIA              552          179      1,442         471
Wireless Systems, Inc.

Loss associated with ARIA         ---      (7,502)        ---     (8,615)
Wireless Systems, Inc.        _______      _______    _______     _______
Net earnings (loss)             $552      $(7,323)     $1,442    $(8,144)
                              =======     ========    =======     =======
Net earnings (loss) per       $  0.11     $ (1.63)    $  0.28    $ (1.83)
share                         =======      =======    =======     =======

Weighted average number of      5,235        4,481      5,201       4,453
common shares                 =======      =======    =======     =======

See accompanying notes to consolidated condensed financial statements

<PAGE 4>

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                          (In thousands)
                                                 Thirty-Nine Weeks Ended
                                                Dec. 27,         Dec. 29,
                                                  1996             1995
                                                ________         ________
Cash flows from operating activities:
     Net earnings (loss)                          $1,442         ($8,144)
                                                ________         ________
     Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
          Depreciation and amortization              897              728
          Deferred income taxes                      350            (340)
          Loss associated with ARIA                  ---            8,615
Wireless Systems, Inc.
          Other non-cash credits, net                 24             (78)
          Changes in assets and
          liabilities providing (using)
          cash:
                    Receivables                  (1,162)            (255)
                    Inventories                      123            (676)
                    Other current assets             314             (80)
                    Accounts payable and           1,368              619
accrued liabilities                             ________         ________
          Total adjustments                        1,914            8,533
                                                ________         ________
Net cash provided by operating activities     $    3,356      $    16,677
                                                ________         ________
Cash flows from investing activities:
     Expenditures for equipment and           $    (474)       $    (636)
     leasehold improvements
     Loan to officer for stock purchase            (218)              ---
     Purchase of ARIA Wireless Systems,
     Inc. senior subordinate notes net of            ---          (1,633)
     collection and loans provided
     Note receivable collections                     ---              300
     Sale of assets                                  ---              300
                                                ________         ________
Net cash used by investing activities         $    (692)     $    (1,669)
                                                ________         ________
Cash flows from financing activities:
     Proceeds from (repayment of)           $    (2,009)         $    230
     revolving debt
     Payment of long-term debt                     (780)             (10)
     Purchase of treasury shares                   (313)              ---
     Proceeds from the sale of treasury              318              803
     shares
     Proceeds from the exercise of stock
     options and the sale of
     shares under the employee stock
     purchase plan                                   360              213
                                                ________         ________
Net cash provided (used) by financing
activities                                  $    (2,424)       $    1,236
                                                ________         ________
Net increase (decrease) in cash and             $    240        $    (44)
equivalents
Cash and equivalents at beginning of year            160               71
                                                ________         ________
Cash and equivalents at end of period           $    400          $    27
                                                ========         ========
Non-cash investing and financing
activities:
     Contribution of net assets of a
     subsidiary to ARIA Wireless                     ---       $    6,994
     Systems, Inc.                              ========         ========

See accompanying notes to consolidated
condensed financial statements

<PAGE 5>

              COMPTEK RESEARCH, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

             Thirty-Nine Weeks Ended December 27, 1996
                             (Unaudited)
                           (In thousands)


                           Addi-    Loan to
                           tional   Officer    Retained
                  Common  Paid-In  for Stock   Earnings   Treasury
                  Stock   Capital   Purchase   (Deficit)   Stock     Total
                 _______  _______   ________   ________   ________  _______
Balance at          $105  $14,582       $---   ($5,782)    ($660)    $8,245
March 31, 1996

Net earnings         ---      ---        ---      1,442       ---     1,442

Exercise of          ---       16        ---        ---       ---        16
Stock Options

Issuance of
common stock
primarily              2      364        ---        ---        78       444
through
employee stock
purchase plan

Repurchase of
common stock         ---      ---        ---        ---     (313)     (313)

Sale of
treasury stock
to an officer
in exchange for
a note               ---       47      (218)        ---       171       ---
                 _______  _______   ________  _________  ________   _______
Balance at
December 27,        $107  $15,009     ($218)   ($4,340)    ($724)   $20,398
1996             =======  =======   ========  =========  ========   =======

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

   The results of operations for the thirty-nine weeks ended December 27, 1996, are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation".

   The Company's previous policy on impairment was not materially different than that prescribed by SFAS 121. The adoption of SFAS 121 on April 1, 1996, therefore, did not require any impairment to be recognized during the thirty-nine weeks ended December 27, 1996.

   As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, with respect to stock-based compensation. The adoption of SFAS 123 on April 1, 1996, therefore, had no effect on the Company's consolidated financial position or results of operations for the thirty-nine weeks ended December 27, 1996.

3. Receivables include costs and estimated earnings in excess of billings on uncompleted contracts which primarily represent revenues recognized on contracts, including retainage, for which billings could not be presented under the terms of the contracts at the balance sheet dates.


4.

   Inventories (in thousands)
                                December      March 31,
                                27, 1996        1996
                               _________      _________
      Parts                       $1,145         $1,380
      Work-in-process                261             86
                               _________      _________
      Finished goods                  53            116
           Total                  $1,459         $1,582
                               =========      =========

5. During  the  thirty-nine  weeks ended  December  27,  1996,  65,771 common shares were sold from the Company's Treasury and 57,500 were purchased. The total number of treasury shares as of December 27, 1996, was 105,193.

<PAGE 7>

6. During the second quarter, the Company issued 202,814 "repriced" options with exercise prices equal to the fair market value on the date of repricing, or $5.625. These "repriced" options were given in exchange for the surrender of an equal number of previously issued options having exercise prices ranging from $13.125 to $17.75.

   During the thirty-nine weeks ended December 27, 1996, the Company issued 100,000 options under its Equity Incentive Plan and 15,000 options under its Stock Option Plan for Non-Employee Directors. An aggregate of 148,000 options expired during such period. Accordingly, options for 374,659 shares were outstanding under the Equity Incentive Plan and 63,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors. A total of 119,845 shares were exercisable under both plans.

<PAGE 8>

                  Independent Auditors' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of December 27, 1996, and the related consolidated condensed statements of operations, shareholders' equity, and cash flows for the thirty-nine week periods ended December 27, 1996 and December 29, 1995. These consolidated condensed
financial   statements  are  the  responsibility  of   the   Company's
management.

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




                                   /S/ KPMG Peat Marwick LLP
                                   KPMG Peat Marwick LLP

Buffalo, New York
January 16, 1997

<PAGE 9>

                 Management's Discussion and Analysis

Financial Condition

The Company's operations provided positive cash flow of $3,356,000 for the nine months ended, December 27, 1996, compared with $389,000 for the same period last year. This substantial improvement in net cash provided by operating activities was primarily driven by increased sales and net earnings. Cash flow from operations was used to reduce long-term debt and acquire capital equipment in the amount of $2,789,000 and $474,000 respectively. The Company also expended during the first nine months $313,000 to repurchase 57,500 common shares for the treasury pursuant to a stock buy back plan authorized by the Board of Directors.

The Company anticipates that cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

Results of Operations

Net sales for the third quarter increased by 34% to $18,986,000 when compared with the third quarter last year. Net sales for the nine months ended, December 27, 1996, increased 42% to $55,899,000. This sales growth is attributable to a combination of increases in volume and the acquisition of Advanced Systems Development, Inc. (ASDI). Increased contract revenues, including most notably the Company's U.S. Navy contract for Electronic Combat Mission Support (ECMS), represents approximately half of the current year sales increase. The acquired operation of ASDI accounts for the remainder of increased sales.

The Company's backlog on December 27, 1996, was $106.4 million an increase of 72% since, March 31, 1996. Similar to the sales increase discussed above, the ECMS contract has been a major contributor to the upswing in backlog during the current fiscal year.

Changes in gross margin for the third quarter and first nine-months of fiscal 1997 relate to the mix of contract activities. Gross margin percentage for the third quarter was 16.7% a slight decrease when compared with 16.9% for the third quarter last year. Gross margin, for the nine months of fiscal 1997 decreased to 16.8% from 17.1% in
the prior year.    Current year sales level on the ECMS contract when
compared with last year has reduced the overall margin. This cost-plus technical service contract produces lower than the Company's average gross margin. The current year sale of higher margin products and the acquired operations of ASDI has minimized the impact of the change in the year-to-date sales mix on the Company's gross margin. Additionally, higher margins were realized in the prior year due to the completion of work earlier than anticipated on a higher margin defense contract.

During the third quarter of fiscal 1997, the Company elected to increase marketing and proposal efforts resulting in an increase in third quarter SG&A expenditures of $118,000 when compared with the second quarter of fiscal 1997. SG&A expenditures for the first nine months of fiscal 1997 increased by $638,000 when compared with fiscal
1996 primarily due to the acquired ASDI operations.   As a percentage
of sales, however, year-to-date SG&A decreased to 10.5% of sales from 13.2% last year due to the substantial increase in sales base.

Research and Development (R&D) expenditures decreased by 54% and 37% the for the third quarter and nine months of fiscal 1997 respectively, when compared with fiscal 1996. During prior year, the Company concentrated on the development of new proprietary military products and elected to participate in a U.S. government R&D project. During fiscal 1997 the Company has concentrated on the technical enhancement
of current proprietary products.   Additionally, fiscal 1996 R&D
expenditures were higher due to the Commercial Segments operations, which were included with the Company's operating results during the first two months of fiscal 1996.

<PAGE 10>

Net interest expense increased by $103,000 for the third quarter and $317,000 for the nine months ended December 27, 1996, when compared with the prior year. This increase is primarily attributable to long-term debt incurred as a part of the acquisition of ASDI. Net interest expense has decreased slightly when compared with the first two fiscal quarters, as a result of the repayment of the Company's long-term debt.

The Company continues to record income taxes (Federal and state) at
the rate of 40%.   The Company's cash payments for taxes in fiscal
1997 are being reduced due to its available net operating loss (NOL) carry forward. The statement of operations' benefit of the loss carryforward was recorded by the Company in the period when these losses were generated.

During fiscal 1996 the Company recorded income of $477,000 as a result of a settlement of litigation between the Company and M-Wave, Inc., and its wholly-owned subsidiary Poly Circuits, Inc. This settlement included $300,000 in cash and 20,000 shares of M-Wave common stock.

In the third quarter of fiscal 1996, the Company's investment in ARIA Wireless Systems, Inc., (ARIA), was written down to zero. The Company recorded a loss from this investment of $7,502,000 for the third quarter, and $8,615,000 for the nine-month period, ended December 29, 1995. As a result, this investment has at this time no further negative financial impact on the Company's financial statements. On April 30, 1996, ARIA filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 and subsequently has secured approximately $3 million of debt-in-possession financing to facilitate a reorganization. On December 20, 1996 a proposed plan of reorganization was submitted by ARIA and is currently under review by the Court and creditors. The Company continues to closely monitor these proceedings in order to maximize the Company's investment position.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed of" , and SFAS No. 123, "Accounting for Stock-Based Compensation" on April 1, 1996. As permitted by SFAS 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in the 1997 annual financial statements.

<PAGE 11>

                      PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
(a)       Exhibits:

          10.1      Second Amendment to Employment
                    Agreement By and Between Comptek Research, Inc. and John R. Cummings.

          10.2      Amendments P00173 to P00183 to
                    Prime Contract No. N00024-90-C-5208.


(b)       Reports on Form 8-K:


               There were no reports on Form 8-K filed for the three months ended December 27, 1996.

<PAGE 12>


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date: February 7, 1997             By:   /s/ John J. Sciuto
                                      __________________________
                                           John J. Sciuto
                                           President and Chief
                                           Executive Officer



Date: February 7, 1997             By: /s/ Laura L. Benedetti
                                      __________________________
                                         Laura L. Benedetti
                                         Principal Financial
                                         Officer and Treasurer

<PAGE 13>

                           INDEX TO EXHIBITS
                             - - - - - - -


Exhibit
  No.          Description of Exhibit                         Page No.
________       _________________________________________      _______

10.1*          Second Amendment to Employment Agreement By       15
               and Between Comptek Research, Inc. and
               John R. Cummings.


10.2*          Amendments P00173 to P00183 to Prime Contract     18
               No. N00024-90-C-5208.

27*            Financial Data Schedule


___________

* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

<PAGE 14>

                             Exhibit 10.1


               Second Amendment to Employment Agreement
                 By and Between Comptek Research, Inc.
                         and John R. Cummings

<PAGE 15>

               SECOND AMENDMENT TO EMPLOYMENT AGREEMENT
                            BY AND BETWEEN
                        COMPTEK RESEARCH, INC.
                                  AND
                           JOHN R. CUMMINGS


  THIS AMENDMENT, made as of the 20th day of November 1996, by and between JOHN R. CUMMINGS, residing at 43 Hemlock Hill, Orchard Park, New York, 14127, ("Employee") and COMPTEK RESEARCH, INC., a New York Corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (the "Corporation").
                              WITNESSETH:

  WHEREAS, Employee and the Corporation entered into an Employment Agreement dated April 1, 1994 (the "Employment Agreement"); and subsequently entered into an amendment to such Employment Agreement dated March 31, 1996 (the "First Amendment"); and

  WHEREAS, Employee and the Corporation wish to make certain additional changes to the Employment Agreement, as amended by the First Amendment, as provided for herein (the "Second Amendment");

   NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein, the parties hereto agree that the following paragraph shall supersede and replace paragraph captioned "3. Compensation" in the First Amendment and all other terms and conditions of the Employment Agreement, as amended by the First Amendment, shall remain the same:


     3. Compensation. Effective April 1, 1996 Employee shall be deemed to be a non-employee Director of the Corporation and be entitled to all compensation and benefits from time to time provided to non-employee directors of the Corporation. The Corporation shall pay to Employee a Base Salary of not less than $135,000 for the period April 1, 1996 through December 31, 1996 payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally. In addition, in consideration for the Employee's non-competition with the Corporation, the Corporation shall pay to the Employee the following amounts:

     a. $50,000 on or before November 30, 1996;

     b. $190,000 on or before  January 31, 1997; and

<PAGE 16>

     c. $104,000 on or before January 31, 1998.

     IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by a duly authorized officer of the Corporation and its corporate seal to be affixed hereto, the day and year first above written.



                                        /s/John R. Cummings
                                        John R. Cummings




                                        COMPTEK RESEARCH, INC.


                                   By   /s/John J. Sciuto
                                        John J. Sciuto
                                        President and CEO

(Corporate Seal)

<PAGE 17>

                             Exhibit 10.4


                      Amendments P00173 to P00183
                to Prime Contract No. N00024-90-C-5208

<PAGE 18>

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00173                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54685                     6-03KF1-54685
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          MELVIN G. JONES - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |             10/11/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54685
                                        Modification P00173
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $65,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1.   On page 2 of 35, P00152 SECTION B - SUPPLIES OR SERVICES AND
PRICE/COSTS, after Subline Item 0031AU add the following new Subline
Item.

     0031AV - Research and Development Reliability, Maintainability and Quality Engineering for Royal Australian Navy (RAN)

2. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $65,000.00 apportioned as follows:


ITEM        EST COST  FIXED FEE  TOTAL

0031AV         60,748     4,252  65,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54685
                                        Modification P00173
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $65,000.00 from $42,598,132.00 to a new total of $42,663,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        674,902      0       47,244     722,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        140,187      0        9,813     150,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
TOTAL       4,173,215      0      292,127   4,465,342

SUB-TOTAL
TO DATE     4,173,215 26,344      292,127   4,465,342


4. Only cost specifically identifiable to FMS Case Australian AT-P-GVU are chargeable to this TI-96-X44 CLIN/SLIN 0031AV. Common support cost which benefit multi customers may not be charged to this TI.
Only TI-96-X44 dated the same date as this mod is chargeable to CLIN/SLIN 0031AV.

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00173
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AV            KM          97-11X8242       8RAU         000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54685
    TI-96-X44
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WC      380    0    068342     2D     CCXT02   044GB  ESS   102Z
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $65,000.00                      AT-P-GVU
                                   N0002494PDGVU01

PAGE TOTAL     $65,000.00

GRAND TOTAL    $65,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JOHN S EGELAND
JOHN EGELAND

DATE:     08/30/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/D.L. SCOTT
              D.L. SCOTT 703-602-8396x608
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/02/96
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00174                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54688                  6-03KF1-54688
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          MELVIN G. JONES - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            10/11/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54688
                                        Modification P00174
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $100,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $100,000.00 apportioned as follows:

ITEM        EST COST   FIXED FEE  TOTAL

0031AB          93,458     6,542      100,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54688
                                        Modification P00174
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $100,000.00 from $42,663,132.00 to a new total of $42,763,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        768,360      0       53,786     822,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        140,187      0        9,813     150,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
TOTAL       4,266,673      0      298,669   4,565,342

SUB-TOTAL
TO DATE    39,940,169           2,796,619  42,763,132

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00174
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AB            NY          1761319        84TA           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE   OF
    N0002496FR54688
    TI-96-X19(B)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $100,000.00                     N0002496AF184TA
                                   P.E. 63582N

PAGE TOTAL     $100,000.00

GRAND TOTAL    $100,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/J.S. EGELAND
J.S. EGELAND, SEA03KQ1

DATE:     08/22/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/P.A. CALOGERO
              P.A. CALOGERO, 703-602-2808
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

9/27/96
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00175                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54689                   6-03KF1-54689
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          MELVIN G. JONES - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            10/11/96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54689
                                        Modification P00175
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $75,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $75,000.00 apportioned as follows:

ITEM        EST COST   FIXED FEE  TOTAL

0031AB          70,093     4,907       75,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54689
                                        Modification P00175
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $75,000.00 from $42,763,132.00 to a new total of $42,838,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        838,453      0       58,693     897,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        140,187      0        9,813     150,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
TOTAL       4,336,766      0      303,576   4,640,342

SUB-TOTAL
TO DATE    40,010,262 26,344    2,801,526  42,838,132

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00175
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AB            LJ          1761319        57HY           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54689
    TI-96-X52
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

4L      171    0    068342     2D     000000   01823  000    1000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $75,000.00                      N0003996PDEE576

PAGE TOTAL     $75,000.00

GRAND TOTAL    $75,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CAPT. H.R. HAUSE
CAPT. H.R. HAUSE, PMS430
PH (703) 602-0647 X600 FAX (703) 602-0649

DATE:     07/30/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/E.G. LIGGENS
              E.G. LIGGENS 703-602-1354x318
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

26 SEP 1996
-----------------------------------------------------------

NESECVJO    4270/7 (5/84)
-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00176                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-96-FR-54690                   6-03KF1-54690
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          MELVIN G. JONES - LCDR, SC, USN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            1 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54690
                                        Modification P00176
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $50,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $50,000.00 apportioned as follows:

ITEM        EST COST   FIXED FEE  TOTAL

0031AS          46,729     3,271       50,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54690
                                        Modification P00176
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $50,000.00 from $42,838,132.00 to a new total of $42,888,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        838,453      0       58,693     897,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        514,019      0       35,981     550,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        186,916      0       13,084     200,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
TOTAL       4,383,495      0      306,847   4,690,342

SUB-TOTAL
TO DATE    40,056,991 26,344    2,804,797  42,888,132

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00176
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AS            PA          1761711        8352           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496FR54690
    N0002496TIX4800
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WW      WCL    0    068342     2D     000000   21959  4TS    001E

                ***LSD 52 OWLD 03/99***
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $50,000.00                      N0002496PD77043

PAGE TOTAL     $50,000.00

GRAND TOTAL    $50,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/LINDA D. GIANTHAN
LINDA D. GIANTHAN

DATE:      8/1/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

OCT 11 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00177                            SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54501                   7-03KF-54501
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2101A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-96-X36

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            1 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54501
                                        Modification P00177
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $33,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $33,000.00 apportioned as follows:

ITEM        EST COST   FIXED FEE  TOTAL

0031AF          30,841     2,159       33,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54501
                                        Modification P00177
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $33,000.00 from $42,888,132.00 to a new total of $42,921,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        838,453      0       58,693     897,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        544,860      0       38,140     583,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        186,916      0       13,084     200,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
TOTAL       4,414,336      0      309,006   4,723,342

SUB-TOTAL
TO DATE    40,087,832 26,344    2,806,956  42,921,132

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00177
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AF            PB          1761810        14UQ           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002496TIX3600
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   UQ009  ETS    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $33,000.00                      N0002496AF314UQ

PAGE TOTAL     $33,000.00

GRAND TOTAL    $33,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
Z. PLUMMER, D12 (ACTING)

DATE:     10/15/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS, 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

OCT 18 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00178                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54502                    7-03KF-54502
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2101A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-96-X47

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            1 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        N00024-96-FR-54502
                                        Modification P00178
                                        Page 2 of 3

A. The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $150,000.00. Accordingly, Contract N00024-90-C-5208 is modified as follows:

1.   On page 2 of 35 P00152 SECITON B - SUPPLIES OR SERVICES AND
PRICE/COSTS, after Subline Item 0031AV add the following new Subline
Item.

     0031AW - U.S. Navy shipbuilding/overhaul programs authorized for funding with (SCN) - (FY95)

2. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $150,000.00 apportioned as follows:

ITEM        EST COST   FIXED FEE  TOTAL

0031AW         140,187     9,813      150,000



    REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                        N00024-90-C-5208
                                        N00024-96-FR-54502
                                        Modification P00178
                                        Page 3 of 3

2. Accordingly the amount funded to date is increased by $150,000.00 from $42,921,132.00 to a new total of $43,071,132.00 apportioned as follows:

  ITEM     ESTIMATED   COM     FIXED FEE    AMOUNT       CATEGORY

SUB
TOTAL      35,673,496 26,344    2,497,950  38,197,790

0031AA        890,655      0       62,346     953,001 O&MN
0031AB        838,453      0       58,693     897,146 RDT&E, N
0031AC         70,093      0        4,907      75,000 SCN(FY89)
0031AD        495,327      0       34,673     530,000 SCN(FY91)
0031AE        355,139      0       24,861     380,000 SCN(FY94)
0031AF        544,860      0       38,140     583,000 OPN
0031AG              0      0            0           0 WPN
0031AH              0      0            0           0 APN
0031AJ              0      0            0           0 FMS
0031AK              0      0            0           0 DBOF
0031AL              0      0            0           0 OTHER
0031AM        157,192      0       11,003     168,195 SCN (FY90)
0031AN        523,364      0       36,636     560,000 O&MNR
0031AP        154,206      0       10,794     165,000 SCN (FY93)
0031AR         70,093      0        4,907      75,000 SCN (FY92)
0031AS        186,916      0       13,084     200,000 SCN (FY96)
0031AT         37,383      0        2,617      40,000 DOD-R&D
0031AU         29,907      0        2,093      32,000 SCN (FY88)
0031AV         60,748      0        4,252      65,000 FMS AUSTRALIAN
0031AW        140,187      0        9,813     150,000 SCN (FY95)
TOTAL       4,554,523      0      318,819   4,873,342

SUB-TOTAL
TO DATE    40,228,019 26,344    2,816,769  43,071,131

B. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                P00178
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AW            MS          1751711        8210           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54502
    N0002496TIX47
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

3P      WGL    0    068342     2D     000000   22178  4TS    001S
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $150,000.00                     N0002495PD92337
                                   CVN-76

PAGE TOTAL     $150,000.00

GRAND TOTAL    $150,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/LINDA D. GIANTHAN
LINDA D. GIANTHAN

DATE:      8/1/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

OCT 18 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00179                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54516                    7-03KF-54516
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-97-X01

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            19 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


                                                      N00024-90-C-5208
                                                     N0024-97-FR-54516
                                                   Modification P00179
                                                           Page 2 of 3

     The purpose of this modification is to provide additional funds under CLIN 0031 in the amount of $330,000.00. Accordingly, Contract N0024-90-C-5208 is modified as follow:

1. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS, 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024,
  0025, 0026, 0027, 0028, 0029, 0030, 0031, 0032, and 0033 of the
  attached accounting data sheet, funding under this contract is increased by $330,000.00 apportioned as follows:

ITEM            EST COST         FIXED FEE       TOTAL
0031AA          308,411          21,589          330,000

                   REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK
                                                      N00024-90-C-5208
                                                     N0024-97-FR-54516
                                                   Modification P00179
                                                           Page 2 of 3

2. Accordintly the amount funded to date is increased by $330,000.00 from $43,071,132.00 to a new total of $43,401,132.00 apportioned as follows:

ITEM    ESTIMATED   COM         FIXED FEE   AMOUNT      CATEGORY

SUB
TOTAL    35,673,496      26,344   2,497,950  38,197,790

0031AA    1,199,066           0      83,935   1,283,001 O&MN
0031AB      838,453           0      58,693     897,146 RDT&E,N
0031AC       70,093           0       4,907      75,000 SCN(FY89)
0031AD      495,327           0      34,673     530,000 SCN(FY91)
0031AE      355,139           0      24,861     380,000 SCN(FY94)
0031AF      544,860           0       38140     583,000 OPN
0031AG            0           0           0           0 WPN
0031AH            0           0           0           0 APN
0031AJ            0           0           0           0 FMS
0031AK            0           0           0           0 DBOF
0031AL            0           0           0           0 OTHER
0031AM      157,192           0      11,003     168,195 SCN(FY90)
0031AN      523,364           0      36,636     560,000 O&MNR
0031AP      154,206           0      10,794     165,000 SCN(FY93)
0031AR       70,093           0       4,907      75,000 SCN(FY92)
0031AS      186,916           0      13,084     200,000 SCN(FY96)
0031AT       37,383           0       2,617      40,000 DOD-R&D
0031AU       29,907           0       2,093      32,000 SCN(FY88)
0031AV       60,748           0       4,252      65,000 FMS AUSTRALIAN
0031AW      140,187           0       9,813     150,000 SCN(FY95)
           --------          --  ----------  ----------
TOTAL     4,862,934           0     340,408   5,203,342

SUB-
TOTAL
TO DATE  40,536,430      26,344   2,838,358  43,401,132

3. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00179
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AA            PC          1771804        1U6N           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54516
    N0002497TI-X01
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   46N0F  ETS    00F0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $330,000.00                     N0002497RA01U6N

PAGE TOTAL     $330,000.00

GRAND TOTAL    $330,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     10/24/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

NOV 08 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       4
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00180                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54517                    7-03KF-54517
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-97-X03

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            20 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                      N00024-90-C-5208
                                                     N0024-97-FR-54517
                                                   Modification P00180
                                                           Page 2 of 4

The purpose of this modification is to (a) exercise Option 0032 and
(b) provide the first increment of funding for Item 0032 in the amount of $270,000.00. Accordingly, Contract N00024-90-C5208 is modified as follow:

1. In accordance with P00152 (page 12 of 35) Option for Item 0032 is the amount of $270,000.00 ($252,336 estimated cost, $17,664.00 fixed fee)

2. In accordance with Clause H-12 ALLOTMENT OF FUNDS FOR ITEMS 0001, 0003, 0005, 0007, 0011, 0012, 0013, 0017, 0022, 0023, 0024, 0025,
  0026, 0027, 0028, 0029, 0030, 0031, 0032 and 0033 of the attached accounting data sheet, funding under this contract is increased by $270,000.00 apportioned as follows:


      ITEM           EST COST   FIXED FEE   TOTAL
      0032AA           252,336     17,664   270,000


          REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                                      N00024-90-C-5208
                                                    N00024-97-FR-54517
                                                   Modification P00180
                                                           Page 3 of 4

ITEM     ESTIMATED   COM         FIXED FEE  AMOUNT     CATEGORY

SUB
TOTAL     35,673,496     26,344  2,497,950    38197790

0031AA     1,199,066          0     83,935   1,283,001 O&MN
0031AB       838,453          0     58,693     897,146 RDT&E,N
0031AC        70,093          0      4,907      75,000 SCN(FY89)
0031AD       495,327          0     34,673     530,000 SCN(FY91)
0031AD       355,139          0     24,861     380,000 SCN(FY94)
0031AF       544,860          0     38,140     583,000 OPN
0031AG             0          0          0           0 WPN
0031AH             0          0          0           0 APN
0031AJ             0          0          0           0 FMS
0031AK             0          0          0           0 DBOF
0031AL             0          0          0           0 OTHER
0031AM       157,192          0     11,003     168,195 SCN(FY90)
0031AN       523,364          0     36,636     560,000 O&MNR
0031AP       154,206          0     10,794     165,000 SCN(FY93)
0031AR        70,093          0      4,907      75,000 SCN(FY92)
0031AS       186,916          0     13,084     200,000 SCN(FY96)
0031AT        37,383          0      2,617      40,000 DOD-R&D
0031AU        29,907          0      2,093      32,000 SCN(FY88)
0031AV        60,748          0      4,252      65,000 FMS AUSTRALIAN
0031AW       140,187          0      9,813     150,000 SCN(FY95)
          ----------  ---------  ---------   ---------
TOTAL      4,862,934          0    340,408   5,203,342

TOTAL     40,536,430     26,344  2,838,358   43,401,13
                                                     2

                                                      N00024-90-C-5208
                                                    N00024-97-FR-54517
                                                  Modifications P00180
                                                           Page 4 of 4

ITEM       ESTIMATED   COM        FIXED FEE AMOUNT      CATEGORY

SUB
TOTAL      40,536,430     26,344  2,838,358 43,401,132

0032AA        252,336          0     17,664    270,000  O&MN
0032AB              0          0          0          0  RDT&E,N
0032AC              0          0          0          0  SCN(FY89)
0032AD              0          0          0          0  SCN(FY91)
0032AE              0          0          0          0  SCN(FY94)
0032AF              0          0          0          0  OPN
0032AG              0          0          0          0  WPN
0032AH              0          0          0          0  APN
0032AJ              0          0          0          0  FMS
0032AK              0          0          0          0  DBOF
0032AL              0          0          0          0  OTHER
0032AM              0          0          0          0  SCN(FY90)
0032AN              0          0          0          0  O&MNR
0032AP              0          0          0          0  SCN(FY93)
0032AR              0          0          0          0  SCN(FY92)
0032AS              0          0          0          0  SCN(FY96)
0032AT              0          0          0          0  DOD-R&D
0032AU              0          0          0          0  SCN(FY88)
0032AV              0          0          0          0  FMS AUSTRALIAN
0032AW              0          0          0          0  SCN(FY95)
           ----------  ---------  --------- ----------
TOTAL         252,336          0     17,664    270,000

SUB-TOTAL
TO DATE    40,788,766     26,344  2,856,022 43,671,132

4. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00180
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0032AA            PC          1771804        1U6N           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54517
    N0002497TI-X03
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   46N0F  ETS    00F0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $270,000.00                     N0002497RA01U6N

PAGE TOTAL     $270,000.00

GRAND TOTAL    $270,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     10/24/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

NOV 08 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       2
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00181                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54527                    7-03KF-54527
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2101A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     N/A
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
 X   |    AUTHORITY OF:
     |    Mutual Agreement of the Parties
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGE


Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
      Robert T. Doan
      Program Manager

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LDCR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED

      /s/Robert T. Doan                           12/5/96
Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            5 DEC 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                        N00024-90-C-5208
                                        P00181
                                        Page 2 of 2

The purposes of this modification to contract N00024-90-C-5208 are as follows:

(1)  Extend the period of performance for CLIN 0031 , and
(2)  Extend the option exercise date for CLINs 0032 and 0033.

Accordingly, said contract is modified as follows:

1.  Under SECTION F - DELIVERIES OR PERFORMANCE ,  restate  paragraphs
(a) and (c) as follows:

     (a)  Under Items 0031AA, 0031AB, 0031AD, 0031AE, 0031AF, 0031AG,
     0031AH, 0031AJ, 0031AK and 0031AL , 0031AM, 0031AN, 0031AP,
     0031AR, 0031AS, 0031AT, 0031AU, 0031AV and 0031AW described in
     Section C, at the level of effort specified in SECTION B from date of contract execution to 31 March 1997.

     (c) If options are exercised Item 0032 and 0033 shall be from the date of contract execution to 30 June 1997 and 30 September 1997, respectively.

2. Under SECTION I-2 - CLAUSES INCORPORATED IN FULL TEXT, FAR 52.217-9 OPTION TO EXTEND THE TERM OF THE CONTRACT (MAR 1989) (NAVSEA
VARIATION) (FEB 1994) restate as follows:

ITEM      LATEST OPTION EXERCISE DATE
0032      01 December 1997
0033      01 March 1997

3. Except as provided herein all other terms and conditions of Contract N00024-90-C-5208 remain in full force and effect.

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00182                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54520                       7-03KF-54520
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                | X |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-97-X02

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            13 DEC 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                       N0024-90-C-5208
                                                   Modification P00182
                                                           Page 2 of 3

The purpose of this Modification to contract N00024-90-C-5208 is to increase funds under CLIN 0032AB in the amount of $100,000.00.
Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

     ITEM       ESTIMATED COST      FIXED FEE         AMOUNT
    0032AB          93,458            6,542          100,000


2. The amount funded to date is increased by $100,000 from $43,671,132 to a new total of $43,771,132 apportioned as follows:

  ITEM    ESTIMATED      COM     FIXED FEE     AMOUNT       CATEGORY
            COST
SUB
TOTAL     37,673,496     26,344   2,497,950  38,197,790

0031AA     1,199,066          0      83,935   1,283,001  O&MN
0031AB       838,453          0      58,693     897,146  RDT&E,N
0031AC        70,093          0       4,907      75,000  SCN(FY89)
0031AD       495,327          0      34,673     530,000  SCN(FY91)
0031AE       355,139          0      24,861     380,000  SCN(FY94)
0031AF       544,860          0      38,140     583,000  OPN
0031AG             0          0           0           0  WPN
0031AH             0          0           0           0  APN
0031AJ             0          0           0           0  FMS
0031AK             0          0           0           0  DBOF
0031AL             0          0           0           0  OTHER
0031AM       157,192          0      11,003     168,195  SCN(FY90)
0031AN       523,364          0      36,636     560,000  O&MNR
0031AP       154,206          0      10,794     165,000  SCN(FY93)
0031AR        70,093          0       4,907      75,000  SCN(FY92)
0031AS       186,916          0      13,084     200,000  SCN(FY96)
0031AT        37,383          0       2,617      40,000  DOD-R&D
0031AU        29,907          0       2,093      32,000  SCN(FY88)
0031AV        60,748          0       4,252      65,000  FMS AUSTRALIAN
0031AW       140,187          0       9,813     150,000  SCN(FY95)
         -----------  ---------  ----------  ----------
TOTAL      4,862,934          0     340,408   5,203,342

TOTAL     42,536,430     26,344   2,838,358  43,401,132

                                                      N00024-90-C-5208
                                                   Modification P00182
                                                           Page 3 of 3

  ITEM    ESTIMATED      COM     FIXED FEE     AMOUNT       CATEGORY
            COST
SUB
TOTAL     40,536,430     26,344   2,838,358  43,401,132

0031AA       252,336          0      17,664     270,000  O&MN
0032AB        93,458          0       6,542     100,000  RDT&E,N
0032AC             0          0           0           0  SCN(FY91)
0032AD             0          0           0           0  OPN
0032AE             0          0           0           0  WPN
0032AF             0          0           0           0  APN
0032AG             0          0           0           0  FMS
0032AH             0          0           0           0  DBOF
0032AJ             0          0           0           0  OTHER
          ----------  ---------  ----------  ----------
TOTAL        345,794          0      24,206     370,000

SUB-
TOTAL
TO DATE   40,882,224     26,344   2,862,564  43,771,132

(i)  The total estimated amount of this contract is $48,347,112
  ($45,187,867 estimated cost, and $3,159,245 fixed fee).

3. Except as provided herein, all other terms and conditions remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00182
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0032AB            PD          1771319        15YK           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54520
    N0002497TI00X02
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     98C360   U1604  ETS    ETS0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $100,000.00                     N0002497AF115YK

PAGE TOTAL     $100,000.00

GRAND TOTAL    $100,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     11/01/96


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. GARRIS
              J.L. GARRIS 703-602-3870x403
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

NOV 14 1996
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00183                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54528                    7-03KF-54528
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                | X |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                               TI-96-X53

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LCDR MELVIN G. JONES
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LCDR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            13 DEC 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                      N00024-90-C-5208
                                                   Modification P00183
                                                           Page 2 of 3


     The purpose of this Modification to contract N00024-90-C-5208 is to increase funds under CLIN 0031AB in the amount of $60,000.
Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

 ITEM   ESTIMATED COST    FIXED FEE      AMOUNT
0031AB      56,075          3,925        60,000

2. The amount funded to date is increased by $60,000 from $43,771,132 to a new total of $43,831,132 apportioned as follows:

 ITEM    ESTIMATED      COM       FIXED      AMOUNT     CATEGORY
            COST                   FEE

SUB
TOTAL    35,673,496     26,344   2,497,950 38,197,790

0031AA    1,199,066          0      83,935  1,283,001  O&MN
0031AB      894,528          0      62,618    957,146  RDT&E,N
0031AC       70,093          0       4,907     75,000  SCN(FY89)
0031AD      495,327          0      34,673    530,000  SCN(FY91)
0031AE      355,139          0      24,861    380,000  SCN(FY94)
0031AF      544,860          0      38,140    583,000  OPN
0031AG            0          0           0          0  WPN
0031AH            0          0           0          0  APN
0031AJ            0          0           0          0  FMS
0031AK            0          0           0          0  DBOF
0031AL            0          0           0          0  OTHER
0031AM      157,192          0      11,003    168,195  SCN(FY90)
0031AN      523,364          0      36,636    560,000  O&MNR
0031AP      154,206          0      10,794    165,000  SCN(FY93)
0031AR       70,093          0       4,907     75,000  SCN(FY92)
0031AS      186,916          0      13,084    200,000  SCN(FY96)
0031AT       37,383          0       2,617     40,000  DOD-R&D
0031AU       29,907          0       2,093     32,000  SCN(FY88)
0031AV       60,748          0       4,252     65,000  FMS
                                                       AUSTRALIAN
0031AW      140,187          0       9,813    150,000  SCN(FY95)
TOTAL     4,919,009          0     344,333  5,263,342




TOTAL    40,592,505     26,344   2,842,283 43,461,132



                                                      N00024-90-C-5208
                                                   Modification P00183
                                                           Page 3 of 3


 ITEM   ESTIMATED      COM     FIXED FEE     AMOUNT     CATEGORY
           COST

SUB
TOTAL   40,592,505      26,344  2,842,283  43,461,132

0032AA     252,336           0     17,664     270,000  O&MN
0032AB      93,458           0      6,542     100,000  RDT&E,N
0032AC           0           0          0           0  SCN(FY91)
0032AD           0           0          0           0  OPN
0032AE           0           0          0           0  WPN
0032AF           0           0          0           0  APN
0032AG           0           0          0           0  FMS
0032AH           0           0          0           0  DBOF
0032AJ           0           0          0           0  OTHER
TOTAL      345,794           0     24,206     370,000

SUB-
TOTAL
TO
DATE    40,938,299      26,344  2,866,489  43,831,132

(i)  The total estimated amount of this contract is $48, 347,112
($45,187,867 estimated cost, and $3,159,245 fixed fee).

3. Except as provided herein, all other terms and conditions remain unchanged and in full force and effect.

-----------------------------------------------------------------

                    FINANCIAL ACCOUNTING DATA SHEET
-----------------------------------------------------------------

1. DOCUMENT NUMBER (PIN)    2. SUPPL PIN       3. DATE EFFECTIVE
                              YR.    MO.    DA.

  N00024-90-C-5208              P00183
-----------------------------------------------------------------
8.   9.              10.      11.       12.       13.    14.

       REFERENCE
A C    DOCUMENT      REF      CLIN      SLIN      QTY    UNIT
C 0    NUMBER        ACRN
T D
  E
-----------------------------------------------------------------

       N0002497AFA85XG        0031      AB

-----------------------------------------------------------------



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PROCUREMENT REQUEST NO. 5. PAYING OFC 6. TYPE OF MOD.  7. TAC
    N0002497FR54528
    TI# 96-X53
-----------------------------------------------------------------
15.        ACCOUNTING DATA
-----------------------------------------------------------------
A.  B.     C.     D.   E. BCN  F. G.    H.  I.   J.
                                                 COST CODE
AC APPROPRI-      OBJ                            PROJ.
RN TION  SUBHEAD CLASS PARM RM SA AAA   TT  PAA  UNIT MCC PDLI&S
-----------------------------------------------------------------
                  K.         OTHER THAN NAVY ACCOUNTING DATA
-----------------------------------------------------------------
PE 1771319 85XG  000   SA  SCL 0 068342 2D 980360 S2283 000 0010

----------------------------------------------------------------
16.

AMOUNT     $60,000.00
TOTAL      $60,000.00
-----------------------------------------------------------------

17.  FINANCIAL MANAGER

SIGNATURE           DATE
                    11/6/96
/S/JOHN L. WHITEHAD FOR
JAN PAUL HOPE, PMS317F

18. COMPTROLLER CLEARANCE
----------------------------------------------------------------
OBLIGATION OF FUNDS IS AUTHORIZED
IN AMOUNTS SHOWN IN COLUMN 16 ABOVE

SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

12/4/96
-----------------------------------------------------------------
NAVSEA 7300/17 (REV. 7-90) (Supersedes NAVMAT 7300/10)