Form 10-K405
period 1997-03-31
COMPTEK RESEARCH INC/NY
filed 1997-06-30
CIK 720031

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                    FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended MARCH 31, 1997.

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________________________to__________________

                         Commission file number : 1-8502

                             COMPTEK RESEARCH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                                         16-0959023
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employee Identification No.)

2732 Transit Road, Buffalo, New York                    14224-2523
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (716) 677-4070
                                                        -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each Class                                which registered
--------------------------------------------------------------------------------
Common Stock, $.02 par value                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of class)

                                    Page -1-

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X             No
                                                          --               --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing sale price of the Common Stock on June 6, 1997, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant (the "Company" or "Comptek") was approximately $24 million. Solely for purposes of this calculation, all persons who are or may be executive officers or directors of the Company and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Company's Common Stock have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock, $.02 par value, was 5,258,106 at June 6, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek Research, Inc. Proxy Statement for the Annual Meeting of Shareholders dated June 26, 1997 for the Annual Meeting to be held July 25, 1997 (the "Company's 1997 Definitive Proxy Statement").


                                    Page -2-

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

                                     PART I

ITEM 1.       BUSINESS

              General........................................................................................5
              Electronic Warfare ("EW"), Command, Control, Communications, Computer and
                 Intelligence (C4I)........................................................................5
              Engineering and Technical Services.............................................................6
              Defense Systems................................................................................6
              Marketing......................................................................................7
              Customers......................................................................................7
              Engineering and Manufacturing..................................................................8
              Competition....................................................................................8
              Backlog........................................................................................9
              Research and Development.......................................................................9
              Employees......................................................................................9
              Patents and Trade Secrets......................................................................9
              Officers of the Registrant....................................................................10
              Certain Factors Which May Affect Business.....................................................10

ITEM 2.       PROPERTIES

              Real Property.................................................................................11
              Equipment and Leasehold Improvements..........................................................12

ITEM 3.       LEGAL PROCEEDINGS.............................................................................12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................12


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDERS MATTERS..................................................................12

ITEM 6.       SELECTED FINANCIAL DATA.......................................................................14

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................15


                                    Page -3-

                                                                                                        PAGE NO.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Consolidated Balance Sheets...................................................................20
              Consolidated Statements of Operations.........................................................21
              Consolidated Statements of Cash Flows.........................................................22
              Consolidated Statements of Shareholders' Equity...............................................23
              Notes to Consolidated Financial Statements....................................................24
              Independent Auditors' Report..................................................................34

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..........................................................................35

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................35

ITEM 11.      EXECUTIVE COMPENSATION........................................................................35

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................35

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................35

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................35

SIGNATURES .................................................................................................37

SCHEDULE II ................................................................................................38

INDEX TO EXHIBITS...........................................................................................39

EXHIBITS ...................................................................................................41

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the defense industry, management's beliefs and assumptions by management. The use of words herein such as "expects", anticipates", "intends", "plans", "believes", "estimates", and similar expressions are intended to identify "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurances that they will prove to be accurate. The reader's particular attention is directed to the sub-heading "Forward Looking Information and Cautionary Statement" contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sub-heading "Certain Factors Which May Affect Business" at the end of Part I,
Item I for a discussion of risk and other factors.

                                    Page -4-

                                     PART I

ITEM 1.
                                    BUSINESS

GENERAL

     The Company, through its wholly-owned subsidiary Comptek Federal Systems, Inc. ("CFS"), designs and develops dedicated defense related systems, software and proprietary products intended for the global military electronics market. These defense related systems provide management information and implement offensive and defensive responses in combat situations. The Company also provides value based engineering and technical life-cycle support services for several core competency related tactical military systems.

     In March, 1996 the Company acquired Advanced Systems Development, Inc., ("ASDI"), a highly specialized developer of electronic warfare simulation, training and software validation systems, related to electronic surveillance. At the time of acquisition by the Company, ASDI had annualized sales of slightly under $14 million with approximately 50% of such sales attributable to international activities. Largely as a result of the acquisition of ASDI, the Company substantially increased its presence in international markets. Expansion through acquisitions and increased international activities are both important elements of the Company's business strategy moving forward.

     Prior to fiscal 1997, the Company, divided its operating activities into the Defense Electronics Systems and Service segment ("Defense segment") and the Commercial Systems and Service segment ("Commercial segment"). The Commercial segment operated, and held an investment in, commercial telecommunications. Comptek Telecommunications, Inc. ("CTI") and Industrial Systems Service, Inc. ("ISS"), designed, developed and manufactured wireless data communications systems during fiscal 1992 through 1995. Effective May 31, 1995, the Company transferred substantially all of the assets and liabilities of CTI and ISS to ARIA Wireless Systems, Inc., ("ARIA") in exchange for an equity interest in ARIA. During the third quarter of fiscal 1996 the Company initiated an intensive review of its investment in ARIA, and as a result of this review, coupled with the financial difficulties encountered by ARIA, the Company's investment in ARIA , together with any amounts then due from ARIA, was written down to zero. On April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court") to reorganize the corporation. In connection with the bankruptcy proceedings, the Company has filed a proof of claim, as a creditor, in the amount of $3 million. Although no formal claim has been filed with the Bankruptcy Court, ARIA has notified the Company of its intent to assert claims, of an unspecified amount, against the Company. While no assurances can be given, management believes, based upon the nature of the Company's claim and ARIA's threatened claim, the ultimate outcome of these proceedings are not expected to have a material adverse effect on the Company's financial position, results of operations, and liquidity.

     As a result of the ASDI acquisition, the changes in the telecommunications business, and the Company's business strategy moving forward, segment information, beginning in fiscal 1997 will be reported in two defense related segments, the Engineering and Technical Services segment ("Services") and the Defense Systems segment ("Systems").

ELECTRONIC WARFARE ("EW"), COMMAND, CONTROL, COMMUNICATIONS, COMPUTER AND INTELLIGENCE ("C4I")

     The Company's business segments operate in both the EW and C4I technology areas. Radar is a primary military application used for critical battlefield functions such as target detection, weapons guidance, communications and intelligence. This has led to the emergence of increasingly sophisticated and rapidly evolving electronic surveillance and countermeasures, which are broadly described as "electronic warfare". The reliance of most modern offensive weapons systems upon radar targeting and guidance has prompted the development of defensive surveillance systems which rapidly and reliably detect and identify hostile weapons and weapons platforms, such as ships, submarines, aircraft or ground installations, by means of their electromagnetic emissions, and then activate programmed countermeasures, such as jamming, decoys and other deceptive electronic responses.



                                    Page -5-

ENGINEERING AND TECHNICAL SERVICES

     The implementation, life-cycle maintenance, and operational support of complex military systems require technical expertise in systems interoperability, software validation and verification, and configuration management. Comptek is a recognized provider of highly valued engineering and technical services within the Company's niche market segments - electronic warfare, command and control, and naval sea systems engineering. Through its Services division, Comptek provides a variety of engineering services, including technical support, systems and software engineering, program management, software verification and validation, and training.

     For over twenty years, the Company has provided a wide range of technical and engineering services to the U.S. and foreign governments for both military and non-military applications. Many of these services build on the Company's knowledge of C4I particularly in regard to the applications of computers for signal processing, battle management support, data link processing and EW simulation and training.

     In May 1994, the Company was awarded a follow-on contract to the Electronic Combat Mission Support ("ECMS") contract managed by Comptek since April 1989. This contract is for support of the Naval Air Warfare Center, Weapons Division, located in Point Mugu, CA. This cost-plus-fixed-fee contract represented approximately $22 million in revenues, 29% of total sales, for fiscal 1997 and $18 million in revenues, 33% of total sales, for fiscal 1996. The Company anticipates that this contract, which currently runs through August 1998, will result in sales for fiscal 1998 in excess of $20 million.

     In May 1996, Comptek received a one-year contract with two options totaling $10 million from the Naval Sea Systems Command ("NAVSEA") . This cost-plus-fixed-fee program provides to the U.S. Navy engineering support for its reliability, maintainability and quality assessment. The Company has provided these types of services to NAVSEA for more than 20 years. Fiscal 1997 sales generated from this contract were approximately $8 million or 10% of total sales. In May 1997, the U.S. Navy awarded the Company the five year, $55 million follow-on to the NAVSEA contract replacing the award received in May 1996. The Company expects to realize sales of $8-10 million in fiscal year 1998 from this contract.

DEFENSE SYSTEMS

     Successful military operations are dependent upon the effective use of the electromagnetic spectrum, the ability of military commanders to make timely situational assessments and decisions, and the ability of one side to control the combat area. Comptek is a market leader in advanced EW signal processing and threat analysis techniques, real time command and control data link processing and display systems, and range airspace management systems. All of which Comptek has developed and successfully employed in real combat situations. These systems are designed to operate in today's complex electronic combat environments. These systems and products include unique operational, diagnostic, and training software - utilizing commercially available commercial-off-the-shelf ("COTS") hardware wherever possible.

     EW is a critical factor in warship survivability in an age of radar guided anti-ship missiles. The Company has been a supplier to the U.S. Navy of surface electronic warfare systems and software since 1973, beginning with the Company's operational software development for the U.S. Navy's state-of-the-art shipboard EW system, the AN/SLQ-32. The AN/SLQ-32 system is still the primary U.S. Navy shipboard electronic warfare system and was actively operational on almost every U.S. Navy warship engaged in the Persian Gulf War, including cruisers, destroyers and frigates. Continuing involvement of the Company in the Navy's life cycle maintenance program for the SLQ-32, coupled with the additional development and production of several system upgrades and new software loads for the SLQ-32, makes the Company a major force in U.S. Navy shipboard electronic warfare.

     The Company's involvement in airborne electronic warfare includes production of test and support equipment, and design and development of operational software. The Company has been involved either in the development or life cycle maintenance of virtually every U.S. airborne EW system developed over the last twenty years. The Company developed several of the critical signal processing algorithms used for identifying hostile radars quickly, and has assisted the U.S. and foreign air forces with the development of improved software for a wide variety of combat aircraft installed radar warning receivers. This expertise

                                    Page -6-
led to the design and production of specialized support and test equipment used in maintaining the software in modern digital radar warning receivers and self-protection jammers.

     In addition to developing and building military related defense systems in fiscal years 1997 and 1996, the Company continued to be heavily involved in the development of proprietary special purpose military products. These products are tangible manifestations of organically evolved niche technologies.

     The Company acquired Advanced Systems Development Inc., which was integrated into the Systems Segment as the Advanced Systems Division ("ASD"), as of March 1, 1996. As a result of this acquisition, the Company entered into the EW Simulation/Stimulation market. ASD specializes in the design, development, and manufacture of electronic environment simulators and stimulators for trainers, jammers and radar warning receiver ("RWR") evaluation subsystems. Simulators can replicate battle environments, aircraft cockpits, or operator stations to provide effective training at costs significantly less than necessary for large-scale exercises. Simulation is a core capability which can be applied in a variety of applications including testing, training, maintenance, and research.

MARKETING

     The Company's military marketing efforts emphasize its substantial experience and knowledge in the engineering, software development, testing and evaluation of computer controlled command and control systems and the sophisticated software which it has developed for electronic warfare systems. Additionally, as a result of the acquired ASDI operations, the Company's international marketing efforts have increased primarily directed towards EW Simulation products of the highest commercial quality. These types of commercial products are considered by the U.S. Government as COTS equipment. These EW Simulation products are priced based on cost, competition and future customer potential purchases.

     Marketing is conducted primarily by the Company's own marketing and technical staffs. In many instances, the Company is invited to bid on a contract by a contracting office or agency of the U.S. Government. Foreign customers are covered by the Company's direct marketing forces in conjunction with several in-country representatives. In certain instances, the Company's products and services are purchased by the U.S. Government for the benefit of foreign customers under the U.S. Foreign Military Sales Program.

CUSTOMERS

     During the fiscal year ended March 31, 1997, approximately 89% of the Company's revenues were attributable to contracts with departments and agencies of the U.S. Government (including both prime and subcontracts). The remaining 11% of revenues were derived from sales of military related products and services to foreign governments and corporations. The Company's customers currently include all of the branches of the U. S. Armed Forces. Its present prime contractor relationships include Vitro Corporation (the largest subsidiary of Tracor, Inc.), McDonnell Douglas, Northrup-Grumman, and Raytheon-Hughes. Foreign customers have primarily been located in France, Germany, Australia, Israel, Italy, Sweden, Switzerland, Japan, Canada, and the United Kingdom.

     As discussed above, a major multi-year omnibus contract with the U. S. Navy, Naval Air Warfare Center was awarded to the Company in April 1989 (the four-year follow-on was awarded in May 1994) and accounted for 29% of the Company's revenues for fiscal 1997 and 33% for fiscal 1996. This cost-plus-fixed-fee contract required the Company to provide ECMS to Naval Air Warfare Center, Weapons Division, Pt. Mugu, California. Management anticipates that this program will continue to be a major source of revenue in fiscal 1998. The current contract continues through August 31, 1998. Additionally, the Company contracted with the U. S. Navy, NAVSEA for engineering support for its reliability, maintainability, and quality assessment and represented 10% of the Company's sales in fiscal 1997 and 15% of sales in fiscal 1996. No other single contract accounted for over 10% of the Company's revenues in fiscal 1997.

     In fiscal 1997, approximately 67% of the Company's military-related revenues were derived from cost-plus-fee contracts, approximately 25% were derived from fixed-price contracts, and approximately 8% were derived from time-and-material contracts. On cost-plus-fee contracts, the Company is reimbursed fully for certain allowable costs and receives a negotiated fee based on a percentage of these allowable


                                   Page -7-
costs. On fixed-price contracts, the price is not subject to adjustment by reason of the cost incurred in the performance of the contract. With these types of contracts, the Company assumes the risk that it will not perform at a cost below the fixed price. Under time-and-materials contracts, the Company is paid for the cost of materials and receives an hourly rate intended to cover salary costs attributable to work performed on the contract, related overhead expenses, and an agreed-upon profit margin.

     Substantially all of the Company's U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the Company of costs incurred plus a profit related to the work performed to date of termination. All of the Company's contracts contain these provisions. No material adverse adjustments or loss of revenue occurred during the last fiscal year as a result of early contract termination. The Company, as a Government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future Government contracts. The Company's books and records are subject to audit by the Defense Contract Audit Agency. These audits can result in adjustments to contract costs and fees. A final audit by the Government has been completed through fiscal 1994.

ENGINEERING AND MANUFACTURING

     The Company's technical personnel generally produce the software and systems sold by the Company and also perform the software engineering services; however, from time to time, the Company engages subcontractors and specialized consultants to perform limited portions of this work.

     The Company's systems are manufactured from standard hardware components and items, such as printed circuit boards and fabricated metal parts, which are either built by the Company or built to the Company's specifications by various outside suppliers. The Company may also use quality commercial equipment referred to as COTS for various systems, Computer hardware is purchased, by the Company, pursuant to standard original equipment manufacturer ("OEM") and Value Added Reseller ("VAR") arrangements which enable the Company to obtain discounts on these products based on the volume it purchases. In some cases, the customer furnishes the computer hardware which the Company modifies as part of the project. The Company tries to have multiple sources for all materials and components. However, due to the advanced nature of some of the Company's commercial products, chip designs may be available for short periods from only a single source.

COMPETITION

     The defense industry is dominated by several large companies, all of whom have much greater resources than the Company. These competitors include McDonnell Douglas, Lockheed-Martin, Raytheon-Hughes, Tracor, Inc., AAI, Inc., Unisys, TRW, Inc., Condor Systems, Inc., and Computer Sciences Corporation. The size and reputation of many of these companies may give them an advantage in competing for contracts. The Company also competes with several small companies which can sometimes take advantage of special government programs such as small business and small disadvantaged business set asides. The Company on certain contracts has been able to qualify for small business status when the standard selected is 750 employees or less.

     There is no single company, however, that competes directly with the Company with respect to all of the Company's major defense market segments. The Company competes on the basis of the technical expertise of its engineering staff, and the performance, reliability and price of its products and services. Government procurement regulations and recent legislation have placed a great emphasis on competitive procurements. In addition, political pressures directed at budget limitations are likely to result in keen competition on available defense industry procurements.

                                    Page -8-

BACKLOG

     The Company's funded backlog and contract backlog of orders at March 31, 1995, 1996, and 1997 were as follows (in thousands):

                                     March 31,       March 31,       March 31,
                                       1995            1996            1997
                                    ------------------------------------------

           Funded Backlog            $ 21,325        $ 20,289        $ 40,607
           Contract Backlog          $ 55,666        $ 62,030        $103,900

     Funded backlog includes orders from prime contracts and contracts with the U.S. Government, which are incrementally funded by the procuring Government office or agency. Contract backlog, which includes funded backlog, represents the aggregate contract revenues remaining to be earned by the Company at a given time over the life of the contract, whether or not fully funded. Backlog may not be indicative of net sales in any particular period because of timing differences associated with receipt of contracts, modifications and extensions.

     Beginning March 31, 1997, the Company reported two business segments:
Engineering and Technical Services ("Services") and Defense Systems ("Systems") (see Item 7 "Notes to Consolidated Financial Statements", Note 12 "Business Segments" for more information). March 31, 1997 segment backlog is as follows:

                                             Services           Systems
                                         ------------------ -----------------

           Funded Backlog                     $22,081           $18,526
           Contract Backlog                   $65,331           $38,569

RESEARCH AND DEVELOPMENT

     The Company, during fiscal year 1997, continued its efforts to develop and apply new technology. The Company incurred expenditures of $835,000, $1,308,000, and $2,356,000 for R&D activities in fiscal 1997, 1996, and 1995, respectively. Approximately $630,000 in fiscal 1997 and $640,000 in fiscal 1996 of these expenses are eligible for reimbursement by the Government as independent research and development ("IR&D").

EMPLOYEES

     The Company believes that its continued success will be largely dependent upon its ability to continue to attract and retain highly trained professional and technical personnel. As of March 31, 1997, the Company had 661 employees. Their principal areas of expertise include engineering, electronics, computer technology and management sciences.

PATENTS AND TRADE SECRETS

     The Company currently holds no patents, but has one patent application pending for a recently developed proprietary product. The Company intends to consider the benefits of patents as to products which may be developed. The Company's personnel and various customers, suppliers and consultants are covered by trade secret agreements and other similar contractual arrangements.

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



                                   Page -9-

OFFICERS OF THE REGISTRANT

     The following table sets forth as of June 6, 1997, the names and ages of the officers of the Company and the principal positions and offices held by each such person.

     Name                      Age      Positions
     ------------------------- -------- ---------------------------------------
     John J. Sciuto            54       Chairman, President and CEO

     Christopher A. Head       45       Executive Vice President, General
                                        Counsel, and Secretary

     James D. Morgan           60       Vice President and Chief Scientist

     Laura L. Benedetti        31       Vice President of Finance and Treasurer

     MR. SCIUTO was named President and Chief Executive Officer of Comptek Research, Inc. on April 1, 1996 and President and Chief Executive Officer of Comptek Federal Systems in April 1992. Since joining Comptek in 1986, Mr. Sciuto has held positions as Vice President for Surface Navy Electronics Warfare and Senior Vice President for Defense Electronics prior to an appointment in 1991 as Division President and Chief Operating Officer for Comptek Federal Systems. Effective April 1, 1997, he was elected to the additional position of Chairman of the Board of Directors.

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

     MS. BENEDETTI was appointed Vice President of Finance and Treasurer effective April 1, 1997. Ms. Benedetti has been Treasurer of the Company since 1992. Prior to being named Treasurer of the Company she served as Controller of the Company's subsidiary, Comptek Telecommunications, Inc.

     Officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any of the Company's directors or officers.

CERTAIN FACTORS WHICH MAY AFFECT BUSINESS

     Discussed throughout this report, including in Part I, Item I, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are various factors which may affect the operations and financial condition of the Company. Particular attention is called to the following factors:

     GovernmenT Contracting.   Historically in excess of 85% of the
     ----------------------
Company's revenues had been attributable to contracts with departments and agencies of the United States Government. The majority of the Company's U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. As a contractor and subcontractor to the U.S. Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the contractor of costs incurred plus a profit related to the work performed to date of termination. All of the Company's contracts contain these provisions. The Company, as a government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future government contracts. The Company's books and records are subject to audit by the Defense



                                  Page -10-

Contract Audit Agency (DCAA), an arm of the United States Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to any such contract. DCAA audits are routine in the defense contracting industry, and the Company has been subject to such audits from time to time.

     Product Development. In each of the fiscal years ended March 31, 1995,
     -------------------
1994, and 1993 the Company substantially increased its spending in the area of product research and development in an effort to develop new products and product enhancements. The majority of this spending was for wireless data communication products, which have been transferred to ARIA. As a result of its transfer of the business operations of CTI to ARIA, the Company will no longer be engaging in R&D spending for wireless data products. Although the Company's overall spending for R&D has decreased in the fiscal years ended March 31, 1997 and 1996, as a result of the business transfer to ARIA, the Company has increased R&D spending on military related products. There can be no assurance that such R&D spending will result in future product sales or improved profit margins on sales of existing product.

     International Sales. The Company has recently placed greater emphasis on
     -------------------
international sales and has increased marketing expenses in order to compete in international markets. On March 7, 1996, the Company completed the acquisition of Advanced Systems Development, Inc. ("ASDI"). For fiscal year ended March 31, 1997, the Company's ASD division recorded sales of approximately $14 million. Approximately 50% of these sales were to foreign customers. In addition to the uncertainty as to the Company's ability, to maintain and expand an international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles and political instability. In addition, effective patent, copyright, and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, operating results, and financial condition.

     Acquisition Strategy. The Company's acquisition of ASDI is part of a
     --------------------
business development strategy which places emphasis on both internally and externally generated sales growth in niche markets. While there are currently no commitments with respect to any significant future acquisitions, management frequently evaluates the strategic opportunities available to it and, in the near-term or long-term future, expects to pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations and products, integration and retention of personnel of the acquired companies and certain financial risks. Future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition or operating results if performance is below expectations.

ITEM 2.  PROPERTIES

REAL PROPERTY

     The Company currently leases all the principal facilities used in its business. All offices are used primarily for services, engineering, manufacturing and systems development work in support of the Company's various contracts and customers, with the exception of approximately 3,000 square feet of office space occupied by the Company's corporate and administrative staff in Buffalo, New York. The

Company's lease of the facility located in Elmhurst, New York is with the prior owners of ASDI, now employees of the Company. The Company believes that the terms of this lease reflect current market conditions in that location. The following table shows the location and square footage of the Company's leased facilities (net of subleases) as of April 1, 1997:

                                  Page -11-

           Location                                Square Footage
           ---------                              ---------------
           Buffalo, New York                              39,900
           Elmhurst, New York                             23,000
           Camarillo, California                          21,644
           Arlington, Virginia                            20,779
           Virginia Beach, Virginia                       12,826
           San Diego, California                          11,612
           Goleta, California                              9,000
           Mt. Laurel, New Jersey                          6,165
           Pt. Mugu, California                            5,040
           Dahlgren, Virginia                              3,000
           Ridgecrest, California                          1,494
           Stafford, Virginia                              1,400
           Gautier, Mississippi                              560

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The Company's equipment and leasehold improvements include: computer equipment and related tools used in the design, development, testing and simulation of systems and programs; office furniture and fixtures; and leasehold improvements undertaken to accommodate computers and other equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the Company's financial position, results of operations, and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Item is not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS STOCK MARKET AND DIVIDEND INFORMATION

     The common stock of Comptek Research, Inc. is listed on the American Stock Exchange under the symbol CTK. The table below sets forth market price information for fiscal years 1996 and 1997 (April 1, 1995 through March 31,1997):

                                   Page -12-

                  QUARTER
                  ENDED             HIGH             LOW
                  ---------------------------------------
                  6/30/95           18 3/8           12 7/8
                  9/29/95           19               16 3/4
                  12/29/95          17 1/2           8
                  3/31/96           10 3/4           5
                  6/28/96           6 15/16          4 7/8
                  9/27/96           6 11/16          4 15/16
                  12/27/96          6 3/16           4 7/8
                  3/31/97           7                5 1/4

     At June 6, 1997, there were 5,258,106 shares of Common Stock outstanding, held by 444 shareholders of record, with the total number of shareholders estimated to be approximately 2,200.

RECENT SALES OF UNREGISTERED SECURITIES

     Within the past three fiscal years, the Company engaged in the following sales of shares of its common stock which were not registered under the Securities Act.

     On July 9, 1996, the Company sold 43,683 shares of common stock from its treasury account to John J. Sciuto for $218,415 in a private transaction. At the time of the transaction, Mr. Sciuto was president and chief executive officer of the Company. Mr. Sciuto represented to the Company that the purchase was for investment purposes and not with a view to resale or distribution. Mr. Sciuto further represented that he was an "accredited investor" as that term is defined and construed pursuant to Rule 501 under the Securities Act based upon his status as an executive officer of the Company. Based upon the representations of Mr. Sciuto and the terms of the investment, the Company believes the sale was exempt from the registration requirements of the Securities Act by Section 4(2) of the Act.

     Effective March 1, 1996, the Company transferred an aggregate of 623,862 shares of its common stock to Michael Gross, Nichan Tchorbajian, and Larry Diamond, the principal shareholders of ASDI, in connection with the Company's acquisition of ASDI. Messrs. Gross, Tchorbajian, and Diamond represented to the Company that their acquisition of shares of the Company was for investment purposes and not with a view to resale or distribution. Each individual further represented that he was an "accredited investor" as that term is defined and construed pursuant to Rule 501 under the Securities Act based upon his financial status. Based upon the representation of Messrs. Gross, Tchorbajian, and Diamond and the terms of the investment, the Company believes the transfer of shares was exempt from the registration requirements of the Securities Act by Section 4(2) of the Act.

     On June 29, 1995, and again on January 19, 1996, the Company sold 28,249 and 20,972 shares of common stock, respectively, to Rand Capital Corporation for $500,007 and $193,991 in private transactions. At the time of each transaction, Rand Capital Corporation, was an investment company registered under the Investment Company Act of 1940. Rand Capital represented to the Company that the purchase was for investment purposes and not with a view to resale or distribution. Rand Capital Corporation further represented that it was an "accredited investor" as that term is defined and construed pursuant to Rule 501 under the Securities Act based upon its status as an investment company. Based upon the representations of Rand Capital Corporation and the terms of the investment, the Company believes the sale was exempt from the registration requirements of the Securities Act by Section 4(2) of the Act.

                                   Page -13-

ITEM 6. SELECTED FINANCIAL DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                         1997        1996         1995          1994            1993
                                    -----------------------------------------------------------------
OPERATIONS STATEMENT DATA
Net sales                              $ 76,469    $ 55,168    $ 57,835       $ 63,073       $ 64,084
Income (loss) before loss associated
with ARIA Wireless Systems, Inc.          2,173         428          53         (4,728)           760
Net income (loss)                         2,173      (8,552)       (980)        (4,844)           816
Net income (loss) per share                 .42       (1.90)       (.22)         (1.13)           .18
Dividends per share                        --          --          --             .08             .16
BALANCE SHEET DATA
Working capital                        $  8,238    $  8,298    $  5,435       $  8,535       $ 13,684
Total assets                             24,792      25,861      21,141         23,044         29,732
Long-term debt 4,296                      4,296       7,626       2,244          3,016          4,322
Shareholders' equity                     10,572       8,245      11,275         11,527         16,196
Shareholders' equity per share             2.02        1.60        2.56           2.66           3.79

QUARTERLY FINANCIAL DATA
(unaudited) (IN THOUSANDS
EXCEPT PER SHARE DATA

FISCAL 1997                         1st Quarter  2nd Quarter 3rd Quarter   4th Quarter     Total Year
                                    -----------  ----------- ----------    -----------     ----------
Net sales                              $ 18,009    $ 18,904    $ 18,986       $ 20,570       $ 76,469
Costs and expenses                       17,356      18,073      18,066         19,353         72,848
Income before income taxes                  653         831         920          1,217          3,621
Net income                                  392         498         552            731          2,173
Net income per share                        .07         .10         .11            .14            .42
FISCAL 1996
Net sales                              $ 12,055    $ 13,228    $ 14,155       $ 15,730       $ 55,168
Costs and expenses                       12,319      12,479      13,855         15,802(2)      54,455
Income (loss) before income
taxes and loss associated
with ARIA Wireless Systems, Inc.           (264)        749         300            (72)           713
Net loss                                   (242)       (579)     (7,323)(3)       (408)        (8,552)
Net loss per share                         (.05)       (.13)      (1.63)          (.09)         (1.90)


(1) The above financial data includes the results of ASDI since March 1, 1996
(2) Includes $380 for executive management's reorganization costs.
(3) Includes $6,520 representing the complete write-down of the Company's investment in ARIA.


                                   Page -14-

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         The Company, through its wholly-owned subsidiary Comptek Federal Systems, Inc. ("CFS"), designs and develops dedicated defense related systems, software and proprietary products intended for the global military electronics market. These defense related systems provide management information and implement offensive and defensive responses in combat situations. The company also provides value based engineering and technical life cycle support services for several core competency related tactical military systems.

         In March, 1996 the Company acquired Advanced Systems Development, Inc., ("ASDI"), a highly specialized developer of electronic warfare simulation, training and software validation systems, related to electronic surveillance. At the time of acquisition by the Company, ASDI had annualized sales of slightly under $14 million with approximately half of such sales attributable to international activities. Largely as a result of the acquisition of ASDI, the Company substantially increased its presence in international markets. Expansion through acquisitions and increased international activities are both important elements of the Company's business strategy moving forward

         Prior to fiscal 1997, the Company, divided its operating activities into the Defense Electronics Systems and Service segment ("Defense segment") and the Commercial Systems and Service segment ("Commercial segment"). The Commercial segment operated, and held an investment in, commercial telecommunications. Comptek Telecommunications, Inc. ("CTI") and Industrial Systems Service, Inc. ("ISS"), designed, developed and manufactured wireless data communications systems during fiscal 1992 through 1995. Effective May 31, 1995, the Company transferred substantially all of the assets and liabilities of CTI and ISS to ARIA Wireless Systems, Inc., ("ARIA") in exchange for an equity interest in ARIA. During the third quarter of fiscal 1996 the Company initiated an intensive review of its investment in ARIA, and as a result of this review, coupled with the financial difficulties encountered by ARIA, the Company's investment in ARIA, together with any amounts then due from ARIA, was written down to zero. On April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court") to reorganize the corporation. In connection with the bankruptcy proceedings, the Company has filed a proof of claim, as a creditor, in the amount of $3 million. Although no formal claim has been filed with the Bankruptcy Court, ARIA has notified the Company of its intent to assert claims, of an unspecified amount, against the Company. While no assurances can be given, management believes, based upon the nature of the Company's claim and ARIA's threatened claim, the ultimate outcome of these proceedings are not expected to have a material adverse effect on the Company's financial position, results of operations, and liquidity.

         As a result of the ASDI acquisition, the changes in the telecommunications business, and the Company's business strategy moving forward, segment information, beginning in fiscal 1997 will be reported in two defense related segments, the Engineering and Technical Services segment ("Services") and the Defense Systems segment ("Systems").

         The Company's services and systems are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts require the Company to provide products and perform services under a contract at a stipulated price. Time-and-materials contracts reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Under cost-reimbursement contracts, the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit.

         The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. Fixed-price contracts, however, also provide the Company with greater profit opportunities. The Services segment primarily performs under time-and-materials and cost-reimbursement contracts, while the Systems segment typically operates under fixed-price contracts.

                                  Page -15-

         The Company anticipates that the U.S. Department of Defense ("DoD"), the Company's principal customer group accounting for approximately 89% of sales, will continue to reduce overall spending in real dollars. The Company expects this trend to affect virtually all defense contractors in varying degrees. Additionally, the Government, specifically DoD, continues to place emphasis on audit and investigative activities which present risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one that includes post-award reviews and audits of compliance with various procurement requirements. Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government. The Company believes that it maintains adequate internal systems to ensure compliance with these requirements and, therefore, does not anticipate a material adverse financial impact from the various and on-going procurement reviews. The DoD also audits the books and records of the Company; this can result in adjustments to contract costs and fees. These audits have been completed for all fiscal years through 1994, without material adjustments. However, there are no assurances that future adjustments will not be required.

         The Company's Government contracts are subject to termination at the Government's convenience, without cause. If a Government contract were terminated for convenience, the Company would typically be reimbursed for its allowable costs to the date of termination and be paid a proportionate amount of the stipulated profit or fee for the work actually performed. The Company has not been materially adversely affected by the termination of any Government contract.

RESULTS OF OPERATIONS

         FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996. The Company reported revenue growth of 39% for fiscal 1997. Net sales increased to $76.5 million from $55.2 million in fiscal 1996. The acquisition of ASDI at the end of fiscal 1996 resulted in the Company adding approximately $14 million to 1997 net sales. This acquisition increased overall international sales to 11% of total Company net sales, compared with less than 3% in the prior year. The Company's international sales typically occur with product lines from the Systems segment under fixed-price contracts. The Company recorded the remaining net sales increase of $7 million on contracts that provide for the performance of technical services to the U.S. Government, primarily under cost-reimbursement contracts. Most significantly, the Company's Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy increased to $22 million, or 29% of net sales, in fiscal 1997 from $18 million, or 33% of net sales, in fiscal 1996. The current ECMS contract was awarded in the first quarter of fiscal 1995 and continues through the second quarter of fiscal 1998. The Company's contract with the Naval Sea Systems Command ("NAVSEA") accounted for approximately $8 million of net sales in fiscal 1997. On May 1, 1997, the U.S. Navy awarded the Company a successor contract to continue to provide engineering services to NAVSEA. The first year value of this cost-reimbursement contract is $10 million. The contract provides for four additional one-year options, exercisable by the Navy, valued between $10.7 and $11.7 million each year. Net sales on the previous NAVSEA contract accounted for 10% of sales in 1997 and 15% in 1996. The Company's backlog as of March 31, 1997, was $103.9 million, a 67% increase from the prior year.

         Gross margins, as a percent of sales, increased to 17.2%, from 16.8% in the prior year due, to a favorable change in the Company's sales mix. The increased margin was primarily driven by the additional Systems sales, resulting from the ASDI acquisition. Systems sales typically generate higher gross margins and operating profits than Services sales, primarily due to the nature of the deliverable product and type of contract. ECMS subcontractor sales diminished ASDI's overall impact on the Company's gross margin, as these lower margin sales increased by 32% in the current year.

         Overall selling, general and administrative ("S,G&A") costs as a percentage of sales decreased to 10.6% from 13.6% primarily as a result of increased sales. The Company continued to place an emphasis on selling and marketing in both domestic and foreign markets; however, on a percentage basis the costs associated with these activities were less in 1997 than in the prior year. The change was offset by an increase in activity resulting from the acquired ASDI operations. As a result, total costs for S,G&A increased to $8.1 million compared with $7.5 million in the prior year.

         Research and development ("R&D") efforts, during fiscal 1997, were focused on enhancing and maintaining existing products and systems. Fiscal 1996 expenditures of $1.3 million included two months of activity from the Company's former Commercial segment's operations totaling approximately $300,000.



                                  Page -16-

Fiscal 1996 R&D activities concentrated on the development of new proprietary military products and the Company elected to participate in a U.S. Government research and development project. Spending levels in 1997, when compared fiscal 1996 excluding the Commercial segment's operations, decreased by 17%. The Company anticipates that future R&D expenditures will likely increase as the Company expands its current product lines.

         Net interest expense increased during the current year to $595,000 from $218,000. This increase was associated with the establishment of $5 million in long-term debt used to acquire ASDI in March 1996. This five-year term loan accounted for approximately $386,000 of the Company's 1997 total interest expense. As of March 31, 1997, the principal balance of the term loan decreased to $4 million. The Company's revolving credit facility was positively impacted by current year operating cash levels. As a result, the interest expense associated with this facility decreased when compared with the prior year.

         The Company recorded income tax expense (Federal and state) at the rate of 40% for fiscal 1997 and 1996. The Company, throughout the year, reduced its income tax payments due to its available net operating loss ("NOL") carryforward and other available credits. A statement of operations' benefit was recorded by the Company in the period when those NOL's and credits were generated. As of the March 31, 1997, the Company utilized substantially all of the available NOL carryforward. The Company has other available credits of $612,000 as of March 31, 1997.

         FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995. During 1996, the Company's operating activities were primarily concentrated in the Defense segment. In March 1996, the Company completed the acquisition of ASDI. This transaction was accounted for as a purchase and, accordingly the assets, liabilities and results of operations have been consolidated with those of the Company since the acquisition date of March 1, 1996. The results of operations for the one month ended March 31, 1996, were not material to the Company's consolidated fiscal 1996 financial results.

         Transactional activities relating to the Commercial segment and its investment in ARIA had a significant impact on the Company's fiscal 1996 financial performance. During the first quarter, the Company, along with the other shareholders of a predecessor corporation responsible for the marketing and sale of wireless data communication products, which was also named ARIA Wireless Systems, Inc., (old ARIA), completed a transaction to reorganize and capitalize ARIA. As a result of this transaction, old ARIA was merged into ARIA and all aspects of research and development, engineering, manufacturing, marketing and sale of the DataMover and related wireless data communications products were consolidated in ARIA. This transaction affected several aspects of the Company's financial statements as the Company contributed its remaining Commercial segment net assets to ARIA in exchange for stock in that company. Losses associated with the ARIA investment were $8.98 million in fiscal 1996, and included the Company's equity share of ARIA's operating losses and the complete write-down of the Company's remaining investment balance. The Company recorded a similar loss of $1.03 million in fiscal year 1995 that represented the Company's pro rata share of ARIA's operating losses during that period.

         Net sales for fiscal 1996 decreased from fiscal 1995 by 4.6% to $55.2 million. The elimination of Commercial segment sales accounted for approximately half of the total decrease.

         Delays in subcontractor activity on the ECMS contract during the first half of the fiscal year affected the Defense segment's net sales during the year. This contract represented approximately 33% of the Company's net sales in 1996, compared with 38% in 1995. Total Company backlog at March 31, 1996 increased from the prior year to $62 million, or 11%, primarily due to the acquisition of ASDI in March 1996. The acquisition was completed by merger of ASDI into Comptek Federal Systems, Inc., a wholly-owned subsidiary of the Company.

         The gross margin percentage increased to 16.8% from 14.6% in 1995, primarily due to the Company's 1996 sales mix. Decreasing lower margin cost-plus subcontractor sales on the ECMS contract and the completion of work earlier than anticipated on a higher margin fixed-price contract, produced overall higher margins in 1996. Additionally, the Commercial segment, in 1995, negatively impacted gross margins.

         The Defense segment during fiscal 1996 placed greater emphasis on selling and marketing with a view toward attracting new customers in both foreign and domestic markets and introducing new proprietary military products. Accordingly, total S,G&A costs increased to $7.5 million from $6.4 million in 1995.


                                   Page -17-

Additionally, the Company recorded costs associated with the reorganization of executive management. S,G&A, as a percentage of sales increased to 13.6% in fiscal 1996, from 11% in fiscal 1995.

         The first quarter 1996 transfer of the Commercial segment's operations to ARIA resulted in a decrease of the Company's R&D spending. A net reduction in R&D expenditures of $1.1 million includes a decrease of $1.5 million in the Commercial segment and an increase of approximately $400,000 in the Defense segment. During fiscal 1996 the Defense segment concentrated on the development of new proprietary military products and elected to participate in a U.S. Government research and development project.

         Other income of $477,000 was recorded, net of associated legal fees, as a result of the settlement of litigation between the Company and M~Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc. ("Poly Circuits"). The lawsuit was initiated by the Company against Poly Circuits seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company that were installed in the Company's wireless data transmission devices. The Company recorded a charge in fiscal 1994 for the costs associated with the program to repair and replace these defective boards and the write-off of defective boards remaining in inventory. The settlement received by the Company included $300,000 in cash and 20,000 shares of M~Wave, Inc., common stock.

         Net interest expense increased to $218,000 in fiscal 1996, from $73,000 in fiscal 1995. This increase is due to a higher average outstanding debt balance, compared with 1995, coupled with increases in the LIBOR borrowing rate, which have occurred since April 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Fiscal 1997 operating activities provided approximately $4.2 million in cash flow, an increase of 414% when compared with $814,000 in 1996. This substantial growth in cash flow is primarily driven by the increases in sales and net earnings. Additionally, the collection of receivables and reduction of inventories provided cash while reductions in accounts payable and accrued liabilities required cash. Approximately $3.3 million in cash was used to reduce long-term debt during the year. The Company also purchased approximately $600,000 in capital equipment and $400,000 of the Company's common stock. The Company, during fiscal 1997, purchased a total of 77,500 common shares, out of 200,000 common shares approved to be repurchased by the Company's Board of Directors.

         During fiscal 1996, the Company funded the operations of the Commercial segment through May 31, 1995, and provided operating cash to ARIA through the purchase of senior subordinated notes totaling $1,827,000. Additionally, during 1996, the Company obtained cash from both the settlement of litigation and the payments on a note taken in the sale of a subsidiary. On March 1, 1996, the acquisition of ASDI resulted in the Company using approximately $370,000 in cash and acquiring cash of approximately $69,000.

         On March 31, 1997, long-term debt decreased to $4.3 million from $7.6 million at March 31, 1996. Total debt to equity (1997: 1.34 to 1; 1996: 2.14 to
1) showed notable improvements as the Company posted significant increases in net income and used operating cash to reduce total debt. Accordingly, working capital remained stable when compared with the prior year. The Company anticipates the cash flows from operations and available borrowing capacity will be sufficient to cover working capital, capital expenditure demands and the repayment of long term debt in the coming year.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, is required to be adopted in fiscal 1998. If SFAS No. 128 had been effective for fiscal 1997, it would not have had a material impact on the calculation of earnings per share, considering the insignificant effect of the Company's common stock equivalents. SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and SFAS No. 123, Accounting for Stock-Based Compensation were adopted in fiscal 1997. The Company's previous policy on impairment was not materially different from that prescribed by SFAS No. 121. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, and has included the necessary disclosure in the Notes to the Consolidated Financial Statements.



                                   Page -18-

INFLATION

         Inflation has, and continues to have, minimal effect upon the Company's results. Where competitive conditions and government regulations permit, the Company seeks to reduce the potential impact of inflation by negotiating price escalation into contracts.

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENT

         Past performance is not a guarantee of future results. The 1997 Annual Report, including this Management's Discussion and Analysis, contains forward-looking statements about Comptek's plans, management's expectations for the Company's role in the defense industry, and the vision for the growth prospects for the Company. These forward-looking statements are subject to risks and uncertainties. Plans may also change based on changing business conditions. The reader is cautioned that such risks and uncertainties could cause actual future results to differ materially from those inferred by the forward-looking statements. Since the Company's primary customer group is the U.S. Government (89% of revenues for fiscal year 1997 are attributable to DoD prime and subcontracts), future results could be materially affected by: the Government's redirection, contract modification or termination, or similar actions, to stop or delay contract performance; Government budgetary actions; and contracting and payment practices of current and future customers. Some additional uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly skilled technical and professional employees; the availability of capital; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. The Company may also be adversely affected by changes in domestic and international economic conditions, technological developments, and intense competition. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations and results.


                                   Page -19-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                MARCH 31,
                                                            1997      1996
                                                         ---------------------
ASSETS
Current assets:
Cash and equivalents                                     $    425    $    160
Receivables                                                15,534      15,776
Inventories                                                 1,381       1,582
Other                                                         473         770
                                                         --------    --------
    Total current assets                                   17,813      18,288

Equipment and leasehold improvements, net                   2,179       2,491

Other assets                                                4,800       5,082
                                                         --------    --------
Total assets                                              $24,792    $ 25,861
                                                          =======    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                   $  1,079    $  1,051
Accounts payable                                            3,345       4,594
Accrued salaries and benefits                               2,933       2,833
Other accrued expenses                                      2,218       1,512
                                                         --------    --------
    Total current liabilities                               9,575       9,990

Deferred income taxes                                         349        --
Long-term debt, excluding current installments              4,296       7,626
Commitments and contingencies (note 7)

Shareholders'equity:
Common stock, par value, $.02 per share
  Authorized 10,000,000 shares; issued
  5,369,344 in 1997 and 5,272,205 in 1996                     107         105
Additional paid-in capital                                 15,130      14,582
Loan to officer                                              (218)       --
Accumulated deficit                                        (3,609)     (5,782)
                                                         --------    --------
                                                           11,410       8,905

Less cost of treasury shares                                 (838)       (660)
                                                         --------    --------
  Total shareholders' equity                               10,572       8,245
                                                         --------    --------

Total liabilities and shareholders' equity               $ 24,792    $ 25,861
                                                         ========    ========


See accompanying notes to consolidated financial statements

                                    Page -20-

  COMPTEK RESEARCH, INC.  AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except per share data)

                                                                         YEAR ENDED MARCH 31,
                                                                    1997      1996        1995
                                                                 --------------------------------
NET SALES                                                        $ 76,469   $ 55,168    $ 57,835

Operating costs and expenses:
  Cost of sales                                                    63,320     45,904      49,387
  Selling, general and administrative                               8,098      7,502       6,380
  Research and development                                            835      1,308       2,356
  Other income                                                       --         (477)       (331)
                                                                 --------   --------    --------
OPERATING PROFIT                                                    4,216        931          43

Interest expense, net                                                 595        218          73
                                                                 --------   --------    --------
Income (loss) before income taxes and loss associated
with ARIA Wireless Systems, Inc.                                    3,621        713         (30)
Income taxes (benefit)                                              1,448        285         (83)
                                                                 --------   --------    --------
Income before loss associated with ARIA Wireless Systems, Inc.      2,173        428          53
Loss associated with ARIA Wireless Systems, Inc.                     --       (8,980)     (1,033)
                                                                 --------   --------    --------
NET INCOME (LOSS)                                                $  2,173   $ (8,552)   $   (980)
                                                                 ========   ========    ========
Net income (loss) per share                                           .42   $  (1.90)   $   (.22)
                                                                 ========   ========    ========
Weighted average number of common shares outstanding                5,207      4,508       4,373
                                                                 ========   ========    ========





 See accompanying notes to consolidated financial statements.

                                   Page -21-


COMPTEK RESEARCH, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                           YEAR ENDED MARCH 31,
                                                                        1997      1996      1995
                                                                       ----------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                      2,173    $(8,552)   $  (980)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                       1,190        994      1,281
   Deferred income taxes                                                 841        183       (262)
   Loss associated with ARIA Wireless Systems, Inc.                       --      8,980      1,033
   Other non-cash charges and credits, net                               130       (353)      (974)
   Changes in assets and liabilities providing (using)
   cash, excluding effects of acquisition:
     Receivables                                                         242       (649)     1,265
     Inventories                                                         201       (620)       462
     Long term receivable and other                                      (32)        53     (1,465)
     Accounts payable and accrued expenses                              (559)       778         80
                                                                     -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,186        814        440
                                                                     -------    -------    -------

INVESTING ACTIVITIES:
Expenditures for equipment and leasehold improvements                   (643)      (889)    (1,322)
Loan to officer for stock purchase                                      (218)        --         --
Acquisition of business, net of cash acquired                             --       (301)        --
Investment in ARIA Wireless Systems, Inc.                                 --     (1,827)      (550)
Proceeds from sale of assets, primarily the assets of a subsidiary        --        375      1,703
                                                                     -------    -------    -------
NET CASH USED BY INVESTING ACTIVITIES                                   (861)    (2,642)      (169)
                                                                     -------    -------    -------

FINANCING ACTIVITIES:
Proceeds from (payment of) revolving debt                             (2,250)     1,400       (596)
Proceeds from issuance of long-term debt                                  --      5,000         --
Payment of long-term debt                                             (1,052)    (5,782)      (189)
Repurchase of common stock                                              (427)       (51)        --
Proceeds from the sale of treasury stock                                 318      1,073        280
Proceeds from sale of common stock                                       351        277        260
                                                                     -------    -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (3,060)     1,917       (245)
                                                                     -------    -------    -------

Net increase in cash and equivalents                                     265         89         26
Cash and equivalents at beginning of year                                160         71         45
                                                                     -------    -------    -------
CASH AND EQUIVALENTS AT END OF YEAR                                  $   425    $   160    $    71
                                                                     =======    =======    =======


Supplemental disclosure of cash flow information (note 11)

See accompanying notes to consolidated financial statements.


                                    Page -22-


COMPTEK RESEARCH, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
                                                                                                             RETAINED
                                                           COMMON STOCK                                      EARNINGS       TOTAL
                                          ------------------------------------------- ADDITIONAL   LOAN      (ACCU-         SHARE-
                                                 ISSUED             TREASURY           PAID-IN     TO         MULATED      HOLDERS'
                                          SHARES      AMOUNT   SHARES      AMOUNT      CAPITAL    OFFICER     DEFICIT)      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, MARCH 31, 1994       4,656       $93        322     ($1,260)     $8,944       --        $3,750     $11,527
Exercise of stock options, including
tax benefit of $188                          56          1         --          --         447       --            --         448

Sale of treasury stock                       --         --        (23)         65         215       --            --         280

1995 net loss                                --         --         --          --          --       --          (980)       (980)

-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS'EQUITY, MARCH 31, 1995       4,712        $94        299     ($1,195)     $9,606       --        $2,770     $11,275

Exercise of stock options, including
tax benefits of $12                          36          1         --          --         288       --            --         289

Repurchase of common stock                   --         --          6         (51)         --       --            --         (51)

Sale of treasury stock                       --         --        (92)        280         793       --            --       1,073

Issuance of common stock in
connection with acquisition                 524         10       (100)        306       3,895       --            --       4,211

1996 net loss                                --         --         --          --                             (8,552)     (8,552)
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, MARCH 31, 1996      5,272       $105        113       ($660)    $14,582       --       ($5,782)   $  8,245

Exercise of stock options                     6         --         --          --          21       --            --          21

Sale of common stock                         91          2         --          --         458       --            --         460

Repurchase of common stock                   --         --         78        (427)         --       --            --        (427)

Sale of treasury stock                       --         --        (66)        249          69       --            --         318

Loan to officer for stock purchase           --         --         --          --          --     (218)           --        (218)

1997 net income                              --         --         --          --          --       --         2,173       2,173

-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, MARCH 31, 1997      5,369       $107        125       ($838)    $15,130      ($218)    ($3,609)    $10,572
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                    Page -23-

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997, 1996 and 1995

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

------------------------------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONSOLIDATION - The consolidated financial statements include the accounts of Comptek Research, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions are eliminated in consolidation.

     REVENUE RECOGNITION - The Company's operations consist of furnishing computer-technology-related products and services used in information evaluation and data communications primarily for military applications. The Services segment generally provides engineering technical services under prime contracts and subcontractual arrangements. The Services segment performs typically under cost-reimbursement or time-and-material contracts. Revenue on cost-reimbursement contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Time-and-Material contract revenue is recognized when the Company incurs labor accounted for at an established hourly rate negotiated in the contract, plus the cost of materials incurred. The Systems segment, which designs and produces operational, diagnostic and training systems, typically operates under fixed-price contracts. Revenue on fixed-price contracts is recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. Certain contracts have terms extending beyond the Company's financial reporting year. Revisions in costs and estimated earnings are reflected in the year when the additional data becomes known. Provisions for estimated losses on contracts are recorded in the period such losses are determined.

     The Company's United States Government contracts are subject to Government audit of direct and indirect costs. All such incurred cost audits have been completed through March 31, 1994. Management does not anticipate any material adjustment to the consolidated financial statements as a result of such audits.

     CASH EQUIVALENTS - Cash equivalents consist of liquid, short-term investments with an original maturity of three months or less.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Machinery and equipment and furniture and fixtures are stated at cost and are depreciated, using the straight-line method, over estimated useful lives of five to ten years. Improvements to leased property, also stated at cost, are amortized using the straight-line method over the remaining lease term or the useful life of the improvement, whichever is shorter.

     INTANGIBLE ASSETS ARISING FROM BUSINESS ACQUISITIONS - These assets, consisting of the excess of cost over the fair value of assets acquired, are carried at the lower of cost or net realizable value, and are amortized on the straight-line method over the period of estimated benefit, generally ranging from 15 and 20 years. Net realizable value of intangibles is determined based on the projected operating cash flows of the underlying business.


          INVESTMENT IN EQUITY AFFILIATE - The Company fully wrote-down its investment in ARIA Wireless Systems, Inc. ("ARIA") during fiscal 1996. Previously, the Company used the equity method of accounting.



                                  Page -24-

          INCOME TAXES - Deferred taxes are determined based upon the tax effect of the difference between financial statement and tax bases of assets and liabilities, and for loss and credit carryforwards. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of financial instruments approximate their carrying amounts in the balance sheet.


     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company's 1997 fiscal year end. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. On April 1, 1996, the Company adopted the disclosure alternative under SFAS No. 123 which requires the presentation of the pro forma effects on net income and net income per share as if the fair-value-based method defined in SFAS No. 123 had been adopted.

     SHARE DATA - Net income per share data is based on the weighted average number of shares of common stock outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents.

(2)  OTHER FINANCIAL DATA

-------------------------------------------------------------------------------
Following are details concerning certain balance sheet accounts:

     RECEIVABLES                                               MARCH 31,
                                                          1997           1996
                                                         --------      --------
                                                              (In thousands)
Long term contracts:

   Amounts billed                                        $  7,950      $  8,588

   Unbilled costs and estimated earnings                    6,267         6,509

   Retainage and holdbacks                                    390           688
                                                         --------      --------

Total long term contract receivables                       14,607        15,785

Other trade                                                   927            41
                                                         --------      --------

Total receivables                                          15,534        15,826

Less allowance for doubtful accounts                           --           (50)
                                                         --------      --------

Receivables, net                                         $ 15,534      $ 15,776
                                                         ========      ========



Unbilled contract receivables are comprised primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at March 31, 1997, will be received upon presentment of billings or completion of contracts. Substantially all unbilled amounts are expected to be collected within one year. On March 31, 1997, $11.6 million of total receivables were from U.S. customers and $ 3.9 million were from international customers. On March 31, 1996, $12.6 million of total receivables were from U.S. customers and $3.2 million were from international customers.

                                  Page -25-

INVENTORIES

                                                               MARCH 31,
                                                             1997      1996
                                                        ----------   ---------
                                                             (In thousands)

                  Finished goods                          $    49    $   116

                  Work-in-progress                            170         86

                  Parts stock                               1,162      1,380
                                                          -------    -------

                  Total inventories                       $ 1,381    $ 1,582
                                                          =======    =======



EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                               MARCH 31,
                                                            1997       1996
                                                          -------    -------
                                                              (In thousands)
              Cost:

                Machinery and equipment                   $ 7,611    $ 7,328

                Furniture and fixtures                        855        852

                Leasehold improvements                      1,059      1,039
                                                          -------    -------

                                                            9,525      9,219

              Less accumulated depreciation                (7,346)    (6,728)
                                                          -------    -------

              Equipment and leasehold improvements, net   $ 2,179    $ 2,491
                                                          =======    =======


OTHER ASSETS

                                                               MARCH 31,
                                                            1997       1996
                                                          -------    -------
                                                             (In thousands)
              Intangible assets arising from
              business acquisition, net of
              accumulated amortization of
              $264,000 at March 31, 1997
              and $29,000 at March 31, 1996               $ 4,467    $ 4,604

              Deferred income taxes                            --        350

              Other                                           333        128
                                                          -------    -------

              Total other assets                          $ 4,800    $ 5,082
                                                          =======    =======


 (3) LONG-TERM DEBT



                                                                MARCH 31,

                                                            1997       1996
                                                          -------    -------
                                                            (In thousands)

              Revolving credit note (a)                   $ 1,250    $ 3,500

              Term note (b)                                 4,000      5,000

              Other                                           125        177
                                                          -------    -------

              Total long-term debt                          5,375      8,677

              Less current installments                    (1,079)    (1,051)
                                                          -------    -------



              Long-term debt, excluding current
               installments                               $ 4,296    $ 7,626
                                                          =======    =======


                                  Page -26-

         The Company has a credit facility which consists of a maximum borrowing line of $10,000,000 under a revolving credit agreement and a five-year term loan of $5,000,000, both secured by substantially all of the Company's assets.

         (a) The revolving credit agreement provides for interest at the prime rate or 2.0% above LIBOR (at the Company's option) and a fee of 1/4% of any unused portion of the line. Borrowings under this agreement mature March 31, 1998, at which time the Company has the option to convert the borrowings into a four-year term loan, with principal and interest payable monthly at prime plus 1/2%.

         (b) The five-year term loan provides for interest at 8.5%, with principal and interest payable monthly and a maturity date of March 31, 2001.

         Both agreements stipulate that the Company maintains minimum levels of working capital and tangible net worth, and not exceed prescribed levels of capital expenditures and operating lease expense. Furthermore, the agreements prohibit the Company from the payment of cash dividends.

         Total interest expense was $616,000, $260,000 and $138,000 in 1997,
1996 and 1995, respectively.

         Assuming conversion of the revolving credit note to term debt, the maturities of long-term debt at March 31, 1997 are: $1,079,000 in 1998, $1,367,000 in 1999, $1,330,000 in 2000, $1,313,0000 in 2001, and $286,000 in
2002.


(4)  INCOME TAXES
------------------------------------------------------------------------------


     The composition of income taxes (benefit) reflected in operations is as follows:

                                                         MARCH 31,
                                             1997            1996        1995
                                          ----------     ----------  ----------
                                                          (In thousands)
CURRENT:
Federal                                      $   319       $    --      $    --
State                                            288           102          179
                                             -------       -------      -------
                                                 607           102          179
                                             -------       -------      -------
DEFERRED:
Federal                                          912           172         (254)
State                                            (71)           11           (8)
                                             -------       -------      -------
Total deferred                                   841           183         (262)
                                             -------       -------      -------
TOTAL INCOME TAXES (BENEFIT)                 $ 1,448       $   285      $   (83)
                                             =======       =======      =======

     Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to income (loss) before income taxes and loss associated with ARIA as follows:


                                                             MARCH 31,
                                                     1997      1996        1995
                                                  ----------  --------    --------
                                                          (In thousands)

Income taxes at the Federal statutory rate          $1,231    $  242     $    6
State tax effect                                       143        75        116
General business and other credits                      --       (29)      (225)
Other                                                   74        (3)        20
                                                    ------    ------     ------
Total income taxes (benefit)                        $1,448    $  285     $  (83)
                                                    ======    ======     ======



                                   Page -27-

         The tax effects of loss and credit carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 1997 and 1996, are as follows:


                                                                MARCH 31,
                                                           1997          1996
                                                          -------       -------
                                                               (In thousands)

Deferred tax assets:
Net operating loss carryforwards                          $   271       $ 1,441
Tax credit carryforwards                                      612           834
Accrued expenses not currently deductible                     414           505
Loss on investment not currently deductible                 3,160         3,160
Other, net                                                    296           249
                                                          -------       -------
Total gross deferred tax assets                             4,753         6,189
Valuation allowance                                        (3,830)       (3,830)
                                                          -------       -------
Net deferred tax assets                                       923         2,359
                                                          -------       -------
Deferred tax liabilities:

Receivables on engineering contracts                        1,314         1,867

Depreciation                                                   74           116
                                                          -------       -------
Total deferred tax liabilities                              1,388         1,983
                                                          -------       -------
Net deferred tax asset (liability)                        $  (465)      $   376
                                                          =======       =======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management primarily considers the effect of taxable temporary differences and projected future earnings in making this assessment.

         The net deferred tax asset (liability) is reported in the consolidated balance sheet as follows:

                                                                 MARCH 31
                                                            1997           1996
                                                           ------          -----
                                                               (In thousands)

Other current assets                                        $  --          $  26

Other non-current assets                                       --            350
Other accrued expenses                                       (116)            --
Non-current liabilities                                      (349)            --
                                                            =====          =====
Net deferred tax asset (liability)                          $(465)         $ 376
                                                            =====          =====

         At March 31, 1997, the Company has general business credits of $392,000 which expire from 2004 to 2013. The Company also has $220,000 of alternative minimum tax credit carryforwards available with no expiration date.

(5) STOCK OWNERSHIP PLANS
-------------------------------------------------------------------------------

         Pursuant to the Company's Equity Incentive Plan, options to purchase shares have been granted to certain key employees. The Company may award up to 948,000 shares in the form of stock options, restricted stock, performance shares and other equity awards under this plan. Through March 31, 1997, stock options and equity awards related to incentive compensation have been issued pursuant to this plan. All options are granted with an exercise price not below fair market value at date of grant, have a term of ten years and become exercisable in either equal quarterly or equal annual increments over a period of one to five years.

                                   Page -28-

         The Company's Non-Employee Director Stock Option Plan allows the Company to award up to 100,000 shares in the form of non-qualified stock options. Such directors receive options to purchase 10,000 shares of Common Stock at the time such director is appointed or elected, and options to purchase 1,000 shares of Common Stock following each annual meeting thereafter so long as the individual remains an eligible director. All options are exercisable at a price not below fair market value at date of grant, have a term of ten years, and become exercisable one year after date of grant.

         The following is a summary of stock option activity:

                                                                          March 31,
                                                  1997                       1996                       1995
                                                  ----                       ----                       ----
                                         Number of     Weighted     Number of     Weighted     Number Of    Weighted
                                          Shares       Average       Shares       Average       Shares       Average
                                           Under       Exercise       Under       Exercise       Under      Exercise
                                          Options       Price        Options       Price        Options       Price
                                        ------------ ------------- ------------ ------------- ------------ ------------
Outstanding at beginning of year            480,659      $   9.13      397,590      $  10.90      432,040     $   9.90
Granted                                     317,814          5.59      188,474         16.24       56,000        15.24
Exercised                                    (6,200)         3.52      (36,405)         7.61      (56,350)        4.58
Canceled                                   (355,814)        13.00      (69,000)         8.12      (34,100)       15.28
                                        ------------ ------------- ------------ ------------- ------------ ------------
Outstanding at end of year                  436,459      $   6.54      480,659     $    9.13      397,590      $ 10.90
                                        ============ ============= ============ ============= ============ ============

Exercisable at end of year

                                             70,645      $   3.83      188,680      $   6.91      170,359     $   5.92

         During fiscal 1997, the Company granted options totaling 317,814 of which 202,814 options were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $13.125 to $17.75. These "repriced" options were issued at the fair market value on the date of grant, or $5.625.

         At March 31, 1997, the range of exercise prices and weighted average contractual life of outstanding and exercisable options was $3.25 to $17.63 and
7.36 years, respectively.

         Under the Equity Incentive Plan and Non-Employee Director Stock Option Plan, 226,760 and 37,000 shares, respectively, were available at March 31, 1997 for future grants. Under the Company's Employee Stock Purchase Plan, each employee, whose customary employment is more than 20 hours per week, is eligible to purchase the Company's stock at a 15% discount. In fiscal 1997, 92,521 shares were purchased by employees from the Company's treasury shares, under this plan, at prices ranging from $4.57 to $4.83 per share. In fiscal 1996, 36,695 shares were purchased from the Company's treasury shares, under this plan, at prices ranging from $4.36 to $14.77 per share. In fiscal 1995, 19,040 shares were purchased from the Company's treasury shares at prices ranging from $11.48 to $12.54 per share.

         The Company has calculated the pro forma disclosures required under SFAS No. 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model. The following assumptions were used in this model: optionees were stratified into three groups based on historical exercise behavior; risk free interest rate ranged from 6.5% to 6.8%; volatility ranged from 47% to 52%; the expected life of the option was three, five, or ten years; and there was no expected dividend yield.

         Had the Company adopted SFAS No. 123 , the weighted average fair value of options granted in 1997 and 1996 would have equaled $2.67 and $8.06, respectively. Additionally, had the Company determined compensation cost based on the fair value provisions of SFAS No. 123, net income for fiscal 1997 would have been $1,676,000, or $.32 per share. For fiscal 1996, the net loss would have been $9,239,000, or $ 2.05 per share.




                                    Page -29-

(6)      EMPLOYEE BENEFIT PLANS
-------------------------------------------------------------------------------
401 (K) PLAN

         All full-time regular employees are eligible for participation in the Company's 401(k) Plan on their date of hire. All other employees become eligible upon meeting certain requirements. Eligible employees may make voluntary contributions to the Plan in the form of 1% to 18% salary reductions. The first 4% of a participant's contribution is matched by the Company at the rate of 30%. In addition, the Company contributes 1% of each eligible participant's annual compensation. Plan expense was $579,000, $514,000, and $473,000 in 1997, 1996, and 1995, respectively.

INCENTIVE COMPENSATION

         Officers and certain key employees of the Company participate in a plan which provides for additional compensation primarily based on the Company attaining certain predetermined performance measures. Total expense under this plan was $1,069,000 in 1997, $780,000 in 1996, and $889,000 in 1995.

         For most individuals with incentive compensation levels over $4,000 in 1997, 1996, and 1995, at least twenty-five percent (25%) of their total award was paid in the form of Company stock.

(7)  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

         The Company conducts its operations from leased facilities and leases certain equipment, all of which are classified primarily as operating leases. All leases expire prior to the year 2003. It is expected that in the normal course of business, leases that expire will be renewed or replaced. The aggregate minimum lease commitment under non-cancelable leases with a remaining term greater than one year as of March 31, 1997 was $5,286,000, payable as follows: $1,612,000 in 1998, $1,396,000 in 1999, $1,212,000 in 2000, $786,000 in
2001, and $280,000 for the years thereafter.

         Rental expense incurred from operating leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) was $1,674,000 in 1997, $1,439,000 in 1996, and $1,594,000 in 1995.

         The Company is involved in various legal proceedings and claims which have arisen in the ordinary course of business that have not been finally resolved. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the Company's financial position.

(8)   ACQUISITION
-------------------------------------------------------------------------------
         Effective March 1, 1996, the Company acquired all of the outstanding stock of Advanced Systems Development, Inc. ("ASDI"), a privately-held developer of simulation, training and software validation systems for electronic warfare sold in both domestic and international markets. The purchase price consisted of $329,842 in cash, forgiveness of a note of $22,019 and 623,892 shares of the Company's common stock.

         The acquisition was accounted for as a purchase and the excess of purchase price over the final allocation of the fair value of net assets acquired was $4,671,000. This amount is being amortized on a straight-line basis over 20 years.

         The following unaudited pro forma summary presents information as if the ASDI acquisition occurred at the beginning of fiscal 1995. The pro forma information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of what would have occurred if the acquisition was put into effect at the beginning of fiscal 1995, nor is it necessarily indicative of future results of operations of the combined enterprise.


                                  Page -30-

                                                                 MARCH 31
                                                1996                              1995
                                         -------------------               ------------------
                                               (In thousands, except per share data)

                Net sales                       $69,210                          $69,871
                Net  loss                       (8,024)                            (758)
                Net loss per share               (1.65)                            (.17)




(9)   OTHER INCOME
--------------------------------------------------------------------------------

         The 1996 other income consists of a settlement from a lawsuit initiated by the Company in May 1994 against M~Wave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc., seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company by Poly Circuits, Inc.

         The 1995 other income represents an adjustment from a 1994 charge for the anticipated loss on disposal of a subsidiary. The disposal occurred in 1995 at a final loss which was $331,000 less than that provided for in 1994.

(10)     EQUITY  INVESTMENT
--------------------------------------------------------------------------------


         Effective May 31, 1995, the shareholders of ARIA, including the Company completed a transaction to reorganize and capitalize a new entity, which continued to use the ARIA Wireless Systems, Inc. name. The Company contributed approximately $7 million of net assets to ARIA in connection with this transaction. During the third quarter of fiscal 1996, the Company, after considering ARIA's continuing losses and financial condition, and after reviewing the Company's related strategic alternatives, charged the full amount of its investment in ARIA, together with any amounts then due from ARIA, to income. The amount of this charge, including additional fourth quarter adjustments, was $6,520,000 and was included in the loss associated with ARIA on the 1996 Consolidated Statement of Operations.

         On April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court") to reorganize the corporation. In connection with the bankruptcy proceedings, the Company has filed a proof of claim as a creditor in the amount of $3 million. Although no formal claim has been filed with the Bankruptcy Court, ARIA has notified the Company of its intent to assert claims, of an unspecified amount, against the Company. While no assurances can be given, management believes, based upon the nature of the Company's claim and ARIA's threatened claim, the ultimate outcome of the proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.



                                  Page -31-

(11)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------

                                                                                               MARCH 31,
                                                                             1997                1996               1995
                                                                      --------------------------------------------------

                                                                                            (In thousands)

              CASH FLOW DATA:

              Interest paid                                                 $607             $   225            $  155

              Income tax paid                                                 38                 119               188

              NONCASH INVESTING AND FINANCING ACTIVITIES:

              Equity awards                                                  130                 ---               ---

              Net liabilities acquired                                        --                  57                --

              Contribution of net assets of a subsidiary to
              ARIA Wireless Systems, Inc.                                     --               6,994                --

              Return to operations of certain assets
              originally held for sale                                        --                  --             1,750

              Note received upon sale of subsidiary, net of collections       --                  --               600


(12)     BUSINESS SEGMENTS
--------------------------------------------------------------------------------

         At the inception of fiscal 1997, the Company began operating within two business segments: Engineering and Technical Services ("Services") and Defense Systems ("Systems").

SERVICES

         Services provides technical support including systems and software engineering, program management, software verification and validation, and training predominantly to the U. S. Department of Defense primarily under cost-reimbursement and time-and-materials contracts. Services operations are located in the U.S., typically near or on U.S. military command installations. Significant Services contracts include: Naval Air Systems Command for Electronic Combat Missions Systems ("ECMS") and the Naval Sea Systems Command ("NAVSEA"). The ECMS contract contributed 29% of total Company sales in 1997, 33% in 1996, and 38% in 1995. The NAVSEA contract accounted for 10% of total Company sales in 1997, 15% in 1996, and 13% of sales in 1995. No other Services customer accounted for more than 10% of total Company sales during such periods, although the Company's principal customer group is the U.S. Department of Defense, representing 89% of 1997 total Company sales.

SYSTEMS

         This segment designs and produces technically advanced products and systems. These systems include operational, diagnostic and training software which utilize commercial off the shelf hardware when possible. Specific areas of specialty include: electronic warfare, battle management and simulation. Systems operations are located in the U. S.;however, this segment provides systems to customers located world-wide and to allied military governments primarily under fixed-price contracts. International sales represented approximately 11% of total Company sales in 1997, and less than 3% and 1% in 1996 and 1995, respectively. No Systems customer accounted for more than 10% of total Company sales during such periods.



                                  Page -32-

         Information for these segments in 1997 is as follows:

                                    Services        Systems       Corporate         Consolidated
NET SALES                           $55,411         $21,058       $        -        $     76,469
OPERATING PROFIT                      2,810           1,406                -               4,216
IDENTIFIABLE ASSETS                  16,156           8,101              535              24,792
CAPITAL EXPENDITURES                    500             132               11                 643
DEPRECIATION AND
     AMORTIZATION                       740             435               15               1,190


--------------------------------------------------------------------------------

         Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate, general and administrative costs were allocated to each segment on a pro rata basis.

         As discussed below, during 1996 and 1995 the Company did not accumulate financial activities by the segments identified during fiscal 1997. The Company, therefore, has reported segment information for only fiscal 1997.

         During fiscal 1996 the Company reported operations under one segment, Defense Electronics Systems and Services. In March 1996, the Company acquired ASDI, that when added to the Company's existing Systems business, for 1997, created a significant business segment. Additionally, in the prior years, the Defense Electronics Systems and Services segment principally operated under the current definition of the Services segment.

         Prior to 1996, the Company operated and held investments in the commercial wireless telecommunications industry. The Company reported two business segments in 1995: Defense Electronics Systems and Services, and Commercial Systems and Services. During the first quarter of fiscal 1996 the Company contributed substantially all of the operating assets of its Commercial Systems and Service segment to ARIA. This segment represented less than 1% of total sales in 1996, and 3% in 1995.



                                   Page -33-

                          INDEPENDENT AUDITORS' REPORT

-------------------------------------------------------------------------------


The Board of Directors and Shareholders of Comptek Research, Inc.:

         We have audited the consolidated financial statements of Comptek Research, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comptek Research, Inc. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         KPMG Peat Marwick, LLP

Buffalo, New York
May 6, 1997



                                  Page -34-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  This Item is not applicable

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information under the caption "ELECTION OF DIRECTORS" in the Company's 1996 Definitive proxy Statement is incorporated herein by reference. Also see
Part I of the Report, under the caption "Officers of the Registrant" for additional information relating to the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

         The information under the caption "COMPENSATION AND RELATED MATTERS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the sub-caption ACERTAIN TRANSACTIONS@ in the Company's 1996 Definitive Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        (1)  Financial Statements

           Included in Part II, Item 8, of this report:

           Consolidated Statements of Operations for the years ended March 31, 1997, 1996, and 1995

           Consolidated Balance Sheets as of March 31, 1997 and 1996

           Consolidated Statements of Changes in shareholders' Equity for the years ended March 31, 1997, 1996, and 1995

           Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996, and 1995

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

           (2) The following financial statement schedule and independent auditors' report thereon should be read in conjunction with the financial statements incorporated by reference in conjunction with the financial statements incorporated by reference in Item 8 in this Form 10-K:

                                                                       Page No.
                II - Valuation and Qualifying Accounts. . . . . . .       38

                     Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.

           (3)  Exhibits:

                See Exhibit Index filed herewith on pages 40 through 42 of this Report


                                  Page -35-

(b)        Reports on Form 8-K:

                None


Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.



                                  Page -36-

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMPTEK RESEARCH, INC.

DATE:  June 26, 1997                By:     /s/ John J. Sciuto
                                            ------------------------------------
                                            John J. Sciuto, Chairman, President,
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURES                            TITLE                                   DATE

                                          Chairman, President and
/s/ John J. Sciuto                        Chief Executive Officer                       June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
John J. Sciuto

                                         Vice President of Finance
/s/ Laura L. Benedetti                         and Treasurer                            June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
Laura L. Benedetti

/s/ Joseph A. Alutto                              Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
Joseph A. Alutto

/s/ John R. Cummings                              Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
John R. Cummings

/s/ G. Wayne Hawk                                 Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
G. Wayne Hawk

/s/ Patrick J. Martin                             Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
Patrick J. Martin

/s/ James D. Morgan                               Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
James D. Morgan

/s/ Henry P. Semmelhack                           Director                              June 26, 1997
-------------------------------     -------------------------------------       ----------------------------
Henry P. Semmelhack




                                  Page -37-

                                   Schedule II

                    COMPTEK RESEARCH, INC., AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                 (In Thousands)

                   Years ended March 31, 1997, 1996, and 1995
                                         Balance at           Amount           Charge-offs,          Balance
                                        Beginning of        Charged to        Disposals and           at End
             Description                   Period             Expense            Transfer           of Period
Allowance for Doubtful Accounts

     Year ended                             $73                $--                 $26                $47
     March 31, 1995

     Year ended                             $47                 $3                 $--                $50
     March 31, 1996

     Year ended                             $50                $--                 $50                $--
     March 31, 1997

Inventory Valuation

     Year ended                             $51                $51                 $26                $76
     March 31, 1995

     Year ended                             $76                $--                 $76                $--
     March 31, 1996

     Year ended                             $--                $--                 $--                $--
     March 31, 1997




                                  Page -38-



                                INDEX TO EXHIBITS

                                  ------------
 Exhibit                                                                                     Page No. or Location
    No.                   Description of Exhibit                                             ----------------------
--------

    2.1    Acquisition of Advanced Systems Development, Inc.                                            (k)
    3.1    Restated Certificate of Incorporation of Registrant, as amended.                             (m)
    3.2    Restated By-laws of Registrant, as amended.                                                  (a)
   10.1    Registrant's Equity Incentive Plan, as amended.                                              (i)
   10.1a   Form of incetive stock option agreement and non-qualified stock agreement issued under Registrant's Equity Incentive Plan to plan participants, including executive
           officers.                                                                                    42
   10.1b   Non-Qualified Stock Option Agreement dated June 20, 1996 by and between Registrant
           and John J. Sciuto.                                                                          56
   10.1c   1996 Employee Stock Purchase Plan                                                            (n)
   10.2    1994 Stock Option Plan for Non-Employee Directors.                                           (c)
   10.3    Form of Employment Agreement between Registrant and J.R. Cummings, C.A. Head,                (b)
           J.J. Sciuto, and J.D. Morgan.
   10.3a   Employment Agreement, as amended, between Registrant and J.R. Cummings.                      (m)
   10.3b   Second Amendment to Employment Agreement between Registrant and J.R. Cummings                (p)
   10.3c   Stock Purchase Letter Agreement between the Registrant and John J. Sciuto.                   (o)
   10.3d   Loan Agreement between Comptek Federal Systems, Inc. (wholly-owned subsidiary of             (o)
           the Registrant) and John J. Sciuto.
   10.5    Loan Agreement, dated March 7, 1996, between Registrant's subsidiary and                     (m)
           Manufacturers and Traders Trust Company.
   10.5a   Debt Covenant Modification, dated May 14, 1996, between Registrant's subsidiary              (m)
           and Manufacturers and Traders Trust Company.
   10.5b   Second Amendment to Loan Agreement, dated May 9, 1997, between
           Registrant's subsidiary and Manufacturers and Traders Trust Company.                         71
   10.7    Prime Contract No. N00123-94-D-0033 for the U.S. Navy.                                       (c)
   10.7a   Amendments P00001 through P00003, inclusive, to Contract No. N00123-94-D-0033.               (d)
   10.7b   Amendment P00004 to Contract No. N00123-94-D-0033.                                           (e)
   10.7c   Amendment P00005 to Contract No. N00123-94-D-0033.                                           (h)
   10.7d   Amendments P00006 through P00007, inclusive, to Contract No. N00123-94-D-0033.               (i)
   10.7e   Amendment P00010 to Contract No. N00123-94-D-0033.                                           (n)
   10.7f   Amendments P00011 and P00012 to Contract No. N00123-94-D-0033.                               (o)
   10.7g   Amendment P00013 to Contract No. N00123-94-D-0033.                                           75
   10.8    Prime Contract No. N00024-90-C-5208 for the U.S. Navy.                                       (g)
   10.8a   Amendments P00108 through P00111, inclusive, to Contract No. N00024-90-C-5208.               (g)
   10.8b   Amendments P00112 to P00124, inclusive, to Contract No.                                      (h)
           N00024-90-C-5208.
   10.8c   Amendments P00125 through P00136, inclusive, to Contract No. N00024-90-C-5208.               (i)
   10.8d   Amendment P00137 to Contract No. N00024-90-C-5208.                                           (j)
   10.8e   Amendments P00138 through P00147, inclusive, to Contract No. N00024-90-C-5208.               (m)
   10.8f   Amendments P00148 to P00155, inclusive, to Contract No. N00024-90-C-5208.                    (n)
   10.8g   Amendments P00156 to P00159, inclusive, and P00161 to P00172, inclusive, to                  (o)
           Contract No. N00024-90-C-5208.




                                   Page -39-

   10.8h   Amendments P00173 to P00183, inclusive, to Contract No. N00024-90-C-5208.                    (p)
   10.8i   Amendments P00184 to P00198, inclusive, to Contract No. N00024-90-C-5208.                     78
   10.9    Prime Contract No. N00024-97-C-6431 for the U.S. Navy.                                       148
   21      List of Subsidiaries.                                                                        263
   23*     Consent of Independent Auditors                                                              264
   27*     Financial Data Schedule                                                                      265

----------------
* Each exhibit marked with an asterisk is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

(a)        Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1993.
(b)        Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1994.
(c)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended July 1, 1994.
(d)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 30, 1994.
(e)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 30, 1994.
(f)        Designates Exhibit annexed to the Company's Form 8-K dated November 2, 1994.
(g)        Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1995.
(h)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 30, 1995.
(i)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 29, 1995.
(j)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 29, 1995.
(k)        Designates Exhibit annexed to the Company's Form 8-K dated March 221, 1996 and Form 8-K/A dated May 14,
           1996.
(l)        Incorporated by reference in the Company's Form 8-K/A dated May 14, 1996.
(m)        Designates Exhibit annexed to the Company's Form 10-K for the year ended 1996.
(n)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 28, 1996.
(o)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 27, 1996.
(p)        Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 27, 1996.

The following exhibits constitute management contracts or compensation plans under Category 10(iii)(H) of Regulation S-K:

10.1       Registrant's Equity Incentive Plan, as amended.

10.1a      Form of incetive stock option agreement and non-qualified stock agreement issued under Registrant's Equity Incentive Plan to plan participants, including executive officers.

10.1b      Non-Qualified Stock Option Agreement dated June 20, 1996 by and between Registrant and John J. Sciuto.
10.1c      Employee Stock Purchase Plan
10.2       1994 Stock Option Plan for Non-Employee Directors.
10.3       Form of Employment Agreement between Registrant and J.R. Cummings, C.A. Head, J.J. Sciuto, and J.D.
           Morgan





                                  Page -40-

10.3a      Employment Agreement, as amended, between Registrant and J.R. Cummings.
10.3b      Second Amendment to Employment Agreement between Registrant and J.R. Cummings
10.3c      Stock Purchase Letter Agreement between the Registrant and John J. Sciuto.
10.3d      Loan Agreement between Comptek Federal Systems, Inc. (wholly-owned subsidiary of the Registrant) and
           John J. Sciuto.




                                  Page -41-