Form 10-Q
period 1997-06-28
COMPTEK RESEARCH INC/NY
filed 1997-08-11
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1997.

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


                 Commission file number   1-8502
                                         ---------


                         Comptek Research, Inc.
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
---------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employee
 of incorporation or organi7zation)    Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
---------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  (716)677-4070
                                                    -------------


                         Not Applicable
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X  No
                                            -----     -----

     Class                           Outstanding at July 25,1997
-----------------------------------------------------------------
Common $.02 Par Value                         5,281,895

<PAGE 1>

                     COMPTEK RESEARCH, INC.

                              INDEX


                                                            Page
PART I.     Financial Information                          Number

Item  1     Financial Statements

      Consolidated Condensed Balance Sheets
      June 27, 1997, and March 31, 1997                        3

      Consolidated Condensed Statements of Operations
      Thirteen Weeks Ended June 27, 1997,
      and June 28 , 1996                                       4

      Consolidated Condensed Statements of Cash Flows
      Thirteen Weeks Ended June 27, 1997,
      and June 28, 1996                                        5

      Consolidated Statement of Changes in Shareholders' Equity
      Thirteen Weeks Ended June 27, 1997                       6

      Notes to the Consolidated Condensed Financial Statements 7

      Independent Auditors Review Report                       8

      Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      9


PART II.    Other Information

   Item 4. Submission of Matters to a Vote of Security Holders 10

   Item 6  Exhibits and Reports on Form 8-K                   11

<PAGE 2>

            COMPTEK RESEARCH, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands)
                                       June 27,         March 31,
                                         1997              1997
                                        -------          --------
                                   (Unaudited)
  Assets


  Current assets:
  Cash and equivalents                   $1,100              $425
  Receivables                            15,224            15,534
  Inventories                             1,479             1,381
  Other                                     579               473
                                       --------          --------
       Total current assets              18,382            17,813

  Equipment and leasehold
  improvements, net of
  accumulated depreciation and            2,141             2,179
  amortization of $7,588 at
  June 27, 1997, and $7,346 at
  March 31, 1997

  Goodwill                                4,406             4,467
  Other assets                              353               333
                                       --------          --------
       Total assets                     $25,282           $24,792
                                       ========          ========

  Liabilities and Shareholders'
  Equity

  Current liabilities:
  Current installments on long-          $1,079            $1,079
  term debt
  Accounts payable                        2,495             3,345
  Accrued salaries and benefits           2,940             2,933
  Other current liabilities               2,321             2,218
                                       --------          --------
       Total current                      8,835             9,575
       liabilities                     --------          --------

  Deferred income taxes                     349               349
  Long-term debt, excluding               4,757             4,296
  current installments

  Shareholders' equity:
  Common stock                              107               107
  Additional paid-in capital             15,367            15,130
  Loan to officer                         (218)             (218)
  Accumulated deficit                   (3,044)           (3,609)
                                       --------          --------
                                         12,212            11,410

  Less cost of treasury shares            (871)             (838)
                                       --------          --------
       Total shareholders'               11,341            10,572
       equity                          --------          --------

  Total liabilities and                 $25,282           $24,792
  shareholders' equity                 ========          ========
  See accompanying notes to consolidated condensed financial statements

  <PAGE 3>

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)

             (In thousands, except per share amounts)

                                          Thirteen Weeks Ended
                                       June 27,          June 28,
                                         1997              1996
                                       --------          --------
  Net sales                             $18,510           $18,009
                                       --------          --------
  Operating Costs and expenses:
       Cost of sales                     15,099            14,846
       Selling, general and               2,188             2,007
       administrative
       Research and development             187               336
                                       --------          --------
  Operating profit                        1,036               820
  Interest expense, net                     109               167
                                       --------          --------
  Income before income taxes                927               653
  Income taxes                              362               261
                                       --------          --------
  Net income                               $565              $392
                                       ========          ========
  Net income per share                     $.11              $.07
                                       ========          ========
  Weighted average number of              5,248             5,153
  common shares                        ========          ========

  See accompanying notes to consolidated condensed financial statements

  <PAGE 4>

                COMPTEK RESEARCH, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                             (In thousands)

                                           Thirteen Weeks Ended
                                         June 27,       June 28,
                                           1997           1996
                                         --------       --------
  Cash flows from operating
  activities:
       Net income                            $565            $392
                                         --------        --------
       Adjustments to reconcile net
       income to net cash provided
       by operating activities:
            Depreciation and                  303             301
              amortization
            Deferred income taxes             207             211
            Other assets                      (20)             10
            Other non-cash charges            127             129
            Changes in assets and
  liabilities providing (using)
  cash:
            Receivables                      310            1,169
            Inventories                      (98)             (35)
            Other current assets            (106)             277
            Accounts payable and            (947)            (633)
              accrued liabilities
                                         --------         --------
            Total adjustments               (224)           1,429
                                         --------        --------
  Net cash provided by operating             $341          $1,821
  activities                             --------        --------
  Net cash used by investing
  activities - expenditures for            $(204)            $(69)
  equipment                              --------        --------
  and leasehold improvements
  Cash flows from financing
  activities:
       Net proceeds from (repayment          $720         $(1,300)
       of) revolving debt
       Repayment of long-term debt          (259)            (262)
       Purchase of treasury shares           (33)            (108)
       Sale of treasury shares                ---             100
       Issuance of stock under                110              16
  Equity Incentive Plan                  --------        --------
  Net cash provided (used) by                $538         $(1,554)
  financing activities                   --------        --------
  Net increase in cash and                   $675            $198
  equivalents
  Cash and equivalents at beginning           425             160
  of year                                --------        --------
  Cash and equivalents at end of           $1,100            $358
  period                                 ========        ========

  See accompanying notes to consolidated condensed financial statements

  <PAGE 5>

                COMPTEK RESEARCH, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                         SHAREHOLDERS' EQUITY

                  Thirteen Weeks Ended June 27, 1997
                              (Unaudited)

                            (In thousands)



                                                  Retained
                        Addi-              Earnings
                        tional             (Accumu-
                Common  Paid-In   Loan to     lated      Treasury
                 Stock  Capital   Officer   Deficit)      Stock      Total
                ------  -------   --------  ---------   ---------   -------
Balance at       $107  $15,130  $  (218)    $(3,609)       $(838)  $10,572
March 31, 1997

Net income        ---      ---       ---         565          ---      565

Sale of Common    ---      237       ---         ---          ---      237
Stock

Purchase of       ---      ---       ---         ---         (33)     (33)
6,000 treasury
shares
                ------  -------  --------   ---------   ----------  -------
Balance at        $107  $15,367    $(218)    $(3,044)       $(871)  $11,341
June 27, 1997   ======  =======  ========   =========   ==========  =======

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

   The  results of operations for the thirteen weeks  ended  June
   27, 1997, are not necessarily indicative of the results to be expected for the full year.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS 128), which is required to be adopted for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share which excludes the dilutive effect of common stock equivalents. Furthermore, SFAS 128 requires disclosure of the methodology used for the calculations.

   Had  SFAS 128 been effective for the thirteen weeks ended June
   27, 1997, the following would be disclosed:

                                 Thirteen weeks ended
                              June 27,         June 28,
                                1997             1996
                             ----------       ----------
       Net income per
       share
            Basic              $0.11            $0.07
            Diluted            $0.11            $0.07
       Shares used in per
       share calculation
       (in thousands)
            Basic              5,248            5,153
            Diluted            5,327            5,181

4.   Inventories (in thousands)

                        June 27,         March 31,
                         1997               1997
                      ----------        ------------
     Parts                 $1,348             $1,162
     Work-in-process           87                170
     Finished goods            44                 49
                       ----------       ------------
          Total            $1,479             $1,381
                       ==========       ============

<PAGE 7>

5. During the thirteen weeks ended June 27, 1997, 6,000 common shares of the Company's Treasury stock were purchased. The total number of treasury shares as of June 27, 1997 was 131,189.

6. During the thirteen weeks ended June 27, 1997, the Company granted 125,000 options under its Equity Incentive Plan. Accordingly, options for 498,459 shares were outstanding under the Equity Incentive Plan and 63,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors. A total of 148,645 shares were exercisable under both plans.

<PAGE 8>

               Independent Auditors' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of June 27, 1997, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the thirteen week periods ended June 27, 1997 and June 28, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 6, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/ KPMG Peat Marwick
                                   KPMG Peat Marwick LLP

Buffalo, New York
July 18, 1997
<PAGE 9>

              Management's Discussion and Analysis

Financial Condition

For the first quarter ended June 27, 1997, cash flow from operations equaled $341,000. Net earnings for the first quarter and the collection of accounts receivable provided cash while the reduction of accounts payable required cash. In the prior year first quarter, operations provided positive cash flow of $1,821,000 primarily due to the collection of accounts receivable. Cash flow from operations and borrowings under the Company's revolving debt facility were used to reduce other long-term debt by $259,000 and purchase $204,000 of capital equipment. The Company's total debt to equity for the first quarter continued to improve to 1.23 to 1 from 1.34 to 1 at March 31, 1997 and 1.75 to 1 at June 28, 1996.

Results of Operations

Net sales for the quarter were $18.5 million, an increase of 2.8% over the prior year's first quarter. This increase was concentrated in the Defense Systems segment ("Systems"). Net sales for this segment increased approximately 10% or $497,000, as a result of two new systems contracts. First quarter 1997 net sales for the Engineering and Technical Services segment ("Services") were commensurate with the prior year's first quarter. Backlog at the end of the quarter was $105.6 million, an increase of 11%, compared with $94.7 million on June 28, 1996. Backlog as of March 31, 1997 was $103.9 million. On May 1, 1997, the U.S. Navy awarded the Company a successor contract to continue to provide engineering services to the Naval Sea Systems Command. The first year value of this contract is $10 million and provides for four additional one-year options, exercisable by the Navy, valued between $10.7 and $11.7 million each year.

The Systems segment typically operates under fixed-price contracts, while the Services segment primarily performs under time-and-materials and cost-reimbursement contracts. The Company assumes greater financial risk on fixed-price contracts than on either time-and-material or cost-reimbursement contracts. Fixed-price contracts, however, also provide the Company with greater profit opportunities.

Systems sales typically generate higher gross margins than Services sales due to the nature of the deliverable product and fixed-priced type of contracts. Overall gross margin increased to 18.4 % for the first quarter compared with 17.6% for the same period in the prior year due to an increase in Systems sales.

Marketing and bidding efforts were increased during the first quarter of fiscal 1998 as the Company experienced an elevated level of requests for quotations. As a percentage of sales, however, total selling, general and administrative ("S,G&A") expense increased only slightly to 11.8% compared with 11.1% last year. General and administrative costs remained constant between periods.

Research and development ("R&D") expenditures decreased to $187,000 for the first quarter from $336,000 in the prior year. In the prior year the Company concentrated efforts on simulation/stimulation products that were recently acquired through Advanced Systems Development Inc., ("ASDI"). As a percentage of sales, R&D decreased to 1% from 1.8% in the prior year. R&D expenditures, as a percentage of sales, are likely to increase over the next three quarters. Total R&D expenditures for fiscal 1998 (as a percentage of sales), however, are currently expected to be less than in the prior year.

Net interest expense decreased in the current year to $109,000 compared with $167,000. Net interest expense will continue to decrease as the Company repays the term note associated with the acquisition of ASDI. Additionally, the Company experienced lower interest expense associated with the revolving credit note, due to a lower than average outstanding balance during the quarter. The revolving credit note, however, at the close of the quarter, increased by $720,000 from fiscal 1997 year- end.

In view of the recent increase in the level of foreign sales activities (11% of sales in fiscal year 1997, up from less than 3% of sales in fiscal year 1996), the Company elected to establish a Foreign Sales Corporation ("FSC") in fiscal 1998. A portion of the income attributed to the FSC is exempt from federal income tax, which allowed the Company to report an
overall  effective  tax rate of 39% for the first  quarter.   The
Company expects

<PAGE 10>

to recognize a lower effective tax rate as international sales increase. In previous quarters, and at the close of fiscal 1997, the effective tax rate was 40%.

Forward Looking Statements

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997.

<PAGE 11>

                   PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

(a)   The  Registrant's Annual Meeting of Shareholders  was  held
      July 25, 1997.

(b) At the Annual Meeting, shareholders elected the following individuals as Class I directors whose term expires in 1999:

                                                     Abstain or
                                      Withheld       broker non-
                          For         Authority         votes
                      -----------   -------------  -------------
James D. Morgan        4,298,861       536,714          none
John J. Sciuto         4,818,200        17,375          none
Henry P. Semmelhack    4,239,389       596,186          none

 The following directors' respective terms of office continued in effect after the meeting:

                  Continuing Class II Directors
                 Continuing in Office until 1998

                        Joseph A. Alutto
                        John R. Cummings
                          G. Wayne Hawk
                        Patrick J. Martin


(c) The selection of KPMG Peat Marwick, LLP as independent auditors was also ratified by the following vote:


      For             Against      Abstain or broker non-votes
   4,816,041          11,450                  8,084

<PAGE 12>


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     10.1*    Amendment to 1994 Stock Option Plan for Non-
              Employee Directors.

     10.2     Amendment  P00001  to  Prime
              Contract No. N00024-97-C-6431.

     10.3     Amendments P00199 to P00205 to Prime Contract
              No. N00024-90-C-5208.

     10.4     Amendment P00014 to Prime Contract No. N00123-
              94-D-0033.
-------------
*Designated  exhibit is a compensatory plan  under  paragraph  10
(iii)(A) of Regulation S-K, Item 601.

(b)   Reports on Form 8-K:

      None

<PAGE 13>


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  August  11, 1997            By:   /s/ John J. Sciuto
                                      -----------------------
                                      John J. Sciuto
                                      Chairman,  President  and
                                      Chief Executive Officer



Date:  August  11, 1997            By: /s/ Laura L. Benedetti
                                      ------------------------
                                      Laura L. Benedetti
                                      Vice President of Finance
                                      and Treasurer
                                     (Principal Accounting and
                                      Financial Officer)
<PAGE 14>

                        INDEX TO EXHIBITS
                          - - - - - - -

Exhibit                                                              Page
  No.                      Description of Exhibit                     No.
-------     -----------------------------------------------------    -----
  10.1      Amendment to 1994 Stock Option Plan for Non-Employee       17
            Directors
  10.2      Amendment P00001 to Prime Contract No. N00024-97-C-        19
            6431.
  10.3      Amendments P00199 to P00205 to Prime Contract No.          73
            N00024-90-C-5208.
  10.4      Amendment P00014 to Prime Contract No. N00123-94-D-       101
            0033.

<PAGE 15>

                          Exhibit 10.1
<PAGE 16>


 Amendment to 1994 Stock Option Plan for Non-Employee Directors

<PAGE 17>

                            Amendment
                               to
                     1994 Stock Option Plan
                   For Non-Employee Directors
                      Adopted July 25, 1997



    Pursuant to Article 7 of the 1994 Stock Option Plan for  Non-
Employee Directors (the "Plan"), the Plan is hereby amended as provided for herein.

1. Article 5 - Stock Options, subsection 5.1 Grant of Options is amended in order to add the automatic grant to each non-employee director who owns at least 5,000 Shares of Comptek on option to purchase 5,000 Shares. Such subsection shall now read in its entirety as follows:

                   ARTICLE 5 -- STOCK OPTIONS

         5.1 Grant of Options. Subject to the terms and provisions of the Plan, an Option to purchase 10,000 Shares will automatically be granted on December 10, 1993, to each then-Eligible Director. Each director who becomes an Eligible Director after December 10, 1993, will automatically be granted options on 10,000 Shares at the time he becomes a non-employee member of the Board of Directors. Each Eligible Director shall automatically receive an additional Option to purchase 1,000 Shares, effective at the close of business five (5) business days after the 1994 Annual Meeting of Shareholders and each Annual Meeting thereafter, provided the individual in all respects continues to be an Eligible Director. Further, each Eligible Director or director who becomes an Eligible Director, shall automatically receive an option to purchase 5,000 Shares as of the beginning of the calendar quarter immediately following such director first acquiring ownership of at least 5,000 Shares. Provided, however, (i) any Eligible Director who already owns at least 5,000 Shares as of July 25, 1997, shall automatically receive such 5,000 Share option-grant as of October 1, 1997, and (ii) each director who becomes an Eligible Director after July 25, 1997, and then owns at least 5,000 Shares shall automatically receive such 5,000 Share option-grant as of the beginning of the calendar quarter immediately following such director becoming an Eligible Director. As provided in Section 4.1 herein, at no time shall more than 100,000 Shares be available for grant under the Plan.

2. This amendment of the Plan was authorized by the vote of a majority of the Board of Directors of Comptek at a meeting duly held on July 25, 1997.

                          Exhibit 10.2


                 Amendment P00001 Prime Contract
                      No. N00024-97-C-6431.

-----------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       7
------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00001                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-37235                    7-03KF-37235
------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
CODE  S3305A

NAVAL SEA SYSTEMS COMMAND              DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY           1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-0251K       BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |-----------------------
CEC NO: 789995610               |   |9B. DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |-----------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |-----------------------
                                |   |10B. DATED(SEE ITEM 13)
--------------------------------|   |        30 APR 97
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
(X)  |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO
     |     PURSUANT TO AUTHORITY OF:
     |
------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT
     |    OF MUTUAL AGREEMENT OF THE PARTIES
------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign
  this document and return __ copies to the issuing office.

------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES



Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
         JAMES E. ERTEL
         CONTRACTS ADMINISTRATOR

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          LDCR MELVIN G. JONES
          CONTRACTING OFFICER
------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                   15C.  DATE SIGNED
     By /s/JAMES E. ERTEL,                   06/25/97

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |     16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN   06/26/97
------------------------------------------------------------
(Signature of Contracting officer)   |
------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00001
                                                      Page 2 of 7

The purpose of this modification to contract N00024-97-C-6431 are to:

      (1) correct the dollar amount in Block 20 on the SF 33, Section A, page 1, of the contract;

      (2)  consolidate and restructure Section B, Base and Option
Years;

      (3) correct Section B Item amounts to include Travel and Other Direct Costs (ODC) amounts;

      (4)  modify Section B clause, Payments of Fee(s) (Level  of
Effort) (NAVSEA) (May 1993) to correct the fee percentage in paragraph (b);

      (5)   deobligate funds in the amount of $50,000  from  Item
0003AE  and obligate funds in the amount of $50,000 on Item  0001
AE;

      (6) revise Sections C, E, F, and I to reflect the changes made in Section B;

      (7)   revise Section G to change both the purchasing Office
Representative and Contracting Officer's Representative;

      (8)   replace the DD Forms 1423, Contract Data requirements
Lists,  issued  with the basic contract with the  DD  Forms  1423 attached hereto;

      (9) replace the Financial Accounting Data (FAD) sheet issued with the basic contract with the FAD sheet attached hereto.

Accordingly, this contract is hereby modified as follows:

1. Section A, page 1 of the contract, Block 20 is changed to read $10,492,689. See Attachment A to this modification.

2. Section B, Supplies or Services and Prices/Costs, is modified as follows:

      (a) Base and Option year CLINS are consolidated and restructured as follows:

     BASE YEAR

0001   Combat  Systems  Engineering,  Integration  and  Technical
Support

0001AA   Combat  Systems Engineering, Integration  and  Technical
Support (RDT&E)

0001AB      Combat Systems Engineering, Integration and Technical
Support (FMS)

0001AC      Combat Systems Engineering, Integration and Technical
Support (O&MN)

0001AD      Combat Systems Engineering, Integration and Technical
Support (OPN)

0001AE      Combat Systems Engineering, Integration and Technical
Support (SCN)

                                                  00024-97-C-6431
                                                           P00001
                                                      Page 3 of 7

          BASE YEAR (continued)

0001AF      Combat Systems Engineering, Integration and Technical
Support (WPN)

0001AG      Miscellaneous (such as Air Force, Army, Marine Corps,
NSA, DBOF)
          Support associated with programs and efforts identified herein.

0002      Data for Item 0001 and, if options are exercised, Items
0003 through
       0006.  (See  DD  Form 1423, Exhibit A,  attached  hereto).
     Amount to be
       included in the estimated cost of Item 0001) and, if options are exercised, items 0003 through 0006.

          OPTION YEAR 1

0003      Combat  Systems Engineering, Integration and  technical
          Support (SEE NOTE A):

0003AA    Combat   Systems  Engineering,  Integration   and
          Technical Support (RDT&E)

0003AB    Combat   Systems  Engineering,  Integration   and
          Technical Support (FMS)

0003AC    Combat Systems Engineering, Integration and Technical
          Support (0&MN)

0003AD    Combat Systems Engineering, Integration and Technical
          Support (OPN)

0003AE    Combat Systems Engineering, Integration and Technical
          Support (SCN)

0003AF    Combat Systems Engineering, Integration and Technical
          Support (WPN)

0003AG    Miscellaneous (such as Air force, Army, Marine Corps,
          NSA, DBOF) Support associated with programs and efforts identified herein.

          OPTION YEAR 2

0004      Combat  Systems Engineering, Integration and  Technical
          Support (SEE NOTE A):

0004AA    Combat   Systems  Engineering,  Integration   and
          Technical Support(RDT&E)

0004AB    Combat Systems Engineering, Integration and Technical
          Support(FMS)

0004AC    Combat Systems Engineering, Integration and Technical
          Support (O&MN)

0004AD    Combat Systems Engineering, Integration and Technical
          Support (OPN)
                                                 N00024-97-C-6431
                                                           P00001
                                                      Page 4 of 7

          OPTION YEAR 2 (continued)

0004AE    Combat   Systems  Engineering,  Integration   and
          Technical Support (SCN)

0004AF    Combat   Systems  Engineering,  Integration   and
          Technical Support (WPN)

0004AG    Miscellaneous (such as Air Force, Army, Marine Corps,
          NSA, DBOF) Support   associated  with  programs   and
          efforts identified herein.


          OPTION YEAR 3

0005      Combat  Systems  Engineering,  Integration   and
          Technical Support  (SEE NOTE A):

0005AA    Combat  Systems  Engineering,  Integration   and
          Technical Support(RDT&E)

0005AB    Combat Systems Engineering, Integration and Technical
          Support (FMS)

0005AC    Combat Systems Engineering, Integration and Technical
          Support (O&MN)

0005AD    Combat Systems Engineering, Integration and Technical
          Support (OPN)

0005AE    Combat Systems Engineering, Integration and Technical
          Support (SCN)

0005AF    Combat Systems Engineering, Integration and Technical
          Support (WPN)

0005AG    Miscellaneous (such as Air Force,  Army,  Marine
          Corps, NSA, DBOF)
          Support   associated  with  programs  and   efforts
          identified herein.


          OPTION YEAR 4


0006     Combat Systems Engineering, Integration and  Technical
         Support (SEE NOTE A):

0006AA   Combat Systems Engineering, Integration and Technical
         Support(RDT&E)

0006AB   Combat Systems Engineering, Integration and Technical
         Support (FMS)

0006AC   Combat Systems Engineering, Integration and Technical
         Support (O&MN)

0006AD   Combat Systems Engineering, Integration and Technical
         Support (OPN)

0006AE   Combat Systems Engineering, Integration and Technical
         Support (SCN)

                                                 N00024-97-C-6431
                                                           P00001
                                                      Page 5 of 7

          OPTION YEAR 4 (continued)

0006AF   Combat  Systems  Engineering,  Integration   and
         Technical Support (WPN)

0006AG   Miscellaneous (such as Air  Force,  Army,  Marine
         Corps, NSA, DBOF)
         Support   associated  with  programs  and   efforts
         identified herein.

NOTE  A:   Option item to which the option clause in Section  I-2
applies and which is to be supplied only if and to the extent said option is exercised.

     (b) Travel and ODC dollar amounts were included in the cost volume submitted with the proposal but not included in Section B of the RPF or contract. Section B Item amounts are modified to reflect the inclusion of travel and ODC amounts:

ITEM           EST. COST      FIXED FEE TOTAL CPFF     MAN-HOURS

BASE YEAR
0001          $9,914.811      $577,878  $10,492,689   289,500
0002               NSP           NSP              NSP     N/A

OPTION YEAR 1
0003          $10,193,991     $594,991  $10,788,982   289,500

OPTION YEAR 2
0004          $10,489,386     $613,156  $11,102,542   289,500

OPTION YEAR 3
0005          $10,804,056     $632,473  $11,436,529   289,500

OPTION YEAR 4
0006          $11,138,892     $653,032  $11,791,924   289,500

GRAND TOTAL   $52,541,136   $3,071,530  $55,612,666 1,447,500


      (c)   Section B clause, Payment of Fee(s) (Level of Effort)
(NAVSEA) May 1993, paragraph (b) is changed to correct the fee percentage from 5.8% to 5.85%.

      (d)   Deobligate funds from Item 0003AE in  the  amount  of
$50,000.   Fully fund Item 0001 AE in the amount  of  $50,000  as
follows:

ITEM      EST. COST      FIXED FEE      CPFF      MAN-HOURS
0001AE         $47,246        $2,754              $50,000   1,380

                                                 N00024-97-C-6431
                                                           P00001
                                                      Page 6 of 7

3. Section C, Description/Specification/Work Statement, part 1, Contract Line item Description, is modified to reflect the restructuring of the Base and Option Years. Replace Section C, pages 30 through 40 (VIII-31 through VIII-41) of the basic contract, with Attachment B to this modification.

4. Section E, Inspection and Acceptance, first line, is changed to read:

Item 0001 and, if options are exercised, Items 0003 through 0006:
Inspection  and  acceptance  shall be  made  by  the  contracting
Officer's representative (COR) or a designated representative of the Government.

5. Section F, Deliveries or Performance, is changed to reflect the base and option years restructuring as follows:

ITEMS               FROM                     TO

0001AA-0001AG  Date of contract award        12 months thereafter
0003AA-0003AG  Date of option exercise       12 months thereafter
0004AA-0004AG  Date of option exercise       12 months thereafter
0005AA-0005AG  Date of option exercise       12 months thereafter
0006aa-0006ag  Date of option exercise       12 months thereafter

6.   Section  G, Contract Administration Data, Purchasing  office
Representative  and  Contracting  Officer's  Representative   are
modified as follows:

PURCHASING OFFICE REPRESENTATIVE:

                         COMMANDER
                         ATTN:     KIM WHITMAN, SEA02513W
                         NAVAL SEA SYSTEMS COMMAND
                         2531 JEFFERSON DAVIS HWY
                         ARLINGTON, VA 22242-5160
                         TELEPHONE NO. (703) 602-8105, EXT. 517

CONTRACTING OFFICER'S REPRESENTATIVE:

                         COMMANDER
                         ATTN:     JOE PETRECCA, SEA 03KF
                         NAVAL SEA SYSTEMS COMMAND
                         2531 JEFFERSON DAVIS HWY
                         ARLINGTON, VA 22242-5160
                         Telephone No.  (703) 302-2590, ext 110

                                                 N00024-97-C-6431
                                                           P00001
                                                      Page 7 of 7

7. Section J clause, FAR 52.217-9, Option to Extend the Term of the Contract (Mar 1989) (NAVSEA Variation) (Feb 1994), paragraph
(a) is revised as follows:

8.    Block  A  on the DD Forms 1423, Contract Data  Requirements
Lists  (CDRL's), is changed from Contract Line Item No.  0006  to
Item No. 0002. The CDRLs issued with this modification hereby replace those issued with the basic contract.

9. The Financial Accounting Data (FAD) sheet issued with this modification hereby replaces the FAD sheet issued with the basic contract.

10. The total amount of this contract is $10,492,689. The total amount of funding under this contract remains unchanged at $50,000.

11. Except as provided herein, all other terms and conditions of Contract N00024-97-C6431 remain unchanged and in full force and effect.

Attachment A             N00024-97-C-6431
                     Modification P00001                Page 1 of
1


         ESTIMATED                    MAN       CPFF/      FUNDED
FUNDED     FUNDED FUNDED
ITEM  COST   FIXED FEE  CPFF   HOURS       MH  EST. COST    FIXED
FEE     CPFF       MH

0002   NSP         NSP           NSP     N/A      N/A         NSP
NSP     NSP        NSP
0003  $10,193,991  $594,991    $10,788,982  289,500  37.27
0004  $10,489,387  $613,155    $11,102,542  289.500  38.35
0005  $10,804,056  $632,473    $11,436,529  289,500  39.50
0006  $11,138,892  $653,032    $11,791,924  289,500  40.73

TOTAL$52,541,137   $3,071,529  $55,612,666 1,447,500 $47,246
$2,754    $60,000     1,380

N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

5. It is not the Government's intent under these requirements to support a Contractor team of ship design, engineers/technicians, but to contract with private industry on a quick-Reaction basis for ship system/design products to support NAVSEA/PEO (TAD) subject to availability of funding for such products as denoted by: (1) specific contract line item and contract subline item contract funding levels, and (2) applicable technical instructions issued by the COR.

PART 1-CONTRACT LINE ITEM DESCRIPTION

A. Item 0001, and, if options are exercised, Items 0003 through 0006:

1.    The  contractor  shall provide combat  system  engineering,
integration,  and  technical  support  to  NAVASEA  91.   In  the
performance of these efforts the contractor shall:

      a. Provide for the preparation and review of technical combat system documents for tactical/operational feasibility, applicability, and impact. Develop combat and reference documents for fleet-wide warfighting improvement. Conduct equipment implementation feasibility studies and trade-off analyses. Conduct man-machine interface assessments for battle group/force/unit tactical and training systems. Assist in the identification and resolution of integration and commonality issues among candidate tactical systems in support of the Fleet Modernization Program and new ship designs.

      b. Provide configuration audits for combat systems and support systems Configuration Management (CM), and provide computer program delivery status. The contractor shall also research source information for inclusion in the ISEA data bases, and provide quick-reaction program and project reviews of data/documents pertaining to Combat Systems CM.

      c. Perform system, combat system and group/force level cost effectiveness analysis, risk identification, ranking, and make recommendations for risk avoidance or reduction; identify impacts on schedule and budget; monitor and assess the conduct of testing including the development of test specifications and reports. The contractor shall gather, monitor, and assess fleet inputs, such as Program Trouble Reports, Program Change Proposals, and Engineering Change Proposals, and provide program design error, omission, and failure reporting and ensure the traceability of program problems.

      d. Provide technical evaluations and assessments of the adequacy of Combat Systems computer programs, system
specifications,        development         plans,         quality
assurance/configuration management plans, independent verification and validation plans, computer program performance specifications, computer program design specifications, data base design documents, interface requirements document, interface design specifications and source code. Prepare technical assessments of the computer program development process in terms of conformance to design requirements, quality assurance requirements, and production and test requirements.

                             VIII-31
N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

e. Provide systems engineering, design, integration, testing and other technical support during the development of the LHD and LPD Class Combat System including organizing and participating in Combat System Working Group (CSWG) meetings, Combat System Executive Committee (CSEC) meetings, Coordination Planning Group
(CPG) meetings, Fleet Delivery Readiness Reviews (FDRR), Combat Systems Integration Test (CSIT) Readiness Reviews (CRR) and various subsystem development meetings.

f. Provide technical support during the development and review of LHD and LPD software/firmware programs and hardware suites associated with the combat system. Tasks shall include reviewing documentation for technical accuracy and conformance to accepted DOD standards, problem/risk analysis, development and review of Engineering Change Proposals (ECP) and Specification Change Notices (SCN), establishment of an LHD/LPD ECP tracking database, review and provide solutions to various LHD/LPD condition reports and trial cards.

g. Provide configuration management support for the LHD CSIT testing at Integrated Combat Systems Test Facility (CTSF) in San Diego, CA. Task shall include tracking Software Trouble Reports
(STR) status and updating status changes in the LHD Configuration Status Accounting File, participate in ICSTF LHD combat system testing as directed by the Navy, review test results and issues arising from the conduct of testing or the actions of the On-Site Configuration Control Board, review designated CSIT STRs and provide technical assessments and recommended resolutions, participate in various Configuration/Change Control Board meetings.

h. Provide technical support for the data gathering preparation and maintenance of the LHD Combat System Ten Year Plan.

i. Provide overall Amphibious Class CSE program support including developing and maintaining an LHD Action Item Database, Point of Contact Database, and a Library Summary Report consisting of a listing of all documentation related to the LHD program as well as maintaining hard copy library.

j. Provide engineering, design, and integration support for in-service Amphibious ships (LHD, LHA, and LCC) combat systems including documentation reviews, participation in combat system related meetings, and the conduct of assessments of potential combat system upgrades.

K. Provide acquisitions and technical support required for the development and fielding of the LPD 17 ship class combat system. Provide program management and technical support with respect to the continued development of the LPD 17 combat systems architecture as defined in the contract design for the award of the first shipbuilding contract. This support includes participation in combat system related meetings including Combat System Working groups, Combat System Executive Committee meetings, Electromagnetic Capability Advisory Board meetings, Integrated Interior Communications and Control (IC2) Working Groups and other technical meetings as assigned by the Navy.

                             VIII-32
N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

      1.    Provide development of the LPD 17 Computer  Resources
Life Cycle management Plan (CRLCMP).

     m.   provide technical analysis for the systems engineering,
design,  integration  and  testing  support   required   in   the
development of the LPD 17 Combat Systems Management Plan (CSMP).

      n. Provide engineering support with respect to the development and review of the LPD Combat System Computer Program
Configuration management Plan.

      o. Conduct the engineering efforts required for Combat System test, and evaluation, assessment and certification, verification and validation, and the procedures required to conduct combat system alignment planning. The contractor will be required to develop the following: (1) shipboard alignment procedures, techniques, and tolerances, including manuals and drawings which will be developed, reviewed, verified, and/or validated, as required, (2) records on the conduct of various Shipboard Combat System alignment and testing (or both)which will be prepared to ensure compliance with test memoranda and to ensure that tests and alignment are accurately conducted and recorded, (3) alignment requirements developed and updated to reflect changes that evolve as a result of new equipment or construction methods, (4) alignment procedures and tests reviewed on a class by class basis, and proposed changes necessitated by major equipment changes and the phased accomplishment of upgrades (i.e., Combat Direction System Upgrade)

      p.    Provide systems engineering of the LPD-17, CVN-76 and
AOE-6  Class  for  Combat  System Operational  Sequencing  System
(CS)SS)   and  Battle  Force  Tactical  Training  (BFTT)   System
integration planning.

      q. Provide system engineering and integration support for Life Cycle Management (LCM) of Non-AEGIS Combat System Operational Sequencing System (CSOSS) through performance of the package production process for ships receiving CSOSS. The contractor shall develop where applicable and reproduce CSOSS procedures and diagrams for package implementation, assemble CSOSS Book sets in accordance with Book Installation Plan, produce CSOSS status boards and system interface diagrams through operation of large scale computer-controlled plotter and laminate final product for inclusion in CSOSS package. The contractor shall coordinate CSOSS Package final assembly and shipment in accordance with Installation plan.

       r.     Provide   support  for  the  control,   processing,
manipulation, and maintenance of CSOSS supported ship class baseline Feed Back Reports (FBRs), databases, libraries, and the CSOSS Requirements Manual. The contractor shall maintain the CSOSS Quality Assurance (QA) Plan.

      s. Conduct shipboard validation of changed or modified procedures for FBRs, and demonstrate an understanding of the CSOSS components that are installed during the implementation phase.

      t. Maintain the Master Non-AEGIS CSOSS LCM computer programs, and a hard copy of all changes to LCM master database and library files.

                             VIII-33
N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

      u.    Provide  technical  analyses  of  the  Combat  System
Operational  procedures (CSOP) and the Combat System  Operational
Casualty Control (CSOCC) documents.

      v. Provide the onboard support for crew training during the installation phase of the CSOSS package in LHD-5/6, AOE-6 and CVN-76 and develop appropriate CSOSS User's Guides and shall develop changes to the LHD-5, AOE-6 and CVN-76 Combat System Officer of the Watch (CSOOW) Guide to incorporate quick reference material for CSOSS coordination.

      w. Provide coordination during the installation and validation phase of CSOSS documentation for the LHD-5, CVN-76 and AOE-6 Classes.

     x. Provide systems engineering for navy ship combat system testing, training and performance monitoring systems by providing technical support for the development and review of Battle Force Tactical Training (BFTT) Program documentation in preparation for Milestones III and IV. The contractor will be required to maintain the Operational Requirements Document (ORD), Program Management Plan (PMP), Integrated Program Summary (IPS), BFTT Maintenance Plan (MP) and other program management, technical and scheduling documentation. The contractor will be required to maintain a BFTT Program Master Library, and a listing of all equipments procured with BFTT funding and an accounting of Onboard trainers (OBTs) with installation schedules, and maintain a products listing for performance monitoring data. This support includes planning for and participation in technical and programmatic working group meetings, executive-level planning and steering group meeting, advisory board meetings and other technical and programmatic meetings as assigned by the Navy.

        y.      Operate   and   maintain   the   BFTT    PIPENET-
telecommunications system using government furnished equipment.

      z. Perform engineering design proof of principal for the BFTT Non-NTDS shipboard configuration, and develop technical documentation to support proof of concept design, test and interim support.

     aa. Provide engineering support for Navy ship combat system Testing, Training and Performance Monitoring (TT&PM) systems and accomplish the following relative to the AN/SSQ_91 (V) LHD 1 CLASS Combat Simulation Test System (CSTS) and AN/SSQ-XX Training
Systems:
(1) provide engineering and technical support for the review and maintenance of Program documentation including the Program Management Plan, and the CSTS Transition Plan for the LHD configuration, (2) provide technical support for logistics related matters.

      ab. Provide engineering support for the Navy's Cryptologic Systems Trainer (CST) Program for NAVSEA and provide technical support during development and review CSET Program documentation. The contractor shall coordinate, develop, update, and review CST program.

                             VIII-34

N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

documentation including but not limited to: the CST Operational Requirements Document (ORD), the CSET Fleet project Team Charter, Preliminary CST Acquisition Plan, CST Program Management Plan, and the CST Maintenance Plan. The contractor shall develop updates to the CST Ship Hull/Cryptologic System Matrix. The contractor shall maintain the reference system for a 10 year funding requirements profile and a 10-year plan of action and milestones (POA&M) for CST. The contractor shall participate and provide technical inputs for CST planning/management meetings and CST Configuration Control Board (CCB) process.

       ac. The contractor shall attend all CST equipment installations, test demonstrations and software development demonstrations. The contractor will ensure support personnel have a clearance to facilitate access to Naval cryptologic facilities.

      ad. Provide acquisition and technical support required for the development, fielding and lifecycle support of the Radar Target Simulation Component (RTSC) of BFTT, the Tactical Advanced Surface Warfare Integrated Trained (TASWIT), the Amphibious Warfare Tactical Trainer (AWTT) and the Ship Ocean Acoustic Model
(SOAM). This support includes planning for and participation in technical and programmatic working group meetings, executive-level planning and steering group meetings and other technical and programmatic meetings as assigned by the Navy.

2. In support of PMS 312, the contractor shall provide systems engineering, integration and technical support for the combat systems onboard Navy carriers.

      a. Provide engineering and technical support to NAVSEA PMS312 for the preparation and review of technical documents for candidate combat system warfighting improvements for aircraft carrier classes, including assistance in identifying planned SHIPALT installation issues, their impact and any alternatives, in support of the Fleet Modernization Program.

      b. provide engineering support for combat system designs or configurations for new carrier designs through participation in technical meetings such as design reviews and the conduct of



3.    In support of the Program Executive Office for Theater  Air
Defense (PEO(TAD)), the contractor shall:

      a. Provide engineering support during the Ship Self Defense System (SSDS) engineering, software development and production for the LSD, DD, FFG, CVN. LPD, LHD< LHA, and AOE class ships. Evaluate SSDS baselines for software reuse between ship classes and for follow on enhancements for ships within the class. Conduct trade-off studies as required. Attend Program

                             VIII-35

N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

Reviews, Systems Engineering Board meetings, and Change Control Board meetings to support technical discussion of software issues. Review and comment on field activity documentation forwarded to PEO (TAD)D. provide technical cost and schedule trade-off analyses and planning priority evaluations for SSDS support software development, tools, and facilities. Provide support for SSDS engineering reviews, the SSDS Software
Engineering Process Group (SEPG), Metrics Implementation Sub-Group, Reuse Library User's Group, and Software Engineering Environment Working Group. Purpose changes to the SSDS software related instructions, technical Directives and documentation.

     b. Monitor the program status to ensure that the Ship Self Defense System (SSDS) engineering meets program requirements and that it is being executed within established constraints. Program, equipment, and schedule data will be documented and assessed against current guidance. Provide the means for the conduct of rapid communications, investigations, examinations, assessments, configuration management and review documentation in response to changing schedules and resources availability. Program summaries, status reports, and impact assessments are required to support the daily program decision process. Specifically, the contractor shall review the existing work breakdown structure (WBS) and expand it to the top three levels, and identify the cost accounts to the WBS elements, develop Project Evaluation Review Technique (PERT) Chart report; review existing schedules and develop a comprehensive project Management Plan (PMP) plus Grant chart views that monitor project tasking and progress. The contractor will also review the financial plans and develop recommendations for program execution, and integrate the financial planning with the PMP. Attend SSDS meetings, prepare agenda, and meeting/trip reports.

     c. Provide engineering, planning, and programming support, and integrated logistics support for the Combat Direction System
(CDS) programs and projects as defined in the following paragraphs. CDS encompasses the following ship systems: NTDS, CDS. ACDS, ITAWDS, Command Station, SGS/AC and advanced CDS development projects in ship classes: CV/CVN, LHD, LHA, LCC, LPD 17, CGN 36, DDG 963, FFG 7, CG 47, and DDG51 (for SGS/AC only).

      d. Assess and provide inputs to CDS technical, logistics and program documentation including ORD,APBA, IPS, TEMP, NTP, Program Support data Sheets, COSAL, Weapon Systems File, Ship Configuration and Logistic Support Information System (SCLSIS), SEATASKs, Project Directives, FMPMIS, JCF and SAR. Prepare and maintain CRLCMP, ILSP and OLSS. Participate in CDS-related reviews, working groups and meetings and record minutes for selected meetings. Prepare and maintain presentation material.

      e.   Provide and maintain a 10-year CDS Project Master Plan
(PMP)   which   includes  the  system  configuration,   interface
requirements and implementation schedules.

      f. Provide CDS equipment requirements and allocation data including ECPs, field changes and ORDALTs. Assess, document, and maintain system, equipment, resource and schedule data against program requirements and guidance. Provide inputs to the CDS Resource Management System, and provide CDS resource planning information summary reports.

                             VIII-36
N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

      g. Provide computer resource planning, configuration management, and maintenance support for the CDS program office management system to include: (a) system support including updates to operating procedures and (b) engineering, development, and installation support for integration of the CDS program office management systems/data including the CDS resource
management       system,      the      Government       Furnished
Information/Government Furnished Equipment (GFI/GFE) and spares database, and the other management systems.

      h. Conduct engineering assessments of CDS with respect to Fleet requirements and deficiencies, system change proposals and other engineering and Logistics documentation to determine a document the impacts to CDS baselines/levels. Identify and track CDS equipment requirements including new initiatives, proposed equipment changes, field changes and ILS documentation. Provide technical support for the CDS Fleet user working groups.

      i. Conduct data link message standard engineering and ensure that the Data link Message Standard developments and changes are properly planned for and implemented in the Advanced Combat Direction System (ACDS) Block 0, Block 1, and non-ACDS ship programs. Review, analyze, and assess the impacts of these developments and changes. Assist the PEO(TAD) with (1) Combat Direction System (CDS) Computer Program Data Link Certification
(2) Data Link implementation planning analysis, (3) data link system enhancements assessments, (4) Technical Interoperability Requirements Group data link analysis and technical support, and
(5) assess the information in U.S. Navy Configuration Management Information System (CMIS), maintained by the Navy Center for Tactical Systems Interoperability (NCTSI) and track all proposed CDS-related Data Link changes.

      j. Provide system engineering, planning and integrated logistics support for the identification, analysis, and resolution of issues associated with the Shipboard Gridlock System with Automatic Correlation (SGS/AC) for CDS and AEGIS. This effort will include: (a) the conduct of SGS/AC program documentation assessments, (b) participation in project reviews and working group meetings. Provide ILS and resource status support for the SGS/AC program specifically by analyzing requirements for and developing Program Support Data (PSD) Sheets and Order Data Sheets; assessing/providing inputs to program support documents, such as SEATASKs, Project Directives and Program Performance Specification(PPS); and analyzing methods for providing Integrated Logistic support Plan (ILSP) and Navy Training Plan (NTP) support for the SGS/AC program.

      k. Provide technical support in those efforts relating to CDS computer programs, In-service Engineering, NIDS Restoration and other projects requiring engineering support carried out at Fleet Combat Direction systems Support Activity (FCDSSA), Dam Neck, Port Hueneme Division (PHD), Naval Surface Warfare Center
(NSWC); Naval Command Control and Ocean Surveillance Center (NCCOSC), RDT&E Division (NRaD); and naval Undersea warfare Center Detachment (NUWC DET) Norfolk. These effort shall include the assessment of computer program anf life cycle support documentation.

                             VIII-37

N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

     l. Provide technical assistance to NAVSEA PEO-TAD (DN), the NATO-Seasparrow Program Office (NSPO) National Deputies and NAVAIR supporting codes in those technical and engineering efforts relating to Missile Systems, Avionics Hardware and Software, and host platform Reliability, Maintainability, and Quality (RM&Q) support.

      m. Prepare rework requirements for EMS owned AIM-7/RIM-7, AI<-9 and other air-launched missile assets which necessitate repair under the terms of the FMS Repair of repairable cases. This includes RM&Q processing and maintenance at the WPNSTA YORKTOWN, VA depot repair at organic facilities such as NADEP Alameda, CA, NAVORDSTA Indian Head, MD, Letterkenny depot repair at commercial facilities such as Raytheon Company, Lowell, MA and Hughes Missile Systems, Tucson AZ. Provide to maintenance activity (S) semi-annual rework projections that include Participating Government's (PGs) estimates of repair returns for both immediate and long term requirements.

      n. Coordinate and prepare shipping instructions for the ready for issue (RFI) assets, responding to PGs requests for the disposition of condemned or unserviceable material, and provide assistance in the conduct of engineering investigation of USN, Air Force and FMS/NSSMS assets. In addition, the contractor will coordinate all necessary actions with rework sites, Navy engineering activities, Department of transportation, Customs, Participating Governments (PDs), freight forwarders and/or supply activities.

       o. Operate the automated computer programmable Configuration Management Missile Assets Tracking System (MATS), its subsystem, the Missile Assets Production Status (MAPS), and the Missile Assets Repair Status (MARS). MATS operation includes ensuring that the appropriate input data is collected, edited, analyzed, entered into the system, and the reports generated as specified by NSPO/PMA-259. Maintenance will be performed as necessary to solve problems that may occur, and to update the program as desired by NSPO/PMA-259.

      p.    Provide  technical  review of ILS  documentation  for
impact to FMS ILS programs to ensure FMS customer unique requirements interface with U.S. government logistic support programs. Review necessary data base logistic information and recommend methodology to determine maturity of FMS case completion. Develop a plan that provides for the effective assessment of the ILS factors of supportability and maintainability and incorporate the strategy for the completion of FMS cases.

      q. Analyze existing configuration management plans (CMP) and determine effects in the development of Engineering Change proposals (ECP) and maintain the currency of the ECP data base as changes occur during the approval and implementing process.

      r. Prepare a POA&M for the preparation, review and implementation of Depot maintenance process Documents for missile assets scheduled for transfer of responsibility from the US Navy to the Letterkenny Army Depot.

                             VIII-38

N00024-97-C-6431
P00001
Attachment B                             NO0024-95-R-6403

4. In support of Combat System Software Engineering, SEA 03KQ, the contractor shall:

     a. Provide technical support to the Combat System Software Change Control Board (CSSCCB) and provide technical reviews of proposed Engineering Change Proposals (ECPs), participate in Board meetings, act as Secretariat to the Board, maintain the library of ECPs, maintain an accounting of ECP status, provide periodic ECP status reports, maintain the Board implementation documentation.

     b. Maintain the Software Quality Improvement (SQI) Program including implementation documentation, investigate new methodology for inclusion in the Program including CASE tools, and software metrics, participate in the development and modification of the program requirements.

      c. Investigate new technologies and processes that focus on combat system software reuse engineering. In particular, the contractor must demonstrate understanding of the techniques associate with the conduct of Domain Analysis as it relates to combat systems.

       d.     Participate  in  working  level  meetings  for  the
development and/or modification of weapon systems computer interface documentation, review new/updated interface documentation for feasibility and adherence to established standards, provide recommendations for the approval of such documents, maintain weapon systems interface documentation status, and provide period reports of that status.

      e. Participate in Combat System Integration Test (CSIT) Scheduling Meetings, investigate/evaluate new requirements for testing of combat system software baselines, maintain an accounting of CSIT Schedule events, provide periodic reports of those events.

      f. Provide technical and management support for the Software Engineering office in its function of supporting the assigned non-Aegis ship class Combat System Engineers (CSEs) for all matters concerning combat system software. This includes:
(1) establishing ship class combat system software baselines. Maintain the Ten Year Plan data base and provide periodic reports. Recommending and justifying CSITs for those baselines if necessary, (2) monitoring preparations and conduct of CSITs, act as the CSEs on-site representative, providing periodic reports on the progress of such CSITs with evaluations of that progress and recommendations for problems resolutions, evaluation of the results of the CSIT with recommendations for the fleet release of the baseline software, (3) fulfilling of the SQI Program requirements including attendance at Coordination Planning group meetings, preparations for Flag Level Reviews, evaluation of Exception Requests with recommendations for approval.

     g. Provide support to the U.S. Government Foreign Military Sales Program for the Royal Australian Navy (RAN) Combat data Systems Centre (CDSC) at Fyshwick, A.C.T. Canaberra for the procurement of additional AN/UYK-43s and the development and evaluation of post installation upgrades to the AN/SLQ-32(V) Software Support and Training System (SSTS), as well as, support and

                             VIII-39

N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

evaluation for the possible procurement of Single, Joint, and Combined Interoperability hardware and software. Provide support to NAVSEA 03KQ1 to include: (1) responding to questions for CDSC concerning the proper operation of the SSTS and AN/SLQ-32 software, (2) provide coordination between CDSC and NAVSEA 03KQ1 concerning the status of SSTS operation at CDSC, (3) implement minor modifications and engineering changes to SSTS software and documentation as assigned by the COR and accepted by the contractor, (4) provide support to NAVSEA in matters relating to CDSC and the United State Navy (USN) supplied computer programs installed therein, (5) provide support to NAVSEA and CDSC in matters concerning RAN combat system computer programs and their life cycle maintenance, (6) provide support in obtaining the transfer of computer programs (including source code) from the USN to the RAN, (7) provide analysis support to NAVSEA 03KQ1 and CDSC regarding upgrade to the AN/SLQ-32(V) SSTS, (8) provide technical and documentation support to NAVSEA for the procurement of additional AN/UYK-43 computers for the RAN CDSC, (9) provide coordination between CDSC, NAVSEA o3KQ1, and other military facilities associated with interoperability testing, (10) provide technical and documentation support to NAVSEA concerning procurement of interoperability test hardware and software, (11) provide coordination between NAVSEA, CDSC, and the Australian Embassy concerning the CDSC Director's visit to military facilities and meetings in NAVSEA.

5. In support of AEGIS Combat System Engineering, PMS 400, the contractor shall:

      a. Perform systems engineering support of the development baseline and upgrades for tactical operational computer programs. Review and comment on computer program and firmware program performance specifications and design documentation baseline charges, and provide SDR/SCN traceability at the performance level. Study, analyze, and comment on program design techniques and computer program baseline upgrade demonstration plans.

     b. Provide engineering support to the AEGIS project office for planning in Command, Control, Communication and Intelligence
(C3I) related areas, such as JTIDS, Model 5 Link-11, Link-16, Link-4A and C2P, as they relate to AEGIS Block upgrades, model change requirements, and DDG-51 development. Determine the impact on the AEGIS Combat System of planned communication upgrades.

       c. Provide engineering support for the baseline development and upgrade of the AEGIS Combat System. Review and comment on C&D and ADS computer program specification and baseline upgrades. Study, analyze, and comment on program design techniques and computer program baselines upgrade demonstration plans. Provide attendance at, and comments on, C&D and ADS computer program baseline upgrade design reviews. Review Navy test plans and procedures in support of Navy baseline upgrade design reviews. Review Navy test plans and procedures in support of Navy baseline upgrade testing. Provide technical guidance for the development of contractor test plans and

                             VIII-40
N00024-97-C-6431
P00001
Attachment B                            NO 0024-95-R-6403

procedures. Participate in C&D and ADS demonstrations and tests, and assist in analysis and evaluation test data.

      d. Perform engineering support in the evaluation of proposed changes to the CDS/SLQ-32/Lamps Interface Design Specification for AEGIS impact. Provide technical support for the development of the C&D computer program EW interface. Review test plans and procedures, participate in element and system level testing, and provide analysis of tests results. Monitor AN/SLQ-32 program development and assess the impact to AEGIS of planned improvements. Assist in the development of AEGIS required ECPs to the CDS/SLQ-32/LAMPS IDS.

      e. Perform engineering support and analysis by conducting engineering technical review and analysis of engineering changes including Engineering Change Proposals (ECPs), Change Evaluation Documents (CEDs), and Change Assessment Documents (CADs). Identify change packages which impact the AEGIS Combat System
(ACS), CG-47 and DDG-51 class ships.

     F. Provide engineering and analysis support to the PMS-400 Program Level Change Control Board (CCB), the joint Evaluation Team (JET), and the Change Coordination Group (CCG) in the establishment, implementation, and monitoring of change control requirements related to the development, review, and approval of engineering changes. Action items shall be established and maintained from assignment to closure.

      g.    Perform engineering and analysis in the areas of data
requirements,   technical   document  development   review,   and
configuration management for the AEGIS Configuration Control and Engineering Status System (ACCESS).

     h. Perform engineering and analysis in the areas of system performance, functional capabilities, test and evaluation, simulation requirements for current and advanced baselines, technical documentation development and review, and configuration management for the AEGIS Combat System Interface Simulation (ACSIS), AEGIS Combat Training System (ACTS), Mass Memory Storage Device (MMSD) and the AEGIS Combat Training System (ACTS), Mass Memory Storage Device (MMSD) and the AEGIS Interface Simulation System (ISS).

     B.   ITEM 0002- DATA REQUIREMENTS (NAVSEA) (SEP 1992)
The  data  to  be  furnished  hereunder  shall  be  prepared   in
accordance with the Contract Data Requirement List, DD Form 1423,
Exhibit(s) A, attached hereto.

TECHNICAL PRODUCTS/DOCUMENTATION

1. Technical Products. Technical products documenting the results of Contractor's technical efforts (such as reports or reviews, technical assessments, programming documentation, charts, manuals, matrices, sketches, and schedules) shall be prepared and provided in formats, numbers of copies and at times specified in technical instructions.

                             VIII-41
CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
-----------------------------------------------------------------


D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A029                           PRESENTATION              MATERIAL
$1,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-ADMIN   -81373                                 SECTION   C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

----------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 29 of 29 Pages


                            VIII-167
CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
-----------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A028                             CONFERENCE               MINUTES
$1,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-ADMIN   -81250A                                SECTION   C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks


Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant program manager prior to submittal.

Blocks 10, 12, 13, and 14:  In accordance with the Technical
Instruction.

Block 14 and 15: In addition to the distribution and quantities specified, include X copies for meeting/conference attendees where "X" equals the additional number of attendees.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
-----------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 28 of 29 Pages


                            VIII-166

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A027                             CONFERENCE                AGENDA
$1,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-ADMIN   -81249A                                SECTION   C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 9,10,12,13,14 and 15: As specified in the Technical Instruction.

-----------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 27 of 29 Pages


                            VIII-165

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A026           REPORT/MINUTES, RECORD OF MEEETING   TRIP  REPORTS
$1,500
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
VDI-ADMI   -23083A                                SECTION   C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                          AS
REQ

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                    AS REQ                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 9,10, 12, 13, 14 and 15:  In accordance with the
Technical Instruction.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 26 of 29 Pages

                            VIII-164

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                   CONTRACTOR'S
A025        PERFORMANCE  AND  COST  REPORT         BILLING   DATE
$1,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-FNCI-80912                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                          AS
REQ

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          AS REQ

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

 Blocks 10, 12, and 13: Copies of invoice documents shall be admitted within five days after each submittal to Government
Agency for payment.

Blocks 14 and 15:  in accordance with the Technical Instruction.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN  90         Previous  editionsre  obsolete
Page 25 of 29 Pages

                            VIII-163

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A024                    CONTRACTOR'S       PROGRESS,       STATUS
$1,500                   AND MANAGEMENT REPORT
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MGMT    -80227                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------7. DD
250 REQ        9. DIST STATEMENT      10. FREQUENCY      12. DATE
OF FIRST    14. DISTRIBUTION
                     REQUIRED        MTHLY         SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16
                                        SEA 0264
------------------------------------------------------------
16. Remarks

Block 12: Not later than 10 working days after the end of the first month after contract award.

Block 13: Not later than 10 working days after the end of each subsequent month

Blocks 14 and 15:  In accordance with the Technical Instruction.

------------------------------------------------------------
15. TOTAL      0  0   0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 24 of 29 Pages

                            VIII-162

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A023               TECHNICAL  REPORTS-          COMPUTER/SOFTWARE
$3,500
                   STUDIES/SERVICES          OPERATIONS MANUAL
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10. 11,12,13,14 and 15:  In accordance with the
Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 23 of 29 Pages

                            VIII-161

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                      SUPPORT SOFTWARE USERS/
A022               TECHNICAL REPORT-STUDIES           MAINTENANCE
MANUAL          $3,500
                   /SERVICES
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 22 of 29 Pages

                            VIII-160

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A021               TECHNICAL  REPORT-STUDIES/  SOFTWARE  DELIVERY
$1,500
                  SERVICES              DOCUMENTATION
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 21 of 29 Pages

                            VIII-159

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A020              TECHNICAL   REPORT-STUDIES/            SOFTWARE
PRODUCT              $5,000
               SERVICES                 SPECIFICATION
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 20 of 29 Pages


                            VIII-158

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A019              TECHNICAL REPORTS-STUDIES/ COMPUTER OPERATIONAL
$3,500                          SERVICES                  PROGRAM
UPGRADES
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

 Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 19 of 29 Pages

                            VIII-157

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A018               TECHNICAL SUPPORT/            SOFTWARE QUALITY
$5,000
                  SERVICES                 IMPROVEMENT (SQI)
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC    -80508                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 18 of 29 Pages

                            VIII-156

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A017            TECHNICAL REPORT-STUDIES/SERVICES     LIFE  CYCLE
MANAGEMENT           $3,500
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC    -80508                               SECTION     C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

 Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 17 of 29 Pages
                            VIII-155

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A016            TECHNICAL REPORT-STUDIES/          CHANGE CONTROL
BOARD                  $3,500
               SERVICES
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC    -80508                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 16 of 29 Pages

                            VIII-155

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A015               TECHNICAL REPORT-STUDIES   ENGINEERING  CHANGE
$3,500
                  /SERVICES             PROPOSALS/REQUESTS
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
15. TOTAL      0  0   0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 15 of 29 Pages

                            VIII-154

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                   COMBAT SYSTEM
A014                 TECHNICAL   REPORT-STUDIES/     ARCHITECTURE
$5,000
                  SERVICES
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

 Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 14 of 29 Pages

                            VIII-153

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A013            TECHNICAL   REPORTS-STUDIES/SERVICES      QUALITY
ASSURANCE       $3,500
                                   SUPPORT
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

 Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 13 of 29 Pages

                            VIII-152

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                   CONFIGURATION
A012              TECHNICAL   REPORT-STUDIES/SERVICES     SUPPORT
$3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 12 of 29 Pages

                            VIII-151

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                      CS INTEGRATION
A011            TECHNICAL REPORT-STUDIES/SERVICES    TESTS (CSIT)
$3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 11 of 29 Pages

                            VIII-150

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                                   TEST PLANS/PROCEDURES
A010               TECHNICAL REPORT-STUDIES   BTLE FOR TACT TRAIN
(BFFT)    $3,500
                  /SERVICES             (CSIT)
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 10 of 29 Pages

                            VIII-149

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A009                    TECHNICAL      REPORTS-STUDIES/      TEST
PLANS/PROCEDURES        $3,500
                  SERVICES              CS OP SEQ SYS (CSSOS)
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC    -80508                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9: The Contractor shall obtain the proper distribution statement from the cognizant program manager prior to submittal.

------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 09 of 29 Pages
                            VIII-148

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEM     ENGINEERING      N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE

A008                       PRODUCT          DRAWINGS          AND
$3,500
                  ASSOCIATED LISTS
------------------------------------------------------------
4. AUTHORITY (DATA ACQUISITION DOCUMENT NO.) 5. CONTRACT REFERENCE 6. REQUIRING OFFICE
DI-MISC    -80508                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                          REQUIRED            SEE     BLK      16
SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

Blocks 10,11,12,13,14 and 15: In accordance with the Technical Instruction.

Block 9:  The Contractor shall obtain the proper
distribution statement from the cognizant program
manager prior to submittal.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 08 of 29 Pages

                            VIII-147


CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------


D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                   TECHNICAL REPORT-         INTEGRATED LOGISTIC
A007                STUDIES/SERVICES               SUPPORT  (ILS)
$ 3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 07 of 29 Pages

                            VIII-146

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------


D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                   TECHNICAL REPORT-         RELIABILITY,
A006               STUDIES/SERVICES     MAINTAINABILITY & QUALITY
$ 3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 06 of 29 Pages
                            VIII-145
CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                   TECHNICAL REPORT-            CERTIFICATION
A005                  STUDIES/SERVICES                 ASSESSMENT
$3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K

------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0
------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 05 of 29 Pages


                            VIII-144

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------
D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------
                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                  TECHNICAL REPORT-          COST-EFFECTIVENESS
A004                    STUDIES/SERVICES                 ANALYSIS
$ 5,000
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 04 of 29 Pages
                            VIII-143
CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------


D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                   TECHNICAL REPORT          TRADE-OFF
A003                     STUDIES/SERVICES                ANALYSIS
$3,500
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 03 of 29 Pages

                            VIII-142

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A



D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II


                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                   TECHNICAL REPORT-          FEASIBILITY
A002                     STUDIES/SERVICES                 STUDIES
$5,000
------------------------------------------------------------
4.   AUTHORITY  (DATA  ACQUISITION  DOCUMENT  NO.)  5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-MISC-80508                                  SECTION      C-SOW
SEA 91K


------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16

------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 02 of 29 Pages
                            VIII-141

CONTRACT DATA REQUIREMENTS LIST         Form Approved
          (1 Data Item)            OMB No. 0704-0188

Public reporting burden for this collection of information is estimated to average 110 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to Department of Defense, Washington Headquarters Services, Directorate for Information Operations and Reports, 1215 Jefferson Davis Highway, Suite 1204, Arlington VA 22202-4302 and to the Office of Management and Budget, Paperwork Reduction Project (0704-0188), Washington, DC 20503. Please do not return your form to either of these addresses. Send completed form to the Government Issuing Contracting Officer for the Contract/PR No. listed in Block E.

A.  CONTRACT LINE ITEM NO.          B.  EXHIBIT                C.
CATEGORY
                                              TDP              TM
OTHER
    0002                     A
------------------------------------------------------------

D.  SYSTEM/ITEM           E. CONTRACT/PR NO.       F.  CONTRACTOR
17.  PRICE GROUP
        COMBAT     SYSTEMS     ENGINEERING     N00024-94-NR-91804
II
------------------------------------------------------------

                                                  18. ESTIMATED
1.  DATA  ITEM  NO.          2. TITLE  OF  DATA  ITEM          3.
SUBTITLE           TOTAL PRICE
                  TECHNICAL REPORT-             INTERFACE
A001                 STUDIES/SERVICES                 ASSESSMENTS
$5,000
------------------------------------------------------------4.
AUTHORITY   (DATA  ACQUISITION  DOCUMENT  NO.)      5.   CONTRACT
REFERENCE 6. REQUIRING OFFICE
DI-ADMI    -81373                               SECTION     C-SOW
SEA 91K
------------------------------------------------------------
7. DD 250 REQ       9. DIST STATEMENT      10. FREQUENCY      12.
DATE OF FIRST    14. DISTRIBUTION
                     REQUIRED        AS REQ        SUBMISSION
     LT                    SEE BLK 16                         SEE
BLK 16

------------------------------------------------------------
8. APP CODE         11. AS OF DATE                    13. DATE OF
                                                 SUBSEQUENT
                                          SUBMISSION
                                          SEE BLK 16

                                       A.  ADDRESSEE           B.
COPIES
                                                            DRAFT
FINAL
                                                              REG
REPRO
                                        SEE BLK 16
------------------------------------------------------------
16. Remarks

  Block  4:   The formal and medium of the presentation  material
shall
be vugraphs and hard copies of vugraphs as described in the Technical
Instruction.

Block  9:   the  contractor shall obtain the proper  distribution
statement
from the cognizant manager prior to submittal.

Blocks 10, 12, 13, 14 and 15:  In accordance with the Technical
Instruction.
------------------------------------------------------------
                                              15. TOTAL      0  0
0

------------------------------------------------------------
PREPARED   BY                H.   DATE        I.    APPROVED   BY
J. DATE
K.C.  Miller, SEA91K3          9-Feb-95       Edwin Wist, DM  SEA
91Q15          09 Feb 95
------------------------------------------------------------
DD  FORM  1423-1,  JUN 90        Previous editions  are  obsolete
Page 01 of 29 Pages
                            VIII-140

         ATTACHMENT A                  N00024-97-C-6431
                           Page 1 of 1
                         Modification P00001


          ESTIMATED                                          MAN-
FUNDED     FUNDED    FUNDED   FUNDED
ITEM       COST      FIXED FEE      CPFF      HOURS       CPFF/MH
EST.COST  FIXED FEE  CPFF     MH

0001 $ 9,867,565    $  575,124     $ 10,442,689     288,120 36.24
0001AG*$    47,246  $    2,754     $     50,000       1,380 36.24
$ 47,246  $  2,754  $50,000  1,380
0002     NSP                  NSP              NSP            N/A
N/A     NSP            NSP            NSP         N/A
0003 $ 10,193,991   $  594,991     $ 10,788,982     289,500 37.27
0004 $ 10,489,387   $  613,155     $ 11,102,542     289,500 38.35
0005 $ 10,804,056   $  632,473     $ 11,436,529     289,500 39.50
0006 $ 11,138,892   $  653,032     $ 11,791,924     289,500 40.73

TOTAL      $ 52,541,137   $3,071,529     $ 55,612,666   1,447,500
$ 47,246  $ 2,754   $ 50,000 1,380

Note:   Items with asterisk have been fully exercised  and  equal
total contract amount.

------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00001
------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
0001AE            AA          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497TR37235

------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
___________________________________________________________

3P      WCL    0    068342     2D     000000   23027  400    006D
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $ 50,000.00                     N0002496PD77010 LHD-7

PAGE TOTAL     $ 50,000.00

GRAND TOTAL

------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     06/18/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

JUN 23 1997
/TABLE

-----------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------

1. CONTRACT NUMBER        2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00001
------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
0003AE            AA          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497TI96X46

------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
____________________________________________________________

3P      WCL    0    068342     2D     000000   23027  400    006D
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $ 50,000.00                     N0002496PD77010 LHD-7

PAGE TOTAL     ($ 50,000.00)

GRAND TOTAL

------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     06/18/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

JUN 23 1997

------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00001
------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
003AE             AA          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497TI96X46

------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
____________________________________________________________

3P      WCL    0    068342     2D     000000   23027  400    006D
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   ($ 50,000.00)                     N0002496PD77010 LHD-7

PAGE TOTAL     ($ 50,000.00)

GRAND TOTAL

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     06/18/97


COMPTROLLER APPROVAL:


SIGNATURE

DATE:

-----------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00
------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
001AE             AA          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497TR37235

------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
____________________________________________________________

3P      WCL    0    068342     2D     000000   23027  400    006D
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $ 50,000.00                     N0002496PD77010 LHD-7

PAGE TOTAL     $ 50,000.00

GRAND TOTAL

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     06/28/97


COMPTROLLER APPROVAL:


SIGNATURE


DATE:
-----------------------------------------------------------

Exhibit 10.3


          Amendments P00199 to P00205 to Prime Contract
                      No. N00024-90-C-5208.

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00199                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54593                   7-03KF-54593
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: DIANE MINGO/SEA 02513         BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 550
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

                            TI-97-X17

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            9 APR 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-90-C-5208
                                               N00024-97-FR-54593
                                             Modification P000199
                                                      Page 2 of 3

     The purpose of this modification is to provide additional funds under CLIN 0033 in the amount of $173,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

ITEM            EST COST         FIXED FEE       TOTAL
0033AD          161,682          11,318          173,000

2. The amount funded to date is increased by $173,000.00 from $46,445,140.00 to a new total $46,618.00 apportioned as follows:

ITEM     ESTIMATED    COM     FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL     35,673,496  26,344  2,497,950  38,197,790

0031AA     1,199,066       0     83,935   1,283,001 O&MN
0031AB       894,528       0     62,618     957,146 RDT&E,N
OO31AC        70,093       0      4,907      75,000 SCN(FY89)
0031AD       495,327       0     34,673     530,000 SCN(FY91)
0031AE       355,139       0     24,861     380,000 SCN(FY94)
0031AF       544,860       0     38,140     583,000 OPN
0031AG             0       0          0           0 WPN
0031AH             0       0          0           0 APN
0031AJ             0       0          0           0 FMS
0031AK             0       0          0           0 DBOF
0031AL             0       0          0           0 OTHER
0031AM       157,192       0     11,003     168,195 SCN(FY90)
0031AN       523,364       0     36,636     560,000 O&MNR
0031AP       154,206       0     10,794     165,000 SCN(FY93)
0031AR        70,093       0      4,907      75,000 SCN(FY92)
0031AS       186,916       0     13,084     200,000 SCN(FY96)
0031AT        37,383       0      2,617      40,000 DOD-R&D
0031AU        29,907       0      2,093      32,000 SCN(FY88)
0031AV        60,748       0      4,252      65,000 FMS AUSTRALIAN
0031AW       140,187       0      9,813     150,000 SCN(FY95)
TOTAL      4,919,009       0    344,333   5,263,342


TOTAL     40,592,505  26,344  2,842,283  43,461,132

                                                 N00024-90-C-5208
                                               N00024-97-FR-54973
                                              Modification P00199
                                                      Page 3 of 3

ITEM      ESTIMATED   COM      FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL      40,592,505  26,344  2,842,283 43,461,132

0032AA      1,012,149       0     70,851  1,083,000  O&MN
0032AB        448,488       0     31,394    479,882  RDT&E,N
0032AC        130,841       0      9,159    140,000  SCN(FY91)
0032AD        126,636       0      8,864    135,500  OPN
0032AE              0       0          0          0  WPN
0032AF              0       0          0          0  APN
0032AG              0       0          0          0  FMS
0032AH              0       0          0          0  DBOF
0032AJ              0       0          0          0  OTHER
0032AK        247,664       0     17,336    265,000  SCN(FY94)
0032AL         46,729       0      3,271     50,000  SCN(FY96)
0032AM        136,314       0      9,542    145,856  RDT&E
0032AN         19,279       0      1,350     20,629  SCN(FY88)
0032AP         14,019       0        981     15,000  SCN(FY93)
TOTAL       2,182,119       0    152,748  2,334,867

0033AA              0       0          0          0  O&MN
0033AB        200,935       0     14,065    215,000  RDT&E,N
033AC          46,729       0      3,271     50,000  SCN
0033AD        255,137       0     17,860    272,997  OPN
0033AE              0       0          0          0  WPN
0033AF              0       0          0          0  APN
0033AG              0       0          0          0  FMS
0033AH              0       0          0          0  DBOF
0033AJ              0       0          0          0  OTHER
0033AK        265,555       0     18,589    284,144  RDT&E,(ETS)
TOTAL         768,356       0     53,785    822,141


SUB-TOTAL
TO DATE    43,542,980  26,344  3,048,816 46,618,140

3. Except as provided herein, all other terms and conditions of Contract n00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00199
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AD            PW          1771810        14UQ           251


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54593
    TI-97-X17
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   UQ009  ETS    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $173,000.00                     N0002497AF314UQ

PAGE TOTAL     $173,000.00

GRAND TOTAL    $173,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
Z. PLUMMER, TAD-D12

DATE:     3/3/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/E. SPAULDING
              E. SPAULDING 703-602-5000x402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

3/26/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00200                           SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54597                   7-03KF-54597
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL:                               BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

                            TI-97-X29

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |           24 APR 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-90-C-5208
                                               N00024-97-FR-54597
                                             Modification P000200
                                                      Page 2 of 3

     The purpose of this modification is to provide additional funds under CLIN 0033 in the amount of $300,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

ITEM            EST COST         FIXED FEE       TOTAL
0033AD          280,374          19,626          300,000

2. The amount funded to date is increased by $300,000.00 by $46,618,140.00 to a new total $46,918,140.00 apportioned as follows:

ITEM     ESTIMATED    COM     FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL     35,673,496  26,344  2,497,950  38,197,790

0031AA     1,199,066       0     83,935   1,283,001 O&MN
0031AB       894,528       0     62,618     957,146 RDT&E,N
OO31AC        70,093       0      4,907      75,000 SCN(FY89)
0031AD       495,327       0     34,673     530,000 SCN(FY91)
0031AE       355,139       0     24,861     380,000 SCN(FY94)
0031AF       544,860       0     38,140     583,000 OPN
0031AG             0       0          0           0 WPN
0031AH             0       0          0           0 APN
0031AJ             0       0          0           0 FMS
0031AK             0       0          0           0 DBOF
0031AL             0       0          0           0 OTHER
0031AM       157,192       0     11,003     168,195 SCN(FY90)
0031AN       523,364       0     36,636     560,000 O&MNR
0031AP       154,206       0     10,794     165,000 SCN(FY93)
0031AR        70,093       0      4,907      75,000 SCN(FY92)
0031AS       186,916       0     13,084     200,000 SCN(FY96)
0031AT        37,383       0      2,617      40,000 DOD-R&D
0031AU        29,907       0      2,093      32,000 SCN(FY88)
0031AV        60,748       0      4,252      65,000 FMS AUSTRALIAN
0031AW       140,187       0      9,813     150,000 SCN(FY95)
TOTAL      4,919,009       0    344,333   5,263,342


TOTAL     40,592,505  26,344  2,842,283  43,461,132

                                                 N00024-90-C-5208
                                               N00024-97-FR-54973
                                              Modification P00199
                                                      Page 3 of 3

ITEM      ESTIMATED   COM      FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL      40,592,505  26,344  2,842,283 43,461,132

0032AA      1,012,149       0     70,851  1,083,000  O&MN
0032AB        448,488       0     31,394    479,882  RDT&E,N
0032AC        130,841       0      9,159    140,000  SCN(FY91)
0032AD        126,636       0      8,864    135,500  OPN
0032AE              0       0          0          0  WPN
0032AF              0       0          0          0  APN
0032AG              0       0          0          0  FMS
0032AH              0       0          0          0  DBOF
0032AJ              0       0          0          0  OTHER
0032AK        247,664       0     17,336    265,000  SCN(FY94)
0032AL         46,729       0      3,271     50,000  SCN(FY96)
0032AM        136,314       0      9,542    145,856  RDT&E
0032AN         19,279       0      1,350     20,629  SCN(FY88)
0032AP         14,019       0        981     15,000  SCN(FY93)
TOTAL       2,182,119       0    152,748  2,334,867

0033AA              0       0          0          0  O&MN
0033AB        200,935       0     14,065    215,000  RDT&E,N
033AC         327,103       0     22,897    350,000  SCN
0033AD        255,137       0     17,860    272,997  OPN
0033AE              0       0          0          0  WPN
0033AF              0       0          0          0  APN
0033AG              0       0          0          0  FMS
0033AH              0       0          0          0  DBOF
0033AJ              0       0          0          0  OTHER
0033AK        265,555       0     18,589    284,144  RDT&E,(ETS)
TOTAL       1,048,730       0     73,411  1,122,141


SUB-TOTAL
TO DATE    43,823,354  26,344  3,068,442 46,918,140

3. Except as provided herein, all other terms and conditions of Contract n00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00200
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AC            PY          1761711        8317           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54597
    TI #97-X29
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WA      WTL    0    068342     2D     000000   07207  400    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $300,000.00                     N0002496AF28317

PAGE TOTAL     $300,000.00

GRAND TOTAL    $300,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE (PMS317F)

DATE:     3/3/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON 703-602-3130x212
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

4/14/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00201                           SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54606                   7-03KF-54606
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: DIANE MINGO/SEA 02513        BUFFALO, NY 14202
PHONE: Area Code 703/602-8105 ext. 550
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

                            TI-97-X07

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |           24 APR 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-90-C-5208
                                               N00024-97-FR-54606
                                              Modification P00201
                                                      Page 2 of 3

     The purpose of this modification is to provide additional funds under CLIN 0033 in the amount of $240,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

ITEM            EST COST         FIXED FEE       TOTAL
0033AD          224,299          15,701          240,000

2. The amount funded to date is increased by $240,000.00 by $46,918,140.00 to a new total $47,158,140.00 apportioned as follows:

ITEM     ESTIMATED    COM     FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL     35,673,496  26,344  2,497,950  38,197,790

0031AA     1,199,066       0     83,935   1,283,001 O&MN
0031AB       894,528       0     62,618     957,146 RDT&E,N
OO31AC        70,093       0      4,907      75,000 SCN(FY89)
0031AD       495,327       0     34,673     530,000 SCN(FY91)
0031AE       355,139       0     24,861     380,000 SCN(FY94)
0031AF       544,860       0     38,140     583,000 OPN
0031AG             0       0          0           0 WPN
0031AH             0       0          0           0 APN
0031AJ             0       0          0           0 FMS
0031AK             0       0          0           0 DBOF
0031AL             0       0          0           0 OTHER
0031AM       157,192       0     11,003     168,195 SCN(FY90)
0031AN       523,364       0     36,636     560,000 O&MNR
0031AP       154,206       0     10,794     165,000 SCN(FY93)
0031AR        70,093       0      4,907      75,000 SCN(FY92)
0031AS       186,916       0     13,084     200,000 SCN(FY96)
0031AT        37,383       0      2,617      40,000 DOD-R&D
0031AU        29,907       0      2,093      32,000 SCN(FY88)
0031AV        60,748       0      4,252      65,000 FMS AUSTRALIAN
0031AW       140,187       0      9,813     150,000 SCN(FY95)
TOTAL      4,919,009       0    344,333   5,263,342


TOTAL     40,592,505  26,344  2,842,283  43,461,132

                                                 N00024-90-C-5208
                                               N00024-97-FR-54606
                                              Modification P00201
                                                      Page 3 of 3

ITEM      ESTIMATED   COM      FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL      40,592,505  26,344  2,842,283 43,461,132

0032AA      1,012,149       0     70,851  1,083,000  O&MN
0032AB        448,488       0     31,394    479,882  RDT&E,N
0032AC        130,841       0      9,159    140,000  SCN(FY91)
0032AD        126,636       0      8,864    135,500  OPN
0032AE              0       0          0          0  WPN
0032AF              0       0          0          0  APN
0032AG              0       0          0          0  FMS
0032AH              0       0          0          0  DBOF
0032AJ              0       0          0          0  OTHER
0032AK        247,664       0     17,336    265,000  SCN(FY94)
0032AL         46,729       0      3,271     50,000  SCN(FY96)
0032AM        136,314       0      9,542    145,856  RDT&E
0032AN         19,279       0      1,350     20,629  SCN(FY88)
0032AP         14,019       0        981     15,000  SCN(FY93)
TOTAL       2,182,119       0    152,748  2,334,867

0033AA        224,299       0     15,701    240,000  O&MN
0033AB        200,935       0     14,065    215,000  RDT&E,N
033AC         327,103       0     22,897    350,000  SCN
0033AD        255,137       0     17,860    272,997  OPN
0033AE              0       0          0          0  WPN
0033AF              0       0          0          0  APN
0033AG              0       0          0          0  FMS
0033AH              0       0          0          0  DBOF
0033AJ              0       0          0          0  OTHER
0033AK        265,555       0     18,589    284,144  RDT&E,(ETS)
TOTAL       1,273,029       0     89,112  1,362,141


SUB-TOTAL
TO DATE    44,047,653  26,344  3,084,143 47,158,140

3. Except as provided herein, all other terms and conditions of Contract n00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00201
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AA            PX          1771804        8B5B           000


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54606
    TI-97-X07
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SM      914    0    068342     2D     000000   15B79  000    PS30
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $240,000.00                     N0002497PDF5B70

PAGE TOTAL     $240,000.00

GRAND TOTAL    $240,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE (PMS317F)

DATE:     4/2/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/T. MILES
              T. MILES 703-602-9151x401
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

4/1/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00202                          SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54609                   7-03KF-54609
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA 0251K            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105 ext. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

                            TI-97-X28

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |           2 MAY 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-90-C-5208
                                               N00024-97-FR-54609
                                              Modification P00202
                                                      Page 2 of 3

     The purpose of this modification is to provide additional funds under CLIN 0033 in the amount of $180,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

ITEM            EST COST         FIXED FEE       TOTAL
0033AD          168,224          11,776          180,000

2. The amount funded to date is increased by $180,000.00 by $47,158,140.00 to a new total $47,338,140.00 apportioned as follows:

ITEM     ESTIMATED    COM     FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL     35,673,496  26,344  2,497,950  38,197,790

0031AA     1,199,066       0     83,935   1,283,001 O&MN
0031AB       894,528       0     62,618     957,146 RDT&E,N
OO31AC        70,093       0      4,907      75,000 SCN(FY89)
0031AD       495,327       0     34,673     530,000 SCN(FY91)
0031AE       355,139       0     24,861     380,000 SCN(FY94)
0031AF       544,860       0     38,140     583,000 OPN
0031AG             0       0          0           0 WPN
0031AH             0       0          0           0 APN
0031AJ             0       0          0           0 FMS
0031AK             0       0          0           0 DBOF
0031AL             0       0          0           0 OTHER
0031AM       157,192       0     11,003     168,195 SCN(FY90)
0031AN       523,364       0     36,636     560,000 O&MNR
0031AP       154,206       0     10,794     165,000 SCN(FY93)
0031AR        70,093       0      4,907      75,000 SCN(FY92)
0031AS       186,916       0     13,084     200,000 SCN(FY96)
0031AT        37,383       0      2,617      40,000 DOD-R&D
0031AU        29,907       0      2,093      32,000 SCN(FY88)
0031AV        60,748       0      4,252      65,000 FMS AUSTRALIAN
0031AW       140,187       0      9,813     150,000 SCN(FY95)
TOTAL      4,919,009       0    344,333   5,263,342


TOTAL     40,592,505  26,344  2,842,283  43,461,132

                                                 N00024-90-C-5208
                                               N00024-97-FR-54609
                                              Modification P00202
                                                      Page 3 of 3

ITEM      ESTIMATED   COM      FIXED FEE AMOUNT      CATEGORY
SUB
TOTAL      40,592,505  26,344  2,842,283 43,461,132

0032AA      1,012,149       0     70,851  1,083,000  O&MN
0032AB        448,488       0     31,394    479,882  RDT&E,N
0032AC        130,841       0      9,159    140,000  SCN(FY91)
0032AD        126,636       0      8,864    135,500  OPN
0032AE              0       0          0          0  WPN
0032AF              0       0          0          0  APN
0032AG              0       0          0          0  FMS
0032AH              0       0          0          0  DBOF
0032AJ              0       0          0          0  OTHER
0032AK        247,664       0     17,336    265,000  SCN(FY94)
0032AL         46,729       0      3,271     50,000  SCN(FY96)
0032AM        136,314       0      9,542    145,856  RDT&E
0032AN         19,279       0      1,350     20,629  SCN(FY88)
0032AP         14,019       0        981     15,000  SCN(FY93)
TOTAL       2,182,119       0    152,748  2,334,867

0033AA        224,299       0     15,701    240,000  O&MN
0033AB        200,935       0     14,065    215,000  RDT&E,N
033AC         495,327       0     34,673    530,000  SCN
0033AD        255,137       0     17,860    272,997  OPN
0033AE              0       0          0          0  WPN
0033AF              0       0          0          0  APN
0033AG              0       0          0          0  FMS
0033AH              0       0          0          0  DBOF
0033AJ              0       0          0          0  OTHER
0033AK        265,555       0     18,589    284,144  RDT&E,(ETS)
TOTAL       1,441,253       0    100,888  1,542,141


SUB-TOTAL
TO DATE    44,215,877  26,344  3,095,919 47,338,140

3. Except as provided herein, all other terms and conditions of Contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00202
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AC            PZ          1761711        8317           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54609
    TI #97-X28
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WA      WTL    0    068342     2D     000000   07207  400    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $180,000.00                     N0002496AF28317

PAGE TOTAL     $180,000.00

GRAND TOTAL    $180,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE (PMS317F)

DATE:     3/3/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON 703-602-3130x212
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

5/1/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00203                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54621                    7-03KF-54621
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/0251             BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

                            TI-97-X30

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            24 JUN 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


                                                 N00024-90-C-5208
                                               N00024-97-FR-54621
                                              Modification P00203
                                                      Page 2 of 3


     The purpose of this Modification are to:
         (a) create new Subline Items 0033AL, 0033AM and
         (b) provide additional funds under CLIN 0033 in the amount of $610,000.00

     Accordingly, the contract is modified as follows:

1. Under SECTION B - SUPPLIES OR SERVICES AND PRICES/COSTS, is restated adding the following subline Items.

0033AL - U.S. Navy Shipbuilding/overhaul programs authorized for funding with
         SCN appropriations (SCN) (FY91)

0033AM - U.S. Navy Shipbuilding/overhaul programs authorized for funding with
         SCN appropriations (SCN) (FY94)

2. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:


                     EST         FIXED
       ITEM          COST        FEE            TOTAL

      0033AC         163,551     11,449         175,000
      0033AL          56,075      3,925          60,000
      0033AM         350,467     24,533         375,000
                     570,093     39,907         610,000

3. The amount funded to date, per the attached financial accounting data sheet, is increased by $610,000.00 by $47,338,140.00 to $47,948,140.00 apportioned as follows:

 ITEM     ESTIMATED    COM    FIXED FEE    AMOUNT      CATEGORY
               COST
SUB
TOTAL    35,673,496   26,344   2,497,950  38,197,790

0031AA    1,199,066        0      83,935   1,283,001 O&MN
0031AB      894,528        0      62,618     957,146 RDT&E,N
0031AC       70,093        0       4,907      75,000 SCN(FY89)
0031AD      495,327        0      34,673     530,000 SCN(FY91)
0031AE      355,139        0      24,861     380,000 SCN(FY94)
0031AF      544,860        0      38,140     583,000 OPN
0031AG            0        0           0           0 WPN
0031AH            0        0           0           0 APN
0031AJ            0        0           0           0 FMS
0031AK            0        0           0           0 DBOF
0031AL            0        0           0           0 OTHER
0031AM      157,192        0      11,003     168,195 SCN(FY90)
0031AN      523,364        0      36,636     560,000 O&MNR
0031AP      154,206        0      10,794     165,000 SCN(FY93)
0031AR       70,093        0       4,907      75,000 SCN(FY92)
0031AS      186,916        0      13,084     200,000 SCN(FY96)
0031AT       37,383        0       2,617      40,000 DOD-R&D
0031AU       29,907        0       2,093      32,000 SCN(FY88)
0031AV       60,748        0       4,252      65,000 FMS
                                                     AUSTRALIAN
0031AW                     0       9,813     150,000 SCN(FY95)
            140,187
TOTAL     4,919,009              344,333   5,263,342
                           0




TOTAL    40,592,505   26,344   2,842,283  43,461,132

                                                 N00024-90-C-5208
                                               N00024-97-FR-54621
                                              Modification P00203
                                                      Page 3 of 3


 ITEM     ESTIMATED    COM    FIXED FEE    AMOUNT      CATEGORY
               COST
SUB
TOTAL    40,592,505   26,344  2,842,283  43,461,132

0032AA    1,012,149        0     70,851   1,083,000  O&MN
0032AB      448,488        0     31,394     479,882  RDT&E,N
0032AC      130,841        0      9,159     140,000  SCN(FY91)
0032AD      126,636        0      8,864     135,500  OPN
0032AE            0        0          0           0  WPN
0032AF            0        0          0           0  APN
0032AG            0        0          0           0  FMS
0032AH            0        0          0           0  DBOF
0032AJ            0        0          0           0  OTHER
0032AK      247,664        0     17,336     265,000  SCN(FY94)
0032AL       46,729        0      3,271      50,000  SCN(FY96)
0032AM      136,314        0      9,542     145,856  RDT&E,(ETS)
0032AN       19,279        0      1,350      20,629  SCN(FY88)
0032AP       14,019        0        981      15,000  SCN(FY93)
TOTAL     2,182,119        0    152,748   2,334,867


0033AA      224,299        0     15,701     240,000  O&MN
0033AB      200,935        0     14,065     215,000  RDT&E,N
0033AC      658,878        0     46,122     705,000  SCN(FY96)
0033AD      255,137        0     17,860     272,997  OPN
0033AE            0        0          0           0  WPN
0033AF            0        0          0           0  APN
0033AG            0        0          0           0  FMS
0033AH            0        0          0           0  DBOF
0033AJ            0        0          0           0  OTHER
0003AK      265,555        0     18,589     284,144  RDT&E,(ETS)
0033AL       56,075        0      3,925      60,000  SCN(FY91)
0033AM      350,467        0     24,533     375,000  SCN(FY94)
TOTAL     2,011,346             140,795   2,152,141
                           0



SUB-
TOTAL
TO DATE  44,785,970   26,344  3,135,826  47,948,140

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

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00203
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AL            EP          1711611        8386           252

0033AM            KE          1741611        8386           252

0033AC            PH          1761711        8386           252



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54621
    TI97X30
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WB      WCL    0    068342     2D     000000   21879  429    0010

WB      WCL    0    068342     2D     000000   22202  429    001A

WB      WCL    0    068342     2D     000000   23027  400    001A
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $60,000.00                      N0002491D77007
                                        (LHD 5)

  $375,000.00                      N0002494PD77027
                                        (LHD 6)

  $175,000.00                      N0002496PD77025
                                        (LHD 7)

PAGE TOTAL     $610,000.00

GRAND TOTAL

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/MARVIN C. ANTHONY


DATE:     5-9-97


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON 703-602-3130x212
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

6/19/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00204                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54628                       7-03KF-54628
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

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

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(a)By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

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

                            TI-97-X24

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/MELVIN G. JONES, LDCR, SC, USN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            24 JUN 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA




                                                           N00024-
                                                        90-C-5208
                                               N00024-97-FR-54628
                                              Modification P00204
                                                      Page 2 of 3


     The purpose of this Modification is to provide additional funds under CLIN
0033AB in the amount OF $50,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:


                     EST         FIXED
       ITEM          COST        FEE            TOTAL

      0033AB         46,729      3,271          50,000

2. The amount funded to date is increased by $50,000.00 by $47,948,140.00 to a new total $47,998,140.00 apportioned as follows:

 ITEM     ESTIMATED    COM    FIXED FEE    AMOUNT      CATEGORY
               COST
SUB
TOTAL    35,673,496   26,344  2,497,950  38,197,790

0031AA    1,199,066        0     83,935   1,283,001  O&MN
0031AB      894,528        0     62,618     957,146  RDT&E,N
0031AC       70,093        0      4,907      75,000  SCN(FY89)
0031AD      495,327        0     34,673     530,000  SCN(FY91)
0031AE      355,139        0     24,861     380,000  SCN(FY94)
0031AF      544,860        0     38,140     583,000  OPN
0031AG            0        0          0           0  WPN
0031AH            0        0          0           0  APN
0031AJ            0        0          0           0  FMS
0031AK            0        0          0           0  DBOF
0031AL            0        0          0           0  OTHER
0031AM      157,192        0     11,003     168,195  SCN(FY90)
0031AN      523,364        0     36,636     560,000  O&MNR
0031AP      154,206        0     10,794     165,000  SCN(FY93)
0031AR       70,093        0      4,907      75,000  SCN(FY92)
0031AS      186,916        0     13,084     200,000  SCN(FY96)
0031AT       37,383        0      2,617      40,000  DOD-R&D
0031AU       29,907        0      2,093      32,000  SCN(FY88)
0031AV       60,748        0      4,252      65,000  FMS
                                                     AUSTRALIAN
0031AW                     0      9,813     150,000  SCN(FY95)
            140,187
TOTAL     4,919,009             344,333   5,263,342
                           0




TOTAL    40,592,505   26,344  2,842,283  43,461,132

                                                 N00024-90-C-5208
                                                 N00024-97-FR-
54628
Modification P00204
                                                 Page 3 of 3


 ITEM     ESTIMATED    COM    FIXED FEE    AMOUNT      CATEGORY
               COST
SUB
TOTAL    40,592,505   26,344  2,842,283  43,461,132

0032AA    1,012,149        0     70,851   1,083,000  O&MN
0032AB      448,488        0     31,394     479,882  RDT&E,N
0032AC      130,841        0      9,159     140,000  SCN(FY91)
0032AD      126,636        0      8,864     135,500  OPN
0032AE            0        0          0           0  WPN
0032AF            0        0          0           0  APN
0032AG            0        0          0           0  FMS
0032AH            0        0          0           0  DBOF
0032AJ            0        0          0           0  OTHER
0032AK      247,664        0     17,336     265,000  SCN(FY94)
0032AL       46,729        0      3,271      50,000  SCN(FY96)
0032AM      136,314        0      9,542     145,856  RDT&E,(ETS)
0032AN       19,279        0      1,350      20,629  SCN(FY88)
0032AP       14,019        0        981      15,000  SCN(FY93)
TOTAL     2,182,119        0    152,748   2,334,867


0033AA      224,299        0     15,701     240,000  O&MN
0033AB      247,664        0     17,336     265,000  RDT&E,N
0033AC      658,878        0     46,122     705,000  SCN(FY96)
0033AD      255,137        0     17,860     272,997  OPN
0033AE            0        0          0           0  WPN
0033AF            0        0          0           0  APN
0033AG            0        0          0           0  FMS
0033AH            0        0          0           0  DBOF
0033AJ            0        0          0           0  OTHER
0003AK      265,555        0     18,589     284,144  RDT&E,(ETS)
0033AL       56,075        0      3,925      60,000  SCN(FY91)
0033AM      350,467        0     24,533     375,000  SCN(FY94)
TOTAL     2,058,075             144,066   2,202,141
                           0



SUB-
TOTAL
TO DATE  44,832,699   26,344  3,139,097  47,998,140

3. Except as provided herein, all other terms and conditions of Contract
N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00204
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0033AB            PV          1771319        1450           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497TIX2400
    N0002497TI-X01
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     980360   U2039  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $50,000.00                      N0002497AF11450

PAGE TOTAL     $50,000.00

GRAND TOTAL    $50,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/M.O. DRISCOLL


DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

JUN 20 1997
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00205                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54634                    7-03KF-54634
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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


                                SEE PAGE 2

                            TI-97-X31

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
      ANN VAN HOUTEN
      CONTRACTING OFFICER
-----------------------------------------------------------------
(Signature of Contracting officer)   |            7/10/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                           N00024-
90-C-5208
                                                           N00024-
97-FR-54634
Modification P00205
                                                           Page 2
of 3


     The purpose of this Modification is to provide additional funds under CLIN
0033AK in the amount OF $16,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:

                     EST         FIXED
       ITEM          COST        FEE            TOTAL

      0033AK         14,953      1.047          16,000

2. The amount funded to date is increased by $16,000.00 by $47,998,140.00 to a new total $48,014,140.00 apportioned as follows:

 ITEM     ESTIMATED    COM    FIXED FEE    AMOUNT      CATEGORY
               COST
SUB
TOTAL    35,673,496   26,344  2,497,950  38,197,790

0031AA    1,199,066        0     83,935   1,283,001  O&MN
0031AB      894,528        0     62,618     957,146  RDT&E,N
0031AC       70,093        0      4,907      75,000  SCN(FY89)
0031AD      495,327        0     34,673     530,000  SCN(FY91)
0031AE      355,139        0     24,861     380,000  SCN(FY94)
0031AF      544,860        0     38,140     583,000  OPN
0031AG            0        0          0           0  WPN
0031AH            0        0          0           0  APN
0031AJ            0        0          0           0  FMS
0031AK            0        0          0           0  DBOF
0031AL            0        0          0           0  OTHER
0031AM      157,192        0     11,003     168,195  SCN(FY90)
0031AN      523,364        0     36,636     560,000  O&MNR
0031AP      154,206        0     10,794     165,000  SCN(FY93)
0031AR       70,093        0      4,907      75,000  SCN(FY92)
0031AS      186,916        0     13,084     200,000  SCN(FY96)
0031AT       37,383        0      2,617      40,000  DOD-R&D
0031AU       29,907        0      2,093      32,000  SCN(FY88)
0031AV       60,748        0      4,252      65,000  FMS
                                                     AUSTRALIAN
0031AW                     0      9,813     150,000  SCN(FY95)
            140,187
TOTAL     4,919,009             344,333   5,263,342
                           0




TOTAL    40,592,505   26,344  2,842,283  43,461,132


                                                 N00024-90-C-5208
                                               N00024-97-FR-54634
                                              Modification P00205
                                                Page 3 of 3

 ITEM     ESTIMATED   COM    FIXED FEE    AMOUNT       CATEGORY
               COST
SUB
TOTAL    40,592,505  26,344  2,842,283   43,461,132

0032AA    1,012,149       0     70,851    1,083,000  O&MN
0032AB      448,488       0     31,394      479,882  RDT&E,N
0032AC      130,841       0      9,159      140,000  SCN(FY91)
0032AD      126,636       0      8,864      135,500  OPN
0032AE            0       0          0            0  WPN
0032AF            0       0          0            0  APN
0032AG            0       0          0            0  FMS
0032AH            0       0          0            0  DBOF
0032AJ            0       0          0            0  OTHER
0032AK      247,664       0     17,336      265,000  SCN(FY94)
0032AL       46,729       0      3,271       50,000  SCN(FY96)
0032AM      136,314       0      9,542      145,856  RDT&E,(ETS)
0032AN       19,279       0      1,350       20,629  SCN(FY88)
0032AP       14,019       0        981       15,000  SCN(FY93)
TOTAL     2,182,119       0    152,748    2,334,867


0033AA      224,299       0     15,701      240,000  O&MN
0033AB      247,664       0     17,336      265,000  RDT&E,N
0033AC      658,878       0     46,122      705,000  SCN(FY96)
0033AD      255,137       0     17,860      272,997  OPN
0033AE            0       0          0            0  WPN
0033AF            0       0          0            0  APN
0033AG            0       0          0            0  FMS
0033AH            0       0          0            0  DBOF
0033AJ            0       0          0            0  OTHER
0003AK      280,508       0     19,636      300,144  RDT&E,(ETS)
0033AL       56,075       0      3,925       60,000  SCN(FY91)
0033AM      350,467       0     24,533      375,000  SCN(FY94)
TOTAL     2,073,028            145,113    2,218,141
                          0



SUB-
TOTAL
TO DATE  44,847,652  26,344  3,140,144   48,014,140

3. Except as provided herein, all other terms and conditions of Contract
N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00205
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AK            PN          1771319        84TA           251


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54634
    TI-97-X31
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETS0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $16,000.00                      N0002497AF184TA
                                   PE63582N

PAGE TOTAL     $16,000.00

GRAND TOTAL    $16,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

7/8/97
-----------------------------------------------------------


                          Exhibit 10.4
                       Amendment P00014 to
              Prime Contract No. N000123-94-D-0033

------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00014                               25 JUN 1997

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N/A
------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
CODE  S3305A

Research and Engineering             DCMAO Syracuse
  Contracts Competency               615 Erie Boulevard
NAWCWPNS Code 216000E                West Suite 200
Point Mugu, CA 93042-5000            Syracuse, NY 13204-2408
James Douglas, (805) 989-1915
------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |-----------------------
                                |   |9B. DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |-----------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00123-94-D-0033
                                |   |-----------------------
                                |   |10B. DATED(SEE ITEM 13)
--------------------------------|   |        29 APR 1994
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA (if required)
     N/A
------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
------------------------------------------------------------
 X   |A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR
     |    3,103(b).
------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO
     |    PURSUANT TO AUTHORITY OF:
     |
------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    MUTUAL AGREEMENT OF THE PARTIES
     |
------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

THE PURPOSE OF THIS MODIFICATIONS IS TO INCORPORATE A REVISED DD
FORM 254 (ATTACHMENT 3) DATED 8 JANUARY 1997 (W/ATTACHMENTS) INTO
THE BASIC CONTRACT.  REVISION NO. 1 SUPERSEDES ALL PREVIOUS
VERSIONS.

SECTION I - ADD CLAUSES 252.239-7016 TELECOMMUNICATIONS
            SECURITY EQUIPMENT, DEVICES, TECHNIQUES, (DEC
            1991)

            252.239-7000 PROTECTION AGAINST COMPROMISING
            EMANATIONS (DEC 1001)

                    SEE FOLLOWING PAGE(S)


Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          H.G. KELLEY, CONTRACTING OFFICER
------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                 15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA           16C.  DATE SIGNED
      By /s/H. G. KELLEY
------------------------------------------------------------
(Signature of Contracting officer)   |            25 JUN 97
------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00123-94-D-0033
                                                           P00014
                                                      PAGE 2 OF 3
The following clauses are hereby incorporated into the basic contract:

252.239-7000 PROTECTION AGAINST COMPRISING EMANATIONS (Dec. 1991)

(a) The Contractor shall provide or use only computer equipment, as specified by the Government, that has been accredited to meet the appropriate security requirements of--

(1)  The  National  Security  Agency National  TEMPEST  Standards
(NACSEM  No.  5100  or  NACSEM No. 5100A,  Comprising  Emanations
Laboratory Test Standard, Electromagnetics (U); or

(2) Other standard specified by this contract.

  (b) Upon request of the Contracting Officer, the Contractor shall provide documentation supporting the accreditation.

  (c) The government may, as part of its inspection and acceptance, conduct additional tests to ensure that equipment or systems delivered under this contract satisfy the security standards specified. The Government may conduct additional tests-
-

 (1)  At the installation site or contractor's facility.

  (2) Notwithstanding the existence of valid accreditations of equipment prior to the award of this contract.

  (d) Unless otherwise provided in this contract under the Warranty of Supplies or Warranty of Systems and Equipment clauses, the Contractor shall correct or replace accepted equipment or systems found to be deficient within one year after proper installations.

  (1) The correction or replacement shall be at no cost to the Government.

 (2) Should a modification to the delivered equipment be made by the Contractor, the one year period applies to the modification upon its proper installation.

  (3) This paragraph (d) applies regardless of f.o.b. point or the point of acceptance of the deficient equipment/systems.

252.239-7016   TELECOMMUNICATIONS  SECURITY  EQUIPMENT,  DEVICES,
TECHNIQUES, AND SERVICES (DEC. 1991)

 (a)  Definitions.  As used in this clause--

  (1) Securing means the application of Government-approved telecommunications security equipment, devices, techniques, or services to contractor telecommunications systems.

  (2) Sensitive information means any information the loss, misuse, or modification of which, or unauthorized access to, could adversely affect the national interest or the conduct of Federal programs, or the privacy to which individuals are entitled under 5 U.S.C. 552a (the Privacy Act), but which has not been specifically authorized under criteria established by an Executive Order or Act of Congress to be kept secret in the interest of national defense or foreign policy.

  (3) Telecommunications systems means voice, record, and data communications, including management information systems and local data networks that connect to external transmission media, when employed by Government agencies, contractors, and subcontractors to transmit--





                                                 N00123-94-D-0033
                                                           P00014
                                                      PAGE 3 OF 3

(i)  Classified or sensitive information;
(
ii)   Matters   involving  intelligence  activities,  cryptologic
activities related to national security, the command and control of military forces, or equipment that is an integral part of a weapon or weapons system; or

(iii) Matters critical to the direct fulfillment of military or intelligence missions.

(b) This solicitation/contract identifies classified or sensitive information that requires securing during telecommunications and requires the Contractor to secure telecommunications systems. The Contractor agrees to secure information and systems at the following location:
         (Comptek's Camarillo Facility)

 (c) To provide the security, the Contractor shall use Government-approved telecommunications equipment, devices, techniques, or services. A list of the approved equipment, etc. may be obtained from the Contracting Officer. Equipment, devices, techniques, or
   services  used  by  the  Contractor  must  be  compatible   or
   interoperable with STU III telephones.

 (d) Except as may be provided elsewhere in this contract, the Contractor shall furnish all telecommunications security equipment, devices, techniques, or services necessary to perform this contract. The Contractor must meet ownership eligibility conditions for communications security equipment designated as controlled cryptographic items.

   (e) The Contractor agrees to include this clause, including this paragraph (e), in all subcontracts which require securing telecommunications.

 ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  E;ECTRONIC COMBAT MISSION CONTRACT
 ----------------------------------------------------------10   a
 - COMSEC:

 Local Holder Account will be established, access at User Agency only.

 Use of STU-III for transmission of classified and/or sensitive unclassified U.S. Government information is required. A COMSEC account will be required. Government will furnish equipment for the duration of this DD 254.

 Detailed guidance for COMSEC information concerning briefings, markings, controls, security clearances, access authorization, etc. are set forth in DOD Supplement 5220.22-S-1, Subj: COMSEC Supplement to ISM and National Industrial Security Program Operating Manual (NISPOM).

 Contractor personnel who are granted access to COMSEC material must be U.S. Citizens and have been granted a final security clearance by the Government (contractor granted CONFIDENTIAL clearances are not valid for access to classified COMSEC information), and have a need-to-know as defined in paragraph 3b. ISM

 U.S. cryptographic equipment inventory information, as well as the systems and manner in which each particular equipment is used, will be classified CONFIDENTIAL. Publication or release, of any related COMSEC information by any means, by the commercial firm, without prior written approval of the contracting office is prohibited.

 The  clearance of facility security officers, COMSEC custodians,
 and   alternate  COMSEC  custodians  must  be  predicted  on   a
 favorable background investigation current within five years.

 All individuals provided access to COMSEC material must be briefed at least annually regarding the unique nature of COMSEC material and their security responsibilities to safeguard and control it.

 Immigrant  aliens  are  not eligible for  access  to  classified
 COMSEC  information.   Information  on  this  contract  is   not
 releasable   to  foreign  nations  or  possessing   "Reciprocal"
 clearances (foreign nationals as well).

 All  individuals who maintain Government cryptographic equipment
 (TSEC)  must  receive  formal  NSA-approved  training  on   such
 equipment.

 ALL COMSEC ASSESS ABOARD NAWC-WPNS, PT. MUGU MUST BE
 COORDINATED WITH CMS RESPONSIBILITY OFFICE, CODE 742200E.

 SUBCONTRACTING:

 Classified COMSEC information shall not be disclosed to a potential subcontractor nor shall the contractor negotiate or award a subcontract requiring the disclosure of classified COMSEC information without the prior written approval of the contracting officer.


                           Page 3 of 9
 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 ----------------------------------------------------------
 SUBCONTRACTING (cont.)
 ----------------------

 TEMPEST security requirements are in addition to the National Industrial Security Program Operating Manual (NISPOM). Attachment #1 requirements are imposed if any electrical processing of information classified at the SECRET- SPECIAL CATEGORY or higher level is required in the performance of this contract. For additional security requirements for automatic data processing (ADP), refer to DOD 5220.22-M, the National Industrial Security Program Operating Manual (NISPOM), Chapter 8 and Chapter 11, Section 1. Public release is not authorized for Tempest security information or requirements. User Agency approval is required prior to subcontracting.

 All technical data provided to the contractor by the Government will be protected from public disclosure in accordance with the markings contained thereon. All other information relating to the items to be delivered or services to be performed under this contract may not be disclosed by any means without prior approval of the authorized representative of the Contracting Officer. Dissemination or public disclosure includes but is not limited to , permitting access to such information by foreign nationals or by any person or entity; publication of technical or scientific papers; advertising or any other proposed public release. The contractor shall provide adequate physical protection to such information so as to preclude access by any person or entity not authorized such access by the Government.

 10 b & d - RESTRICTED DATA AND FORMERLY RESTRICTED DATA:
 --------------------------------------------------------

 Access to restricted data and/or formerly restricted data is required in the performance of this contract and requires a final U.S. Government clearance at the appropriate level, need-to-know, and shall be in accordance with DOD 5220.22-M, National Industrial Security Program Operating Manual (NISPOM), Chapter 9, Section 1. User Agency approval is required.
 10 e - INTELLIGENCE MATERIAL:
 -----------------------------

 Contractor will comply with the following requirements for access to Intelligence Material:

     a. The material does not become the property of the contractor and may be withdrawn at any time. Upon expiration of the contract, all intelligence released and any material using data from the intelligence will be returned to the contracting officer or authorized representative for final disposition. Only with prior authorization from the Commander, Office of Naval Intelligence (ONI-5) may the contractor retain the material.

     b. Contractors will not release the intelligence materials to any activity or person of the contractor's organization not directly engaged in providing services under the contract or to another contractor (including subcontractors), Government agency, private individual, or organization without prior approval of the Commander, Office of Naval Intelligence (ONI-
 5).





                           Page 4 of 9
 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 ----------------------------------------------------------
 10.e  continued:

     c. Intelligence material will not be released to foreign nationals or immigrants who may be employed by the contractor, regardless of the level of their security clearance or access authorization, except with the specific permission of the Commander, Office of Naval Intelligence (ONI-5).

     d. Intelligence material will not be reproduced without prior approval of the Commander, Office of Naval Intelligence (ONI-5). All intelligence material shall bear a prohibition against reproduction while in the custody of the contractor.

     e. Contractors will maintain records which will permit them to furnish, on demand, the names of individuals who have access to intelligence materials in their custody.

     f. For all work performed aboard NAWC-WPNS, the reference security regulation will be the OPNAVINST 5510.1 series.

     g.  IWSD laboratory Security Guidelines will be followed.

     h. Contractor personnel requiring/requesting access to the TERPES & TAMPS Laboratory at NAVAL AIR WARFARE-WEAPONS DIVISION, Pt. Mugu, CA. must have prior approval and certification of need to know by the designated approving authority, NAWC-WPNS, PT. MUGU.

     i. Destruction of Classified materials by Contractor personnel is not authorized.

     j.   See attachment #2,  DCID 1/7, "Security Controls on the
 dissemination of intelligence information, dated 12  April  1995
 (eliminates the control words NOCONTRACT and WNINTEL).

     k.  SPECIAL COMPARTMENTED INFORMATION (SCI):

     Refer to attached #5 information guide.

 10. f. SPECIAL ACCESS REQUIREMENTS
 ---------------------------------------------------------

       The SAP qualifies as a "Carve out" and is outside the responsibility of the Cognizant Security Office.

       This contract requires that specified contractor employees be granted access to information designated as "Special Access Information". Access will be at User Agency site (Commander, Naval Air Warfare Center - Weapons Division, Point Mugu, CA 93042-5001).

     User   Agency   will   assume   Security/briefing/inspection
 responsibility.

                           Page 5 of 9
 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 ----------------------------------------------------------10.f.
 SPECIAL ACCESS REQUIREMENTS (cont.)
 ------------------------------------------
        Additional   guidance   for  physical,   personnel,   and
 information  security  measures will be  provided  by  the  User
 Agency.

     Further guidance will be provided on an as required basis.

     Any   documentation  generated  under  this  contract  which
 contains classified information will be marked as per source, and in accordance with the Industrial Security Manual (ISM).

     Retention of classified documentation received/generated under the terms of this contract is authorized for the duration of the contract period. Upon completion of the contracted effort, further retention approval must be obtained from the Contracting Officer.

     Contractor  will  perform in accordance  with  the  National
 Industrial  Security  program  Operating  Manual  (NISPOM),  DOD
 5220.22M of latest issue and all subsequent changes.

 10 g - NATO INFORMATION
 ------------------------

       Information/documents belonging to, and circulated by, the North Atlantic Treaty Organization (NATO). Access to NATO information requires a final U.S. Government clearance at appropriate level and special briefing. Refer to the National Industrial Security Program Operating Manual (NISPOM).

 10 h - FOREIGN GOVERNMENT INFORMATION:
 -------------------------------------
       This includes any foreign government information except NATO. Prior approval of the contracting activity is required for subcontracting. Access to classified foreign government information requires a final U.S. Government clearance at the appropriate level.

 10 j - FOR OFFICIAL USE ONLY:
 -----------------------------
       For OFFICIAL USE ONLY information provided under this contract shall be safeguarded as specified in Attachment #3.

 11 g - DEFENSE TECHNICAL INFORMATION CENTER (DTIC):
 ---------------------------------------------------

 Prior to the authorization of DTIC services, contractors must submit DD Forms in accordance with requirements listed in the DOD 5220.22-M, National Industrial Security Program Operating
 Manual (NISPOM), Chapter 11, Section 2.

                           Page 6 of 9
 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 --------------------------------------------------------

 11 j - OPERATIONS SECURITY (OPSEC) REQUIREMENTS:
 ------------------------------------------------
      (1) It has been determined that DoDS OPSEC requirements will be a necessary inclusion to this solicitation and/or resulting contract. The protection of classified and sensitive/unclassified information will be enhanced by applying OPSEC measures to control unclassified intelligence indicators.

      (2) Additional OPSEC measures may be required and specified by the User Agency but, as a minimum, the following procedures will be adhered to:

           (a) Distribution control requirements will be established in accordance with DoD Directives 5230.24 and 5230.25. The NAWC-WPNS OPSEC office will provide to the contractor, upon request, a copy of DOD 5330.25 PH which explains both directives.

           (b) Any documentation or other visual media planned for public release must be submitted through COMNAVAIRSYSCOM Public Affairs for review and approval prior to release. This includes publication of technical or scientific papers, advertising brochures, or any other proposed public release.

     (c) All classified or sensitive/unclassified documents will have the following (or similar) distribution control statement displayed prominently on the front cover of written or printed material. If the technical information is not in standard written or printed form or does not have a cover or title page, the statement will be affixed by other means:

 "DISTRIBUTION AUTHORIZED TO U. S. GOVERNMENT AGENCIES AND THEIR CONTRACTORS ONLY; BY SPECIFIC AUTHORITY OF THE COMMANDER, NAVAL AIR WARFARE CENTER-WEAPONS DIVISION. OTHER REQUESTS FOR THIS DOCUMENT SHALL BE REFERRED TO: COMMANDER, NAVAL AIR WARFARE CENTER WEAPONS DIVISION, CODE 454300E, POINT MUGU, CA 93042-5001."

     (d)    Additionally,  any  sensitive/unclassified  documents
 requiring  the  above be distribution statement  will  have  the following destruction information immediately following the distribution statement: "DESTRUCTION NOTICE": DESTROY BY ANY METHOD THAT WILL PREVENT DISCLOSURE OF CONTENTS OR RECONSTRUCTION OF THE DOCUMENT."

            (e) The contractor is required to provide Operation Security (OPSEC) protection for all classified information (as defined by FAR 4.401) and sensitive information. In order to meet this requirement, the contractor shall develop, implement and maintain a facility level OPSEC program in accordance with Attachment #4, "Operations Security Guidance for Contractors" dated August 1993, and guidance provided. The Defense Investigative Services (DIS) will perform OPSEC inspections as required.

                           Page 7 of 9

 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 --------------------------------------------------------
 13 - SECURITY GUIDANCE:
 -----------------------

       a. Contractor shall perform in accordance with the National Industrial Security Program Operating Manual (NISPOM)
 (latest issue and all subsequent changes).

     b. Information on this contract is not releasable to foreign nationals or personnel possessing "RECIPROCAL" and
 "LIMITED   ACCESS  AUTHORIZATION"  clearances  without   written
 approval of: Commander, Naval Air Warfare Center Weapons Division, Point Mugu, California. The only exceptions to this requirement are visits of a foreign national duly authorized by the Department of Defense through established channels or if authorized under the International Traffic in Arms Regulations.

     c. All technical data provided to the contractor by the Government will be protected from public disclosure in accordance with the markings contained thereon. All other information relating to the items to be delivered or services to be performed under this contract may not be disclosed by any means without prior approval of the authorized representative of the Contracting Office. Dissemination or public disclosure includes but is not limited to permitting access to such information by foreign nationals or by any other persons or entity; publication of technical or scientific papers; advertising; or any other proposed public release. The contractor shall provide adequate physical protection to such information so as to preclude access by any person not authorized such access by the Government.

     d. The contractor is responsible for protection of Government sensitive data (as defined by Public Law 100-235) during the period of this agreement. Such protection will be equivalent to the protection the contractor affords its own propriety data and trade secrets; but in any event, Government sensitive data will not be discussed, processed, or transmitted over unsecured telephone, facsimile, computer or communications circuits.

     e. For all work performed aboard NAWCWPNS, the reference security regulation will be the OPNAVINST 5510.1 series.

       f. The Contractor is not authorized to destroy ANY classified material that is provided by the Government, unless the Contractor provides a written request for approval and detailed list to the Government.

       g. The contractor will perform in accordance with the National Industrial Program Operating Manual (NISPOM) for Safeguarding Classified Information, DoD 5220.22-M of latest issues and all subsequent changes. Contractor will perform in accordance with NISPOM or SECNAVINST 5239.2 as appropriate which will be provided upon arrival on site as required for processing classified ADP.

     h. The specification requires the contractor to provide Electronic Warfare weapon system support such as engineering/logistics services, software/data support, technical documentation support, operation and maintenance of computer systems, management data processing services, and other Navy Weapons system services that may be classified up to and including SECRET/TOP SECRET.


                           Page 8 of 9
 CONTRACT SECURITY CLASSIFICATION SPECIFICATION - DD-254
 (CON'T)  ELECTRONIC COMBAT MISSION CONTRACT
 --------------------------------------------------------

 13 - SECURITY GUIDANCE:  (CONT.)
 --------------------------------

       i. To perform his contractual functions, the contractor may be required to handle, store, or generate documents, manuals, presentations, specification, drawings prototypes, magnetic tapes/disks, sketches, or schematics classified up to and including TOP SECRET.

     j. Further classification guidance will be provided by User Agency in addition to: Security Classification Guides under OPNAVINST C5513.2B series: EA6B Prowler, ID: 02B-20; AN/ALR-67 countermeasures Receiving Set, ID 02B ( ); AN/ALR Adv. Special Receiver, ID: 02B ( ); AN/ALQ-126B (3); and OPNAVINST S5513.8B series: AN/ALE-47, ID: 08B
 ( ); AN/ALQ-165, ID 08B - (31).

      k.   Where  the attached security classification guide  (s)
specifies a specific date or event for declassification, the  new derivative  classification markings under Executive  Order  12958 will apply.

       l. Documentation generated as a result of this contract will be classified in accordance with source material provided by the user and will carry the most restrictive downgrading/declassification instructions, warning notices and control markings applicable. A listing of source material will be included as a part of the document prepared by the contractor.

       m.  Classified material generated under this contract will
 be       marked       with       the      most       restrictive
 downgrading/declassification instruction applicable provided by the attached security classification guide (s) and per the new derivative classification markings under Executive order 12958.

 15 - INSPECTIONS:
 -----------------

 The Naval Air Warfare Center Weapons Division Special Security Officer has exclusive security responsibility for all SCI classified material released or developed under this contract. DIS is relieved of security inspection responsibility for all such material but retains responsibility for all non-SCI classified material released to or developed under this contract.

 16 - CONTRACTOR TELECOMMUNICATIONS SECURITY:
 --------------------------------------------

 For    Telecommunications   Security,   refer   to    Contractor
 telecommunications Security Equipment, Devices, Techniques,  and
 Services (DEC 1991) (DFARS 252.239-7016) clause.

 17 - SHARED ACCESS:
 -------------------

 Security requirements and security agreements for shared  access
 of   security   functions  between  the  government   and   this
 contractor  have  been  added to this contract.   Shared  access
 will be approved for individual Delivery Orders.



                           Page 9 of 9
                CONTRACTOR TEMPEST QUESTIONNAIRE

 1. The following TEMPEST questionnaire must be completed and sent to the contracting authority and the Certified TEMPEST technical Authority within 30 days after contract has been awarded to CONTRACTORS who will be processing National Security Information at the SECRET - SPECIAL CATAGORY or higher level. This is an information collection questionnaire only. This is not a directive, implied requirement or an encouragement to procure TEMPEST equipment or shielding for use on this contract. DO NOT procure TEMPEST equipment unless specifically directed by the contracting authority.

       a. Please answer the following questions promptly and return the information to the contracting authority and to the Certified TEMPEST Technical Authority listed below:

           Department of the Navy
           Code 42
           NISE EAST
           4600 Marriott Drive
           Charleston, SC 29406-6504

       1. What is the highest classification level of material to be processed/handled by electronic or electromechanical automated information processing equipment?

        2.    What  special  categories  of  classified  material
 (Sensitive   Compartmented  Information,  Nuclear  Command   and
 Control,  Special Access Program, Single Integrated  Operational
 Plan, etc.) are processed?

       3. What is the approximate percentage of processing time for Top Secret and Special Category information compared to the total processing time?

       4. Provide the specific location, address and zip code, where the classified processing will be performed.

       5. Provide facility information, are there other tenants, other tenant's names, type of business (govt., commercial, foreign commercial, foreign govt., etc.).

       6. provide the name, address, position title and phone number at the facility where classified processing will occur, a point of contact who is knowledgeable of the processing requirement, the types of equipment to be used and the physical layout of the facility.

       7. Perishability of Information Processed - Identify if the information being processed is of long term value (e.g.
 strategic) or short term value (e.g. tactical).

       8. Physical Control- describe the physical/access control over the facility and areas containing the system under review. This includes guards (number, hours of posting, patrols, etc.); badging; control over access to facility; alarms; procedures to monitor/control uncleared or unauthorized personnel including maintenance force, vending personnel, and telephone/power maintainers/installers. Determine the level of authority which exists for the inspection or removal of personnel who could potentially exploit TEMPEST vulnerabilities. Examine the posting of warning signs and the implementation of procedures in effect to exercise control over parking and other areas adjacent to or in close proximity to the facility/system under review.
                          Attachment #1
      9. TEMPEST Profile of Equipment - Provide generic or actual TEMPEST profile information for each equipment/system used to process classified information at the facility.
 Identify existing on-site TEMPEST test results for the facility including zoning tests. Provide a complete equipment list including manufacture, model number, quantity and type of device.

      b. Is the company foreign owned or controlled? If so what is the country?

      c. Provide contract number and identify sponsoring command.

 2.  Additional information:

      a. Prime contractors cannot pass TEMPEST requirements to subcontractors. Subcontractors must submit a Contractor
 TEMPEST Questionnaire prior to processing.

      b. Interim processing for Top Secret Non Special Category and below is allowed once the contractor's TEMPEST
 Countermeasure Review is received.

      c. TEMPEST Countermeasure Reviews for awarded contracts should be mailed return receipt requested to:

           Department of the Navy
           Code 42
           NISE EAST
           4600 Marriott Drive
           Charleston, SC 29406-6504

      d. Provide the local TEMPEST Control Officer with copy of countermeasure results.

      e. For questions concerning the completion of this form contact Mr. Dale Koeman at (803) 974-6783. DSN 563-2030 extension 6783, at NISEEAST.


COMPTEK
FEDERAL SYSTEMS



February 8, 1993

Naval Regional Contracting Center Detachment
ATTN:  Sandra Jones, Code L223N
Long Beach, CA 90822-5095

Dear Ms. Jones,

Enclosed  you  will  find  the contractor Tempest  Questionnaire.
This is being delivered in accordance with the instructions on the DD-254 in RFP N00123-92-R-0237.

Sincerely,


/S/
Richard B. Vener
Director of Camarillo Operations

Comptek Federal Systems, Inc.
5161 Verdugo Way
Camarillo, CA 93012

                CONTRACTOR TEMPEST QUESTIONAAIRE

1. The following TEEMPEST questionnaire must be completed and sent to the contracting authority prior to contract award. This is an information collection questionnaire only. This is not a directive, implied requirement or an encouragement to procure TEMPEST equipment for use on this contract. DO NOT PROCURE TEMPEST equipment unless specifically directed by the contracting authority.

      a. Please answer the following questions promptly and return the information to the contracting authority and the Certified TEMPEST Technical authority listed below.

     C.O. Naval Electronic Systems Security Engineering Center
     3801 Nebraska Ave. NW
     Washington, D.C. 20393-5270
     Attn:  Code 04

Comptek Federal Systems, Inc. has a cleared VAX computer system which processes up to the SECRET level. This VAX has been cleared by DIS, Thousand Oaks. We do not have any current requirements for TEMPEST equipment, nor do we foresee any future requirements. Comptek is responding to this questionnaire at the request of Naval Air Warfare Center, Point Mugu, CA. The answers to the questionnaire do not apply.

Question:      (1)  What is the highest classification level of
                      material   to   be   processed/handled   by
electronic
                    or electromechanical automated information processing equipment?

Answer:        (1)  The highest classification level material
                     that  is  currently being processed  on  our
cleared                  ADP equipment is SECRET.

Question:        (2)   What  special  categories  of   classified
material
                    (Sensitive Compartmented Information, Nuclear Command and Control, Special Access Program, Single Integrated Operation Plan, etc.) are processed?

Answer:         (2)  No special categories of classified material
are
                    processed at this facility.

Question:       (3)   What  is  the  approximate  percentage   of
processing
                    time for TOP SECRET and special category information compared to the total processing time?

Answer:        (3)  Since no TOP SECRET or special category
                      information processing is done at this facility,
                     the  percentage of processing time  is  zero
(0).


                Contractor TEMPEST Vulnerability
                       Assessment Request

1. The following assessment must be completed and forwarded prior to processing classified data, return receipt request to:


Information copy to:

     C.O. Naval Electronics Systems Security Engineering Center
     3801 Nebraska Ave. NW
     Washington, D.C. 20393-5270
     Attn:  Code 04

      When the contractor is notified that COMNISCOM Code 0026T has received the TVAR then there are no TEMPEST objections to processing classified information up to the level requested in the TVAR (excluding Compartmented data).

     a.   What is the highest level of classified processed?

      b.    How many hours per day is SECRET data processed?  TOP
SECRET?

      c.    Do  you  process  Special  Category  data  (Sensitive
Compartmented   Information,  Special  Access   Program,   Single
Integrated Operational Plan, Nuclear Command and Control, etc.)?

      d. Provide specific location, address and zip code where classified processing will be performed. Is your company the only tenant in that facility?

     e.   Duration of this contract and options.

       f. List all other classified government contracts processed on this equipment.

      g. Has TEMPEST certification been granted for this equipment? Date of accreditation. Granting organization.

      h. Type, model and serial number of equipment processing classified data (SECRET or higher) on this contract.

      i. Provide the name, address, position title and phone number of a Point of Contact (POC) at the facility where classified processing will occur. The POC must be knowledgeable of the processing requirements, types of equipment used and physical layout of the facility.

Additional Information:
-----------------------

      Prime contractors cannot pass TEMPEST requirements to subcontractors. Subcontractors must also submit a TVAR prior to processing.


               TEMPEST Countermeasures Evaluation

1. The following form must be completed and submitted prior to purchase of equipment or systems used for processing classified data SECRET or higher to:

          Naval Electronic Systems Security Engineering Center
          3801 Nebraska Ave. NW
          Washington, D.C. 20393-5270
          Attn:  Code 04

       a. Describe the location of proposed Classified Information Processing Systems (CLIPS) (City, State/Country and Zip Code). Provide drawing of base/building/suite. Identify other tenants in your building (U.S. government, contractor, foreign government, foreign contractor, etc.).
      b. Describe the level of data processed and percentage at each level. Example: TOP SECRET 4 per cent, SECRET 25 per cent, CONFIDENTIAL 30 per cent and Unclassified 41 per cent. Also indicate volume of data processed. Example: 200 video screens per day; 500 printed pages per day; eight hours per day.

       c.     Indicate   if  special  category  data   (Sensitive
Compartmented  Information, Nuclear Command and Control,  Special
Access Program, Single Integrated Operational Plan, etc.) is processed.

      d. Describe the distance from CLIPS where uncleared, unescorted individuals can obtain uninterrupted access for the purpose of establishing a listening post.

      e. Provide point of contact: name, address, position title and phone numbers. Point of contact must be knowledgeable of processing requirements, types of equipment used and physical layout of the facility.

      Questions concerning the completion of this form should be addressed to the address above.


                       RED/BLACK CHECKLIST

1. This checklist should be completed and forwarded with your Countermeasure Evaluation. This checklist may be required by the certified TEMPEST Technical Authorities (CTTA) to complete the evaluation of your facility.

Name of preparer:
                    ---------------------------------------------
Facility:      ---------------------------------------------
Date:          ---------------------------------------------
Distribution:  -------------
                                             Yes  No   N/A
1.  Do RED signal cables have one overall metallic shield?
                                             ---  ---  ---
2.  Do BLACK signal cables have one overall metallic shield?
                                             ---  ---  ---
3.  Are RED signal cables contained in metallic conduit?
                                             ---  ---  ---
4.  Are RED and BLACK signal conductors in separate
    distribution facilities?                 ---  ---  ---

5.  Are RED signal conductors in distribution facilities
    separate from AC power?                       ---  ---  ---

6.  Are utility cables in separate distribution facilities?
                                             ---  ---  ---
7.  Are RED cables which exit the Controlled Space (CS)
    contained within an approved protected distribution system?
                                             ---  ---  ---
8.   Are  fortuitous conductors (conduits, pipes, shields,  etc.)
decoupled at the point of egress from:

     a.  The CS Boundary?                         ---  ---  ---
      b.   The accessibility space boundary?             ---  ---
---

9.  Are crypto and ancillary units separated a minimum of 3
    ft from BLACK equipment?                      ---  ---  ---

10. Are crypto and ancillary units separated a minimum of 3
      ft  from Controlled Access Area (CAA) peripheral walls? ---
---  ---

11. Are BLACK equipments separated a minimum of 3 ft from
      CAA peripheral walls?                             ---   ---
---

12. Are RED equipments separated a minimum of 3 ft from CAA
    peripheral walls?                             ---  ---  ---

13.  Are  BLACK metallic conductors (wire lines, air conditioning vents, pipes, etc.) not having nonmetal sections separated
     a  minimum of 3 ft from RED equipment?              ---  ---
---

                                                          D. Bier
                                                        AIR-7-4-4
              The Director of Central Intelligence
                        Washington, D.C.

                                                    12 April 1995


MEMORANDUM FOR:     INTELLIGENCE Community Executive Committee
               Principals

SUBJECT:       Revised DCID 1/7, Security Controls on the
               Dissemination of Intelligence Information

REFERENCE:          DCID 1/7, dtd 27 February 1987

     1.   Effective immediately, I have approved a revised
Director of Central Intelligence Directive (DCID) 1/7,
Security Controls on the Dissemination of Intelligence
Information. A copy is attached. The previous edition, referenced above, is obsolete.

2. I have approved the new DCID, because of the benefits attendant to the new policy direction, with further revision of sections dealing with NOFORN and ORCON to be completed. Additional changes will follow within 120 days of the date of the DCID.

     3.   Highlights from revised DCID 1/7 are as follows:

          * Completely reorganizes and clarifies the language of the
             DCID.

          * Provides a policy statement that reflects a risk management approach to dissemination of intelligence. The statement declares that "intelligence be disseminated on a timely basis and as widely as possible". The 1987 version was written to constrain dissemination to the most strict need-to-know basis.

          * Explicitly encourages a risk management approach to classifiers of disseminated intelligence information to produce information without resorting to the use of control marking, except for the most sensitive information.


                                                    Attachment #2
SUBJECT:  Revised DCID 1/7, Security Controls on the
          Dissemination of Intelligence Information


          * Eliminates the control words NOCONTRACT and WNINTEL, in accordance with recommendations in the Joint Security Commission report.

          * Allows up to five years from date of DCID 1/7 to phase-in elimination of WNINTEL and NOCONTRACT in automated systems software.

          * Provides Senior Officials of the Intelligence Community (SOICs) greater flexibility and authority and simplifies guidance to release of previously marked NOCONTRACT intelligence information to U.S. contractors and foreign nationals and foreign national contractors.

          * Eliminates reference to outdated DCI policy that determined that there are "significant risks" to contracting out (former section 7.4).

      4.    The  markings  WNINTEL and  NOCONTRACT  have  clearly
outlived   their   usefulness.   WNINTEL  was  always   used   in
conjunction with one or more other control markings and added no value to understanding the content of the material.

     5. NOCONTRACT will no longer be used in any newly created documents or other materials. In all but unresolved conflict of interest and unfair competitive advantage cases, of the Intelligence Community (SOICs) will now be able to release intelligence bearing the NOCONTRACT marking to appropriately cleared and access-approved contractors.

     6. The presence of the WNINTEL and NOCONTRACT markings, in themselves, will have no bearing on the releasability of the information to contractors or users beyond the Intelligence
Community.

     7. Please ensure that these changes are widely disseminated among classification management, registry, and other personnel under your security cognizance who may have occasion to disseminate intelligence information to policymakers, warfighters, contractors and/or other consumers of information marked with security controls in DCID 1/7.



                                2
SUBJECT:  Revised DCID 1/7, Security Controls on the
     Dissemination of Intelligence Information

      8.   Questions should be directed to Mr. George P. Grau, or
Mr. Gregory Pannoni at the Security Policy Board Staff on 703/602-
7074.


                                               Very respectfully,


                                                              /S/
                                              William O. Studeman
                                               Admiral, U.S. Navy
                                                  Acting

Attachment



                                3
        DIRECTOR OF CENTRAL INTELLIGENCE DIRECTIVE 1/7 1
            Security Controls on the Dissemination of
                    Intelligence Information

                    (Effective 12 April 1995)

     INTRODUCTION

     Pursuant to the provision of the National security Act of 1947, as amended, Executive Order 12333, Executive order 12356 and implementing directives 2 thereto, policies, controls, and procedure for the dissemination and use of intelligence information and related materials are herewith established in this Director of Central Intelligence Directive (DCID).

     1.0 POLICY

      It  is  the  policy of the Director of Central Intelligence
(DCI) that intelligence be disseminated on a timely basis and as widely as possible, consistent with the "need-to-know" principle and requirement to protect sources and methods. The intelligence dissemination controls established herein may only be used to restrict dissemination of that intelligence derived from sources and methods. Inherent in this policy is a requirement for each Senior Official of the intelligence Community (SOIC) to balance the need for dissemination intelligence with the requirement to ensure survivability of a source or method. SOICs will establish procedures to comply with this policy.

     2.0  PURPOSE

     2.1   This  Directive  establishes policies,  controls,  and
procedures   for  the  dissemination  and  use  of   intelligence
information to ensure that, while facilitating its interchange for intelligence purposes, it will be adequately

     1  This directive supersedes DCID 1/7, effective 27 February
1987
     2   Any  mention  of  applicable Executive Order(s)  implies
     current Executive
        Order(s) and any successor order or orders (s)


                                                           Page 1
protected. This directive amplifies applicable portions of the 23 June 1982 Information Security Oversight Office Directive No.
1, which implements Executive order 12356.

     2.2 Policies and procedures governing the release or intelligence to contractors and consultants are set forth in this directive. Additional controls are prescribed on the dissemination of intelligence to foreign governments and to foreign nationals and immigrant aliens, including those employed by the U.S. Government.

     3.0  DEFINITIONS

       3.1    Intelligence  information  and  related   materials
(hereinafter   refereed  to  as  "Intelligence")   includes   the
following classified information:

      3.1 1 foreign intelligence and counterintelligence defined in the National Security Act of 1947, as amended and in Executive
Order 12333;

      3.1.2 information describing US foreign intelligence and counterintelligence activities, sources, methods, equipment, or methodology used for the acquisition, processing, or exploitation of such intelligence; foreign military hardware obtained for exploitation; and any other data resulting from US intelligence collection efforts; and

      3.1.3 information on Intelligence Community protective security programs (e.g., personnel, physical, technical, and information security).

      3.2 "need-to-know" is the determination by an authorized holder of classified information that access to information in his/her possession is required by another person to perform a lawful and authorized function. Such persons must possess an appropriate security clearance and access approval.

       3.3   Intelligence  Community  (and  agencies  within  the
Intelligence Community) -- the United States Government agencies and organizations identified in section 3 of the National
Security Act, as amended.

     3.4 Senior Official of the Intelligence Community (SOIC) -- the head of an agency, office bureau or intelligence element listed in Section 3 of the National Security Act of 1947, as amended.

     4.0  GENERAL APPLICABILITY

      4.1 in support of the Policy Statement in Section 1.0, classifiers and markers of disseminated intelligence
                                                           Page 2
information are encouraged to take a risk management approach when preparing information for dissemination. They are further encouraged to organize the material in such a way as to minimize reference (s) to sources and methods. In the interest of the widest possible dissemination of information to policymakers, warfighters and other consumers, classifies and markers should carefully consider whether there is a useful purpose or need to mark material with any dissemination control (s) marking (s).

      4.2   The  controls  and  procedures  established  by  this
directive shall be applied uniformly in the dissemination and use
of   intelligence   originated  by  all  Intelligence   Community
components.

     4.3 The substance of this directive shall be promulgated by each Intelligence Community component, and appropriate procedures permitting prompt interagency consultation will be established.

     5.0  USE BY AND DISSEMINATION AMONG EXECUTIVE BRANCH
          DEPARTMENTS/AGENCIES OF THE US GOVERNMENT

       5.1    Executive  Order  12356  provides  that  classified
information originating in one US agency shall not be disseminated beyond any recipient agency without the consent of the originating agency. However, to facilitate use and dissemination of intelligence within and among Intelligence Community components and to provide for the timely flow of intelligence to consumers, the following controlled relief to the "third agency rule" is hereby established:

     5.1.1 Each Intelligence community component consents to the use of its intelligence in intelligence products of other components and to the dissemination of those products within executive branch departments/agencies of the US Government, including contractors of the Intelligence Community in accordance with Section 7 below, except as specifically restricted by controls defined in this directive or other DCIDS.

      5.1.2 As provided in 5.1.1, classified intelligence even though it bears no restrictive control markings, will not be released in its original form to any US executive branch department/agency not on original distribution without the consent of the originator.

     6.0  RESPONSIBILITIES OF INTELLIGENCE COMMUNITY DEPARTMENTS/
          AGENCIES DISSEMINATING TO US COMPONENTS OUTSIDE THE
          INTELLIGENCE COMMUNITY


                                                           Page 3
       Any component disseminating intelligence beyond the Intelligence community assumes responsibility for ensuring that recipient organizations agree to observe the need to know principle and the restrictions prescribed by this directive and to maintain adequate safeguards.

     7.0    POLICY  AND  PROCEDURES  GOVERNING  THE  RELEASE   OF
INTELLIGENCE
          TO CONTRACTORS AND CONSULTANTS

     7.1  GENERAL POLICIES AND PROCEDURES FOR CONTRACTORS:

      7.1.1 Senior Officials of the Intelligence Community (SOICs), or their designees, may release intelligence to appropriately cleared and access-approved US contractors and consultants (hereinafter "contractor") having a demonstrated "need-to-know" without referral to the component provided that:

     7.1.1.1 The SOIC, or her/his designee, certifies in writing that disclosure does not create an unfair competitive advantage for the contractor or a conflict of interest with the contractor's obligation to protect the information. In the event that the issue of an unfair competitive advantage or conflict of interest cannot be resolved, consultation with the originator and resolution of the issue is required prior to release to contractors.

     7.1.1.2  Release is made only to contractors which have been
certified   by   the  SOIC  (or  designee)  of   the   sponsoring
organization as performing classified services in support of a national security mission.

     7.1.1.3   The   contractor  has  an  approved   safeguarding
capability/storage facility if retention of the intelligence is required.

     7.1.1.4 Contractors will not release intelligence to any of their components or employees not directly engaged in providing services under contract or other binding agreement or to another contractor (including subcontractors) without the consent of the sponsoring agency. The sponsoring agency shall verify that any second contractors satisfy all applicable security requirements and adhere to all of the policies and procedures contained in this directive.

     7.1.1.5 Intelligence released to contractors, all reproductions thereof, and all other material generated based on, or incorporating data therefrom (including authorized reproductions), remain the property of the US Government. Final disposition of intelligence information will be governed by the sponsoring agency.


                                                       Page 4   4
      7.1.1.6 National Intelligence Estimates (NIEs), Special National Intelligence Estimates (SNIEs), and Interagency Intelligence Memoranda may be released to appropriately cleared contractors with the requisite need-to-know except as regulated by provisions concerning proprietary information as defined in sections 7.1.1.7 and 10.2, below.

     7.1.1.7 Intelligence which bears the control marking "CAUTION-PROPRIETARY INFORMATION INVOLVED" (abbreviated "PROPIN" or "PR") will not be released to contractors unless prior permission has been obtained from the originator and those providing the intelligence to the originator. This control marking is further described under Section 10.2, below.

     7.1.1.8 Contractors shall make provisions to ensure that intelligence in their custody is not released to foreign nationals, whether or not they are employees or contractors themselves, unless authorized by the originating agency through the sponsoring agency. Authorized release to foreign nationals will be undertaken through established channels in accordance with DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and the NATIONAL POLICY AND PROCEDURES for the DISCLOSURE of CLASSIFIED MILITARY INFORMATION to FOREIGN GOVERNMENTS and INTERNATIONAL ORGANIZATIONS (abbreviated title: National Disclosure Policy 1 or NDP1).

       7.2    POLICIES  AND  PROCEDURES  FOR  CONTRACTORS  INSIDE
GOVERNMENT
           OWNED OR CONTROLLED FACILITIES.
      Contractors who perform duties inside a government owned or controlled facility will follow the procedures and policies of that sponsoring Intelligence Community member in accordance with
Section 7.1 of this directive.

       7.3   POLICIES  AND  PROCEDURES  FOR  CONTRACTORS  OUTSIDE
GOVERNMENT
          OWNED OR CONTROLLED FACILITIES.

      7.3.1 Contractors who perform duties outside of government owned or controlled facilities will adhere to the following policies and procedures:

     7.3.1.1 The SOIC of the sponsoring agency, or her/his designee, is responsible for ensuring that releases to contractors of intelligence marked ORCON and/or PROPIN are made only with the consent of the originating agency pursuant to this DCID and through established channels. (See instructions 10.1 and 10.2 respectively)

     7.3.1.2 The sponsoring agency shall maintain a record of material released.

                                                           Page 5
     7.3.1.3 Contractors shall establish procedures to control all intelligence received, produced and held by them for the duration of the contract or any other binding agreement; and to permit identification of all persons who have had access to intelligence in their custody.

     7.3.1.4    All   reproductions  of  intelligence   will   be
     classified, marked and controlled in the same manner as the original(s).

     7.3.1.5 SCI released to contractors shall be controlled pursuant to the provisions of DCID 1/19, SECURITY POLICY for SENSITIVE COMPARTMENTED INFORMATION (SCI).

     7.3.1.6 Sponsoring agencies shall delete any reference to the Central Intelligence Agency, the phrase "Directorate of Operations," the place acquired, the field number, the source description, and field dissemination from all CIA Directorate of Operations reports passed to contractors, unless prior approval to do otherwise is obtained from CIA.

     8.0  DISSEMINATION TO FOREIGN GOVERNMENTS

     8.1 Intelligence, even though it bears no restrictive control markings, may only be released in its original form to foreign governments with the permission of the originator and in accordance with DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and the NDP-1.

     8.2 Information contained in intelligence product/report of another Intelligence Community component, which bears no restrictive control markings, may be used by recipient Intelligence Community components in reports provided to foreign governments provided that:

     8.2.1 Foreign release is made through established foreign disclosure channels and procedures as set forth in DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and the NDP-1.

     8.2.2 No reference is made to the originating agency or to the source documents on which the released product is based.

     8.2.3 The information is extracted or paraphrased to ensure that the source or manner of acquisition of the intelligence and/or, location where the intelligence was collected (if relevant to protect sources or methods), is not revealed and cannot be deducted in any other manner.

      8.3 RESTRICTED DATA and FORMERLY RESTRICTED DATA are prohibited from foreign dissemination under the provisions of


                                                           Page 6
Sections  123  AND 144 OF Public Law 585, Atomic  Energy  Act  Of
1954, as amended.

       9.0    DISSEMINATION  TO  FOREIGN  NATIONALS  OR   FOREIGN
CONTRACTORS

      9.1 Intelligence, even though it bears no restrictive control markings, will not be released, either in its original form or otherwise, to foreign nationals or immigrant aliens (including those employed by, used by, or integrated into the US Government) without the permission of the originator and must be in accordance with DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and the NDP-1.

     9.2 Release of intelligence to a foreign contractor or company under contract to the US Government must be through the government under which the foreign contractor or company operates. Direct release from the US Government to a foreign company or contractor is prohibited, except by government to government agreement. Provisions concerning dissemination to foreign governments are disclosed in Section 8.0, above.

     10.0  AUTHORIZED CONTROL MARKINGS

     10.1    "DISSEMINATION   AND   EXTRACTION   OF   INFORMATION
     CONTROLLED BY ORIGINATOR" (ORCON)

     10.1.1 This marking may be used only on classified intelligence that clearly identifies or would reasonably permit ready identification of intelligence sources or methods that are partially susceptible to countermeasures that would nullify or measurably reduce their effectiveness. It is used to enable the originator to maintain continuing knowledge and supervision of the further use of intelligence beyond the original dissemination. This control marking may not be used when an item of information will reasonably be protected by use of any other control markings specified herein or is other DCIDs.

     10.1.2 Information bearing this marking may be disseminated within the headquarters elements 3 of recipient organizations and may also be incorporated in whole or in part into other briefings or production, provided the briefing or intelligence product is presented or distributed only to original recipients of the information. Dissemination beyond headquarters elements or to agencies

           Recipients will apprise originating agencies as to which components comprise the headquarters element and identify subordinate elements which may be included as direct recipients of intelligence information.

                                                           Page 7
other than the original recipients requires advance permission from the originator.

     10.1.3 Information bearing this marking must not be used in taking investigative action without the advance permission of the originator.

     10.1.4 As this is the most restrictive marking herein, agencies will establish procedures to ensure 1) that it is only applied to particularly sensitive intelligence and, (2) timely review of requests for further dissemination of intelligence bearing this marking. This marking may be abbreviated "ORCON" or "OC."

     10.2  "CAUTION-PROPRIETARY INFORMATION INVOLVED" (PROPIN)

     10.2.1 This marking is used, with or without a security classification, to identify information provided by a commercial firm or private source under an express or implied understanding that the information will be protected as a proprietary trade secret or proprietary data believed to have actual or potential value 4. Information bearing this marking shall not be disseminated outside the federal government in any form without the express permission of the originator of the intelligence and provider of the proprietary information. This marking precludes dissemination to contractors irrespective of their status to, or within, the US Government without the authorization of the originator of the intelligence and provider of the information. This marking may be abbreviated "PROPIN" or "PR."

     10.3  "NOT RELEASABLE TO FOREIGN NATIONALS" (NOFORN)

     10.3.1 It is the policy of the DCI that no classified intelligence will be shared with foreign nationals or foreign governments except in accordance with the provisions of Sections
8.0 and 9.0, above. However, based on the unique dissemination requirements of some Intelligence Community organizations, this control marking may be used on intelligence that, if released to foreign governments or nationals, could jeopardize intelligence sources or methods, or when it would not be in the best interest of the United States. This control marking is used to identify classified intelligence that may not be released in any form to foreign governments, foreign nationals, or non-US citizens without

        This provision is a requirement of the Trade Secrets Act, as amended (18 U.S.C. 1905). The consent of the originator is required to permit release of material marked CAUTION-PROPRIETARY INFORMATION INVOLVED, PROPIN or PR to other than staff federal government employees.


                                                           Page 8
permission of the originator and in accordance with the provisions of DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and NDP-1. This marking may be abbreviated "NOFORN" or "NF". It is not authorized for use in conjunction with the "AUTHORIZED FOR RELEASE TO" (REL) control marking described in Section 10.4 below.

       10.4   "AUTHORIZED  FOR  RELEASE  TO..(name   of   country
(ies)/international organization) "(REL or REL TO)

     10.4.1    This  marking  is  used  to  identify   classified
intelligence   that  an  originator  has  predetermined   to   be
releasable  or  has  been released, through  established  foreign
disclosure    procedures   and   channels,   to    the    foreign
country(ies)/international organization(s) indicated. Further foreign dissemination of the material (in any form) is authorized only after obtaining permission from the originator and in accordance with DCID 5/6, INTELLIGENCE DISCLOSURE POLICY and the NDP-1. This marking may be abbreviated "REL (abbreviated name of country(ies) /international organization." It is not authorized for use in conjunction with the "NOT RELEASABLE TO FOREIGN NATIONALS" (NOFORN) control marking described in paragraph 10.3, above.

     10.4.2   In case of intelligence controlled under DCID  6/2,
CRITICAL   INFORMATION,   authorized   distribution   indicators,
published separately, may be used instead of the "REL" control marking.

     11.0    PROCEDURES  GOVERNING  USE  OF  AUTHORIZED   CONTROL
MARKINGS

     11.1 Any recipient desiring to use intelligence in a manner contrary to the restrictions established by this directive shall obtain the advance permission of the originating agency. Such permission applies only to the specific purpose agreed to by the originator and does not automatically apply to all recipients. Originators will ensure that prompt consideration is given to recipients' requests with particular attention to reviewing and editing, if necessary, sanitized or paraphrased versions to derive a text suitable for release subject to lesser or no control markings(s).

     11.2 The control markings authorized above shall be shown on the title page, front cover, and other applicable pages of documents, incorporated in the text of electrical communications, shown on graphics, and associated (in full or abbreviated form) with data stored or processed in automated information systems. The control markings also shall be indicated by parenthetical use of the marking abbreviations at the beginning or end of the appropriate portions. If the control markings apply to all portions, the document may be


                                                          Page 10
marked with a statement to this effect rather than marking each portion individually.

       11.3 The control markings in Section 10 shall be individually assigned at the time of preparation of intelligence products and used in conjunction with security classifications and other markings specified by Executive Order 12356 and its implementing directives. The markings shall be carried forward to any new format in which the same information is incorporated, including oral and visual presentations.

     12.0  OBSOLETE RESTRICTIONS AND CONTROL MARKINGS

      12.1. The following control markings are obsolete and will not be used subsequent to the date of this directive:

      12.1.1 WNINTEL and NOCONTRACT. The control markings Warning Notice-Intelligence Sources or Methods Involved" (WNINTEL) and "NOT RELEASABLE TO CONTRACTORS/CONSULTANTS" (abbreviated "NOCONTRACT" or "NC") are no longer authorized for use after the date of this directive. The "WNINTEL" and
"NOCONTRACT" control markings will not be used on any newly created documents or other materials. For automated information systems, a phased-in elimination of the "WNINTEL" and "NOCONTRACT" control marking will be accomplished as systems are upgraded or software is modified, but not later than five years from the date of this directive. No permission of the originator is required to release, in accordance with this DCID, material marked "WNINTEL" prior to the date of this directive. Section
7.1 governs requirements for release of intelligence bearing the "NOCONTRACT" marking produced before the date of this directive. Remarking of material bearing the "WNINTEL" and "NOCONTRACT" control marking is not required. However, holders of material bearing this marking may line through or otherwise remove the marking from documents or other material. The presence of this marking, in itself, will have no bearing on the releasability of the information to contractors.

      12.1.2   Other obsolete markings include:  WARNING  NOTICE-
INTELLIGENCE   SOURCES  OR  METHODS  INVOLVED,  WARNING   NOTICE-
SENSITIVE   SOURCES   AND  METHODS  INVOLVED,   WARNING   NOTICE-
INTELLIGENCE SOURCES AND METHODS INVOLVED, WARNING NOTICE-SENSITIVE INTELLIGENCE SOURCES AND METHODS INVOLVED, CONTROLLED DISSEM, NSC PARTICIPATING AGENCIES ONLY, INTEL COMPONENTS ONLY, LIMITED, CONTINUED CONTROL, NO DISSEM ABROAD, BACKGROUND USE ONLY, USIB ONLY, NFIB ONLY.

      12.2  Questions with respect to current applications of all
control   markings  authorized  by  earlier-directives   on   the
dissemination and control of intelligence and used on documents issued prior to the date of this directive should


                                                          Page 10
be   referred  to  the  agency  or  department  originating   the
intelligence so marked.

     13.0  REPORTING UNAUTHORIZED DISCLOSURES

      13.1 Violations of the foregoing restrictions and control markings that result in unauthorized disclosure by one agency of the intelligence of another shall be reported to the Director of Central Intelligence through appropriate Intelligence Community channels.

     14.0  INTERPRETATION

     14.1  Questions concerning the implementation of this policy
and   these   procedures  shall  be  referred  to  the  Community
Management Staff.




/s/
----------------------------------      -----------------------
Acting Director of Central Intelligence Date


                                                          Page 11
               "FOR OFFICIAL USE ONLY" INFORMATION
The "For Official Use Only" (FOUO) marking is assigned to information at the time of its creation in a DoD User Agency. It is not authorized as a substitute for a security classification marking but is used on official government information that may be withheld from the public under exemption 2 through 9 of the Freedom of information Act.

Other non-security markings such as "Limited Official Use" and "Official Use Only" are used by non-DoD User Agencies for the same types of information and should be safeguarded and handled in accordance with instruction received from such agencies.

Use of the above markings does not mean that the information cannot be released to the public, only that it must be reviewed by the Government prior to its release to determine whether a significant and legitimate government purpose is served by withholding the information or portions to it.

Identification Markings. An unclassified document containing FOUO information will be marked "For Official Use Only" at the bottom of the front cover (if any), on the first page, on each page containing FOUO information, on the back page, and on the outside of the back cover (if any). No portion markings will be shown. Within a classified document, an individual page contains both FOUO and classified information will be marked at the top and bottom with the highest security classification of information appearing on the page. If an individual portion contains FOUO information but no classified information, the portion will be marked "FOUO."

Removal of the "For Official Use Only" marking can only be accomplished by the originator or other competent authority.
When the "For Official Use Only" status is terminated, all known holders will be notified to the extent practical.

Dissemination.  Contractors may disseminate "For Official Use
Only" information to their employees and subcontractors who have a need for the information in connection with a classified contract.

Storage. During working hours, "For Official Use Only" information shall be placed in an out-of-sight location if the work area is accessible to persons who do not have a need for the information. During nonworking hours, the information shall be stored to preclude unauthorized access. Filing such material with other unclassified records in unlocked files or desks, is adequate when internal building security is provided during nonworking hours. When such internal security control is not exercised, locked buildings or rooms will provide adequate after-hours protection or the material can be stored in locked receptacles such as file cabinets, desks, or bookcases.

Transmission. "For Official Use Only" information may be sent via first-class mail or parcel post. Bulky shipments may be sent by fourth-class mail.

Disposition. When no longer needed, FOUO information may be disposed of by tearing each copy into pieces to preclude reconstructing and placing it in a regular trash container or as directed by the User Agency.

Unauthorized Disclosure. Unauthorized disclosure of "For Official Use Only" information does not constitute a security violation but the releasing agency should be informed of any unauthorized disclosure. The unauthorized disclosure of FOUO information protected by the Privacy Act may result in criminal sanctions.


                                                    Attachment #3


                       OPERATIONS SECURITY
                            GUIDANCE
                               FOR
                           CONTRACTORS



                           AUGUST 1993





                           PREPARED BY
                   OPERATIONS SECURITY OFFICE
                 SAFETY AND SECURITY DEPARTMENT
                    NAVAL AIR WEAPONS STATION
                CHINA LAKE, CALIFORNIA 93555-6001
                               AND
                   POINT MUGU, CA. 93042-5000





                                                    Attachment #4
                  OPERATIONS SECURITY GUIDANCE
                               FOR
                           CONTRACTORS

DEFINITION

     Operations security, or OPSEC, is the process of denying adversaries information about friendly (our) capabilities and intentions by IDENTIFYING, CONTROLLING, AND PROTECTING INDICATORS associated with planning and conducting military operations and other activities. OPSEC applies and should be emphasized at all levels of management down to the lowest shop and office level. Essentially, OPSEC has two objectives:

     1.  Protecting friendly operations

      2. Degrading an adversary's war fighting capabilities through denial or control of information essential for planning and decision making.

BACKGROUND

     One of the prime objectives of the U.S. intelligence community is the early acquisition of critical information regarding  the  research,  development, testing,  and  evaluation
(RDT&E) of adversarial military weapon systems and associated hardware. Conversely, there is no doubt that this nations POTENTIAL adversaries are also very interested in our own development of military systems.

      1. The reason for this mutual interest derives from the basic objectives of military intelligence: to avoid being surprised on the battlefield, while at the same time having the ability to render an adversary helpless through the element of surprise.

      2. To avoid being surprised on the battlefield, it is of utmost importance to have prior knowledge of weapons the adversary might use, their capabilities, methods of employment and susceptibility to countermeasures and countertactics. It is imperative that this information be acquired as early as possible, thus making the development and initial testing phases of a weapon system a prime target for intelligence collection.

      The purpose of this foreign intelligence effort is to determine general developmental trends of future U.S. weaponry, to obtain hard-core parametric data about specific weapons in order to devise countermeasures, and to acquire advanced technology that could possibly reduce developmental time and money associated with a country's own military hardware programs.

      With this emphasis, it is easy to understand why our potential adversaries are most interested in the work and results of the department of Defense and its CONTRACTORS.

      Experience from the early days of Vietnam and the original OPSEC effort (code-named Purple Dragon) demonstrated that something other than the traditional security programs (information, personnel, physical and industrial security) was required to maintain this element of surprise and to deter foreign intelligence collection efforts. This has developed the OPSEC concept which, unlike conventional security programs, focuses on identifying and protecting the SPECIFIC information needed by an adversary to undermine the effectiveness of a specific operation or weapon system.

                                2
     OPSEC  is  not  designed  to  replace  traditional  security programs. Traditional security programs are aimed at the protection of classified information, while OPSEC is aimed at the protection of INDICATORS, classified or unclassified, that reveal U.S. CAPABILITIES OR INTENTIONS.

     Evaluations of peacetime and crisis deployments: exercises, reconnaissance, systems acquisition tests, personnel, logistics and security functions: test ranges, laboratories, and other activities, revealed the need to apply OPSEC to RDT&E activities as well as combat operations.

INDICATORS

      Unless an adversary has access to planning actions by means of espionage that exploit classified information, he must depend on intelligence derived from detectable activities.

       1. Detectable activities include any emission or reflection of energy, any action, or anything that can be easily observed or recorded, and ALL MATERIAL AVAILABLE TO THE PUBLIC. Detectable activities are defined as activities incident to routine operations that convey information to our adversaries.

      2. When detectable activities are observed, photographed or "detected" by human or technical means, they may provide our adversaries with sufficient information to reach conclusions approximating classified information about our intentions and capabilities. This enables our adversaries to make effective planning decisions.

       3. Routinely, detectable activities are harmless: however, when the information revealed is ESSENTIAL to the needs of the adversary, it may compromise our end product and negate our efforts. These harmful detectable activities are known as INDICATORS AND OBSERVABLES.

           a. An indicator is any item of information which reflects an intention or capability. Indicators are obtained from documentation such as supply stubs, personnel records, test schedules, test plans, OPSEC plans, required operational capabilities, program introductions, mission statements, test evaluations, etc.

           b. An observable is an activity or anything (such as equipment, technical documents, etc.) that can be observed or photographed by human agents or any of the multidisciplined technical intelligence collection methods such as the interception and analysis of compromising computer emanations, radio and telephone communications, radar emissions, and other intentional and unintentional electronic emissions, as well as technical imaging techniques such as photography, infrared photography, and radar imagery.

PROCESS

     OPSEC is the process used in the RDT&E community to maintain the element of surprise regarding the development of U.S. weapons systems. OPSEC, as applied to weapons systems development, is the identification, control and protection of the specific essential information needed by an adversary to develop countermeasures and countertactics, or that which could be crucial in the transfer of technology. The essential information that must be protected need not be classified and is usually viewed as unimportant when examined in isolation.


                                3
OPSEC is a systematic process designed to be an integral part of overall planning.

      1. OPSEC planners must first establish an OPSEC team composed of employees from various areas. The reason for the team approach is that OPSEC analysis requires close coordination between management, security specialists, and subject matter experts.

      2. The key to the OPSEC concept is the identification of the information that requires protection. This information is called ESSENTIAL ELEMENTS OF FRIENDLY (our) INFORMATION or EEFI and may be corporate proprietary data, classified information, privacy data, For Official Use Only material, or unclassified, but national security-sensitive information.

      3. When identifying EEFI, the team should include those items of information which when put together, would give either a piece or all of the essential information. This step is necessary because an adversary, like a puzzle enthusiast, does not need all the pieces to accurately guess what the picture is.

      4. Next the team must identify the threat to that information by creating a composite profile of their adversary's intelligence collection capabilities.

     5. Chronologically identifying all activities involving the essential information is the next step. All activity, including supporting activities that might reveal essential information, must be reviewed. It is important to ensure the sequence of events is exactly how the operation really works rather, than how management plans for it to work.

      6. Each event in which sensitive information appears is an opportunity for an adversary to exploit, and is considered an OPSEC vulnerability.

     7. It is imperative to assume the adversary's point of view during the OPSEC process: in order to know what our adversaries see, we must look at our operations with their eyes. Additionally, from a fiscal point of view, if an adversary cannot exploit a vulnerability because of the limitations in his intelligence collection capabilities, then no countermeasures are required. On the other hand, if the adversary has the capability to exploit a vulnerability, then countermeasures are warranted.

       8. Finally, the OPSEC team should prioritize the vulnerabilities from the most to the least serious. Then the team can select countermeasures most effectively, using such factors as cost, ease of implementation, and number of vulnerabilities.

      9. Two concepts the OPSEC team should consider when developing countermeasures are:

           a. Vulnerabilities can often be minimized but rarely eliminated.

           b. The objective of the OPSEC program is to make collection sufficiently difficult to persuade the adversary to collect information somewhere else.

SPECIAL CONSIDERATIONS

       Normally, contractors activities do not in and of themselves, generate a great deal of sensitive information or EEFI; however, contractor facilities, equipment and employees are used to store, transmit and process classified information, unclassified but national security-sensitive information, and EEFI which was generated outside their facilities.

                                4
       Contractor activities usually have little intrinsic intelligence value until associated with a specific weapon system or activity. Unclassified, non-proprietary, For Official Use Only, and privacy data are not generally national security-related issues; however, this type of information, when merged with information pertaining to specific weapons or weapons systems, may become sensitive or even classified. Therefore, it is incumbent upon all contractors to ascertain the sensitivity of information before introducing the information into their facilities.

      Operations and activities can be roughly divided  into  two
categories   with   respect  to  OPSEC:  work  performed   inside
workspaces and work performed outside workspaces.

      1. INSIDE workspaces OPSEC is covered by traditional security programs. Protecting information whether contained in computers, on written documents, or in communications networks is a matter of complying with information, personnel, and physical security procedures. The essence of OPSEC inside work spaces is identifying the information you need to protect, establishing minimum procedures for protecting that information, and communicating this to employees.

      The  sensitivity of information received by (as opposed  to
generated  by)  the  facility  from  external  sources  must   be
determined and appropriately communicated to employees at the time this information is received at the facility.

      2. Whenever work is performed OUTSIDE workspaces, or whenever EEFI is released from YOUR workspaces (to other workspaces in or out of your facility) for whatever reason, an OPSEC determination is necessary: will the activities unnecessarily expose sensitive information, and what can be done to counter this exposure? This analysis must then be documented in the form of an OPSEC plan. The OPSEC plan must address five issues:

            a.    The   activity  that  involves  the   sensitive
information

          b.  The sensitive information that might be exposed

          c.  The threat to that information

           d. Where the information is vulnerable or what is it about the activity that exposes this information.

           e. What countermeasures can be applied to reduce or eliminate these vulnerabilities.


                                5
                                              ONIINST 5540.1 CH-1
                                               12 May 1994

            SENSITIVE COMPARTMENTED INFORMATION GUIDE

1.    This  contract  requires access to Sensitive  Compartmented
Information as validated by the following Contract Monitor:

     Name:          John Hurley

       Organization:        Naval  Air  Warfare  Center   Weapons
Division,
                           Information  Warfare  Division,  Point
Mugu, CA

     Telephone:     (805) 989-3781

2. The following are designated as responsible Special Security officers for Sensitive Compartmented Information requirements of this contract:

OVERALL SECURITY ADMINISTRATION              ON-SITE

Director,  Office  of Naval Intelligence        Special  Security
Officer
ONI-532/SCI  Contracts Management Team        Naval  Air  Warfare
Center Weapons
4251 Suitland Road                      Division
Washington, DC 20395-5720                    Point Mugu, CA 93042-
5001


3. The accredited secure areas utilized for the purpose of Sensitive Compartmented Information research, development, production, and storage in support of this contract are under the exclusive responsibility of the designated Special Security offices and will be identified to the appropriate DIS Security Office by the On-Site Special Security Officer upon request.

4. Sensitive Compartmented data furnished to the contractor will require special security controls beyond those of the Industrial Security Manual. These supplementary requirements will be furnished and/or made available to the contractor by ONI-5 via the On-Site Special Security Officer.

5. Sensitive Compartmented Information or material will not be released to any activity or person of the contractor's organization not directly engaged in providing services under the contract or to another contractor (including subcontractors), government agency, private individual, or organization without specific release approval of the originator of the material, as outlined in governing directives, and prior approval and certification of "need-to-know" by the designated project manager/contract sponsor (see paragraph 1 above).

6. Sensitive Compartmented Information will not be released to foreign nationals or immigrant aliens who may be employed by the contractor, regardless of the level of their security clearance.

                                     Attachment to DD Form 254 #5
                                                     UNCLASSIFIED
                                              OPNAVINST C55 13.2B

UNCLASSIFIED

01. IDENTIFYING DATA

  ID:  02B-20
  CL:  U
  SU:  EA6B. PROWLER
  OC:  NAVAIR (AIR-720), OPNAV (OP-506G) : DIIC-A
  CA:  COMNAVAIR: OPNAV (OP-05)
  OD:  74-04-02
  CD:  84-04-01
 *RD:  86-04-01

02. Threat/Background: THE ENEMY HAS SHOWN QUICK REACTION TO OUR NEW EW CAPABILITIES. SETTING UP A NEVER-ENDING REACTIONARY CHAIN OF INTELLIGENCE GATHERING AND TECHNICAL IMPROVEMENTS. THE THREAT WITH RESPECT TO ELECTRONIC WARFARE AND OUR REPSONSE TO IT, IS DICTATED BY THE LASTEST ADVANCEMENTS ON THE PART OF THE POTENTIAL ENEMY. THE EA6B WEAPONS SYSTEM PROVIDES INCREASED SURVIVABILITY FOR NAVA TACTICAL AIRBORNE (TACAIR) STRIKE FORCES BY DEGRADING ENEMY ELECTRONIC DEFENSIVE CAPABILITIES

03. MISSION: THE EA-6B'S PRIMARY MISSION IS THE SUPPRESSION AND DEGRADATION OF ENEMY DEFENSE SYSTEMS BY TACTICAL JAMMING OF ENEMY ELECTRONIC ACTIVITY. SECONDARY MISSIONS INCLUDE PASSIVE EARLY WARNING FOR FLEET DEFENSE AND BATTLEFIELD ELECTRONIC SURVEILLANCE

04. FINANCIAL

  A.  PRIOR TO BUDGET SUBMISSION: FOUO

  B.  SUBSEQUENT TO BUDGET SUBMISSION: U

  C.  UNIT COST: U

05. MILESTONES

  A.  PRODUCTION AND PROGRAM SCHEDULES: U

06.  DESIGN PERFORMANCE AND FUNCTIONAL CHARACTERISTICS

  A.  AIRFRAME: U

  B.  ALQ-99
     (1)  COUNTER COUNTERMEASURES CAPABILITY: S-OADR
     (2)  DESIGN INFORMATION
           (A)  DESIGN TECHNIQUE- ALL METHODOLOGY ASSOCIATED WITH
NOISE
                 GENERATION,   INCLUDING  METHOD  OF   GENERATING
MODULATION
               AND CODING:  S-OADR
          (B)  METHODS OF NOISE AMPLIFICATION: U
     (3)       RANGE (MAXIMUM):  S-OADR
     (4)  RELIABILITY: U
           (A)        ALL MTBF(MEAN TIME BETWEEN FAILURE) FIGURES
ASSOCIATED
          WITH THE EQUIPMENT: U
     (5)  SIGNATURE CHARACTERISTICS
          (A)  NUMERICAL FREQUENCY BANDWIDTH: C-OADR
          (B)  SPECIFIC FREQUENCY: C-OADR
          (C)  SENSITIVITY: C-OADR
          (D)  MODULATION & CODING: S-OADR
          (E)  DATA COLLECTED: S-OADR
          (F) OUTPUT-INPUT CHARACTERISTICS SUCH AS POWER IN WATTS TO THE ANTENNA, EFFECTIVE RADIATED POWER,
          MAXIMUM OUTPUT
          FREQUENCY

                    PAGE 01                  ENCLOSURE (20)
                                             UNCLASSIFIED

                                        UNCLASSIFIED

                                                      10 JAN 1992
                                                        OPNAVINST
                                                         C5513,2B

                REVISED AN/APS-130 SECURITY GUIDE

01.  IDENTIFYING DATA

          ID:  02B-  .1

          CL:  U

          SU:  AN/APS-130 RADAR SYSTEM

          OC:  NAVAIR (AIR-7121/AIR-546)

          CA:  NAVAIR (AIR-05)

          OD:

          CD:

          RD:

02.  THREAT/BACKGROUND:

     THE AIR THREAT TO OPERATIONS OF U.S. NAVAL FORCES MAY BE CONSIDERED AS COMPROMISED OF TWO CATEGORIES: ANTI-SHIP AND ANTI-AIR. THE ANTI-SHIP THREAT CONSISTS OF AIRCRAFT CAPABLE
OF
     LAUNCHING LONG RANGE STANDOFF MISSILES AGAINST ELEMENTS OF THE FLEET AND AIRCRAFT WHOSE SPEED AND RANGE CAPABILITIES MAKE THEM
     SUITABLE FOR DIRECT, CLOSE-IN ATTACK OF FLEET ELEMENTS. IN ADDITION, CRUISE MISSLES CAN BE LAUNCHED AGAINST THE FLEET IN A COORDINATED ATTACK FROM SUBMARINES AS WELL AS SURFACE VESSELS.
     THE ANTI-AIR THREAT CONSISTS OF AIRCRAFT SUCH AS THE MIG-29 FULCRUM, SU-27 FLANKER AND SU-15 FLAGGON AND ANTI-AIRCRAFT MISSILES THAT CAN CHALLENGE OUR AIRCRAFT IN AN OPERATING REGION.

03.  MISSION:

     THE RADAR SET DEFINED HEREIN IS INSTALLED IN THE EA-6B
AIRCRAFT.
     THE RADAR SET PROVIDES THE AIRCRAFT WITH NAVIGATION, GROUND
     MAPPING AND TARGET DETECTION CAPABILITY

04.  FINANCIAL:

          A.  UNIT COST                      --U


                                   ENCLOSURE (1)
                                   TO NASC LTR AIR71212G/00417
                                   2/7/92
                           PAGE 1 OF 3
05.  MILESTONES

          A.   NUMBERS CONTRACTED FOR             --U
          B.   PRODUCTION AND PROGRAM SCHEDULES   --U
          C.   RATE OF DELIVERY                   --U
          D.   NUMBERS DELIVERED                  --U

06.  PERFORMANCE DATA AND TECHNICAL CHARACTERISTICS

          A.   RADAR SYSTEM ACCURACY
                    1.   RANGE ACCURACY      --C OADR
                    2.   AZIMUTH ACCURACY         --C OADR

          B.   RANGE MAXIMUM                 --C OADR

          C.   RESOLUTION                         --U

          D.   PEAK POWER OUTPUT                  --U

          E.   MODULATION CHARACTERISTICS         --U

          F.   RECEIVER SENSITIVITY               --C ODR

          G.   SIGNATURE CHARACTERISTICS
               (1)  ALPHABETIC FREQUENCY          --U
               (2)  NUMERICAL FREQUENCY BANDWITH  --C OADR
               (3)    SPECIFIC FREQUENCIES, EXCEPT
                     WHERE THEY WOULD REVEAL THE
                     BANDWIDTH                    --U

          H.   RELIABILITY                        --U

07.  OPERATIONAL AND TACTICAL:

          A.   VULNERABILITY TO COUNTERMEASURES   --C OADR

          B.   MILITARY APPLICATIONS              --C OADR

08.  HARDWARE

          A.   IP-1342/APS-130 INDICATOR, AZIMUTH-     --U
               RANGE,(DVRI)

          B.   PP-6574/APQ-148 POWER SUPPLY,      --U
               (LVPS)

          C.   T-1396/APS-130 TRANSMITTER,        --U
               RADAR, (T/M) EXCEPT WHEN FREQUENCY
               BANDWIDTH IS REVEALED THEN IT BECOMES
               CONFIDENTIAL

                           PAGE 2 OF 3
HARDWARE CONTINUED:

     D.   C-10535/APS-130 CONTROL RADAR SET            --U

     E.   AS3325/APS-130, ANTENNA-RECEIVER, RADAR      --U
          EXCEPT WHEN FREQUENCY BANDWIDTH IS REVEALED
          THEN IT BECOMES CONFIDENTIAL

     F.   0-1778/APS-130 GENERATOR, REFERENCE SIGNAL   --U
           (RSG)

     G.   IP-1060A/APQ-148, INDICATOR, AZIMUTH-ELEVATION    --U
           -RANGE, (PHD)

     H.   WAVEGUIDE ASSEMBLY                      --U

     I.   MOUNT FIXTURES, CABLE ADAPTERS AND PRESSURE  --U
          BOTTLE ASSEMBLY

     J.   END ITEM IS UNCLASSIFIED UNLESS NUMERICAL FREQUENCY
          BANDWIDTH IS REVEALED, THEN IT BECOMES CONFIDENTIAL.

09.  COMPUTER RESOURCES:

          A.   IF SOFTWARE REVEALS CLASSIFIED PARAMETERS THEN
               IT IS CLASSIFIED AS CONFIDENTIAL, OTHERWISE
               UNCLASSIFIED

          B.   CLASSIFY MEDIA ACCORDING TO CONTENT

10.  OTHER:

          A.   DEGREE OF PROTECTION IN TRANSIT IS      --U

11.  SECONDARY JUSTIFICATION:

          U.S. GOVERNMENT AND ITS CONTRACTORS

                           PAGE 3 OF 3

                                                        OPNAVINST
                                                         C5513,2B

                                                      07 FEB 1992
                                                           w/CH-1

            NEW AN/APS-130 (*) ADVCAP SECURITY GUIDE

01.  IDENTIFYING DATA:

     ID:  02B-

     CL:  U

     SU:  AN/APS-130 (*) ADVCAP RADAR SYSTEM

     OC:  NAVAIR (AIR-7121/AIR-546)

     CA:  NAVAIR (AIR-05)

     OD:

     CD:

     RD:

02.  THREAT/BACKGROUND

     THE AIR THREAT TO OPERATIONS OF U.S. NAVAL FORCES MAY BE CONSIDERED AS COMPRISED OF TWO CATEGORIES: ANTI-SHIP AND ANTI-AIR. THE ANTI-SHIP THREAT CONSISTS OF AIRCRAFT CAPABLE OF LAUNCHING LONG RANGE STANDOFF MISSLES AGAINST ELEMENTS OF THE FLEET AND AIRCRAFT WHOSE SPEED AND RANGE CAPABILITIES MAKE THEM SUITABLE FOR DIRECT, CLOSE-IN ATTACK OF FLEET
     ELEMENTS. IN ADDITION, CRUISE MISSLES CAN BE LAUNCHED AGAINST THE FLEET IN A COORDINATED ATTACK FROM SUBMARINES AS WELL AS SURFACE VESSELS. THE ANTI-AIR THREAT CONSISTS OF AIRCRAFT SUCH AS THE MIG-29 FULCRUM, SU-27 FLANKER AND SU-15 FLAGGON AND ANTI-AIRCRAFT MISSILES THAT CAN CHALLENGE OUR AIRCRAFT IN AN OPERATING REGION.

03.  MISSION:

     THE RADAR SET DEFINED HEREIN WILL BE INSTALLED ON THE EA-6B ADVANCE CAPABILITY (ADVCAP) AIRCRAFT. THE RADAR SET PROVIDES THE AIRCRAFT WITH NAVIGATION CAPABILITY, TARGET DETECTION, GROUND MAPPING, AND WEATHER PENETRATION PERFORMANCE. ADDITIONALLY IT PROVIDES COMPOSITE DISPLAY VIDEO COMPATIBLE WITH EA-6B ADVCAP AIRCRAFT'S MULTI-FUNCTION DISPLAY SYSTEM

04.  FINANCIAL:

          A.  UNIT COST


                                    REC'D AS ENCL (1) TO NASC LTR
                                  5513 SAIAIR-0TT3A/0160A/2-18-92




                           PAGE 1 OF 3
05.  MILESTONES:

          A.   NUMBERS CONTRACTED FOR             --U
          B.   PRODUCTION AND PROGRAM SCHEDULES   --U
          C.   RATE OF DELIVERY                   --U
          D.   NUMBERS DELIVERED                  --U

06.  PERFORMANCE DATA AND TECHNICAL CHARACTERISTICS

          A.   RADAR SYSTEM ACCURACY
               1.   RANGE ACCURACY           --C OADR
               2.   AZIMUTH ACCURACY              --C OADR

          B.   RANGE MAXIMUM                 --C OADR

          C.   RESOLUTION                         --U

          D.   PEAK POWER OUTPUT                  --U

          E.   MODULATION CHARACTERISTICS         --U

          F.   RECEIVER SENSITIVITY               --C OADR

          G.   SIGNATURE CHARACTERISTICS
               (1)  ALPHABETIC FREQUENCY          --U
               (2)  NUMERICAL FREQUENCY BANDWIDTH --C OADR
               (3)  SPECIFIC FREQUENCIES, EXCEPT
                    WHERE THEY WOULD REVEAL
                    BANDWIDTH                --U

          H.   RELIABILITY                        --U

07.  OPERATIONAL AND TACTICAL:

          A.   VULNERABILITY TO COUNTERMEASURES   --C OADR

          B.   MILITARY APPLICATION               --C OADR

08.  HARDWARE

          A.   ANTENNA ASSEMBLY AN/APS-130 (*)
               1.  ANTENNA PEDESTAL               --U
               2.  ANTENNA ARRAY                  --U  (R
               EXCEPT WHEN FREQUENCY BANDWIDTH IS
               REVEALED THEN IT BECOMES CONFIDENTIAL

          B.   RECEIVER AN/APS-130           --U
               EXCEPT WHEN FREQUENCY BANDWIDTH IS REVEALED
               THEN IT BECOMES CONFIDENTIAL

                           PAGE 2 OF 3
HARDWARE CONTINUED:

     C.   T-1192/APQ-148 TRANSMITTER/MODULATOR (T/M)   --U
          EXCEPT WHEN FREQUENCY BANDWIDTH IS REVEALED THEN
          IT BECOMES CONFIDENTIAL

     D.   SERVO ELECTRONIC UNIT (SEU)                  --U

     E.   LOW VOLTAGE POWER SUPPLY (LVPS)              --U

     F.   GENERATOR, REFERENCE SIGNAL (RSG)            --U

     G.   WAVEGUIDE ASSEMBLY                      --U

     H.   MOUNT FIXTURES, CABLE ADAPTERS AND PRESSURE
          BOTTLE ASSEMBLY                              --U

     I.   END ITEM                                --U
          EXCEPT WHEN FREQUENCY BANDWIDTH IS REVEALED
          THEN IT BECOMES CONFIDENTIAL

     J.   EXTERNAL VIEW, EXCEPT WHERE NUMERICAL FREQUENCY
          BANDWIDTH IS REVEALED                        --U

09.  COMPUTER RESOURCES:

          A.   IF SOFTWARE REVEALS CLASSIFIED PARAMETERS THEN
               IT   IS   CLASSIFIED  AS  CONFIDENTIAL,  OTHERWISE
               UNCLASSIFIED

          B.   CLASSIFY MEDIA ACCORDING TO CONTENT

10.  OTHER:

     A.   DEGREE OF PROTECTION IN TRANSIT, SEE (08. HARDWARE)
          BREAKDOWN

11.  SECONDARY DISTRIBUTION:

          U.S. GOVERNMENT AND ITS CONTRACTORS


                           PAGE 3 OF 3
                                                        23 MAR 90
                                                        OPNAVINST
                                                         C5513.2B

OR-262/ALQ-99 RECEIVER PROCESSOR GROUP

01.  IDENTIFYING DATA
     ID:  02B-
     CL:  U
     SU:  OR-262/ALQ-99  RECEIVER PROCESSOR GROUP (RPG)
     OC:  NA VAIR (AIR-7121/AIR-54623B/PMA-234)
     CA:  COMNAVAIR
     OD:  84/06/29
     CD:
     RD:

02.  THREAT/BACKGROUND

      A. THE AN/ALQ-99 RPG is a computer controlled radar receiver.
          It contains a total of 22 separate WRA's to counter communications and radar threats and interface with the on-board jammers in the EA-6B ADVCAP aircraft.

03.  MISSION

      A. THE AN/ALQ-99 RPG mission is to detect, analyze, identify and locate communications/radar emissions and to prioritize against known detected threats. This information is then sent to the on-board jammers to provide effective jamming of selected threat signals.

04.  FINANCIAL

     A.   Prior to budget submission:   FOUO
     B.   Subsequent to budget submission:   U

05.  MILESTONES

     A.      Initial   operational   capability   (IOC)    dates:
     C(Declassify     after IOC)

06.  DESIGN, PERFORMANCE AND FUNCTIONAL CHARACTERISTICS

     A.   ACCURACY:
          (1)  Circuitry:     C-OADR
          (2)  Frequency set-on:   S-OADR
          (3)  Scan rate/synchronization:  S-OADR
          (4)  Passive location:   S-OADR

     B.   ALTITUDE: N/A

     C.   COUNTERMEASURE CAPABILITY:  S-OADR

     D.   DESIGN INFORMATION
          (1)  Media:    Classify according to content.

                                                 Enclosure (4) to
                                           NASC ltr Air 71212E/1a
          (2)  Operational characteristics:  S-OADR
          (3)  Functional capabilities
               a.   Detection of emitter types:   S-OADR
               b.   Identification:     SNF-OADR
               c.   Jammer blanking duty cycle:   C-OADR
                d.    Ability to measure and process signals:  S-
OADR
               e.   Scan rate/Synchronization:    C-OADR
                f.    Cooperative operation with ALQ-149:      S-
OADR
                g.    Cooperative operation with  other  systems:
C-OADR

     E.   OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE:  U

     F.   RANGE:
          (1)  Predicted Detection:     S-OADR
          (2)  Operational Detection:   S-OADR

     G.   RELIABILITY:
          (1)  Specified MTBF/MTTR:     U
          (2)  Demonstrated MTBF/MTTR:  C-OADR

     H.   RESOLUTION:
          (1)  Frequency Characteristics:    S-OADR
          (2)  Sensitivity:   S-OADR
          (3)  Emitter Parameters measurements:   S-OADR
          (4)  Close Signal Separation: S-OADR

     J.   SIGNATURE CHARACTERISTICS:
          (1)  Frequency Range:    S-OADR
          (2)  Bandwidth:     C-OADR
          (3)  Power Output:  S-OADR
          (4)  Receiver Sensitivity:    S-OADR
          (5)  Modulation and Coding:   S-OADR
          (6)  Data Collected:     S-OADR
          (7)  VSWR:     U
          (8)  Impedance Characteristics:    U

     K.   SYSTEM CAPACITY
          (1)  Target capability:  S-OADR
          (2)  Data Storage capability: C-OADR
          (3)  Information Rate:   C-OADR
           (4)   Emitter/Beam processing size capability:      S-
OADR
          (5)  Mission/Active files size capability:   C-OADR
           (6)   Emitter/Beam processing rate capability:      C-
OADR

     L.   VULNERABILITY: S-OADR

     M.   TECHNICAL ADVANCES IN THE STATE-OF-ART: S-OADR

07.  OPERATION AND TACTICAL

     A.   Test and Evaluation plans:    S-OADR

     B.   Test and Evaluation results:  S-OADR

     C.   Operational design characteristics:     S-OADR

08.  HARDWARE

     A.   Classification of End Item:
          (1)  Individual WRA's:   U
          (2)  Complete System:    C-OADR

     B.   External View:
          (1)  WRA's less Antenna Ground Planes:  U
          (2)  Antenna Ground Planes    C-OADR

     C.   Military Applications:
           (1)   If  information  reveals specific  capabilities:
S-OADR

     D.   Number Contracted:  U

     E.   Production and Program Schedules:  U

     F.   Rate of Delivery:        U

     G.   Numbers Delivered:  U

     H.   Degree of Protection in Transit: According to
Classification

     J.   Unit Cost:     U

09.  COMPUTER RESOURCES

      A.    Programming  containing routine processor  functions:
U

     B.   Programming dealing with Threat, ID Files, Threat
          Recognition and Prioritization routines:     S-OADR

       C.    Programming  dealing  with  functions  that  contain
Technical Characteristics:    S-OADR

10.  OTHER

      A.    DATA  AND  SOTWARE    Data and software developed  or
produced will be classified according to content and level of coding - OADR.

      B. STORAGE MEDIUM Storage media (i.e., card decks, tapes: disc, solid state or core memories, etc.) and host computers will be classified in accordance with the highest classification of the information contained and the level of coding in which the storage device/computer is programmed - OADR.

      C. MEDIA GUIDELINES Technical papers, classified or unclassified, to be presented at classified symposium and unclassified papers for public release must be reviewed through the appropriate chain of command. Within the Department of the Navy, classification and specific requirements are specified in OPNAVINST 5513.2B. If conflicts or serious questions arise contact the cognizant NAVAIR program office (PMA-2342) for clarification and/or resolution. The establishment of levels of security classification for tactical deployment within a theater is the responsibility of the theater commander and may be changed periodically to meet changing tactical conditions.

D.     SHIPPING  PROVISIONS  AN/ALQ-99  RPG  hardware  which   is
classified
     Confidential may be shipped within the CONTINENTAL U.S., Hawaii, and Alaska as unclassified by any mode of authorized transportation when packaged as described herein. Furthermore, this material, which is so packaged, may be stored in open storage on a U.S. Government reservation within the CONTINENTAL U.S., Hawaii., and Alaska. The packaging which qualifies for such shipping and storage is in a container sealed with strap type numbered seals, or when in metal or wooden containers, or pallet adaptors banded, on a pallet or skid. The palletized unit load must be steel banded, horizontally and vertically, with a vertical band passing beneath the pallet or skid bed to secure the containers/items in place. The gross weight of such unit load must exceed 200 pounds and will provide such security as to prevent any single item or container from being removed without cutting the band or breaking the seal. The shipping instructions set forth herein do not relieve the Contractor of the responsibility for compliance with other provisions of para 17, ISM, DOD 5220.22-M.

E.      INQUIRIES   All   inquiries   concerning   the   security
classification assignments outlined herein shall be forwarded to NAVAIRSYSCOM (AIR-7121/AIR-54623B).

F.    DISTRIBUTION  STATEMENT/DESTRUCTION NOTICE  (for  Technical
Documents)

     (1) DISTRIBUTION STATEMENT D. Distribution authorized to DOD and DOD contractors only; critical technology of 5 May
     1987. Other requests for this document will be referred to NAVAIRSYSCOM (AIR-7121).

     2. DESTRUCTION NOTICE All technical documents marked with Distribution Statement D will also be marked "DESTRUCTION NOTICE".
     For  classified  documents, follow  the  procedures  in  DOD
     5220.2M; Industrial Security Manual, Section II-19 or DOD 5200.1R, Information Security Program Regulation, Chapter IX (Chapter 17 of OPNAVINST 5510.1) for unclassified, limited documents, destroy by any method that will prevent disclosure of contents or reconstruction of the documents.

     3. DECLASSIFICATION AND DESTRUCTION OF HARDWARE If the system is not declassified by the end of the life cycle, removal and complete destruction of classified components will be a requirement. In the case of memory modules incorporating EEPROMS, a write-over function or program may be used.


                                                      31 AUG 1992

Unclassified

01.  Identifying Data

     ID:  08B-

     CL:  U

     SU:  AN/ALQ-99

     SU:  Tactical Jamming System (EA-6B Aircraft)

     OC:  NAVAIRSYSCOM (AIR-07T/AIR-546)

     CA:  COMNAVAIRSYSCOM

     OD:

     CD:

     RD:

02.  Threat/Background:  EA-6B Threat Assessment manual

03.   Mission:   To degrade the enemy's effective  use  of  their
defensive and offensive radar.

04.  Financial:     Prior to budget submission-FOUO
               Subsequent to budget submission-U

05.  Milestones:    U

06.  Performance Data and Technical Characteristics:

     A.    Receiver,  Signal Processor, Control, Indicator  Group
     (On Board Sys)

     1.   Sensitivity                        C-OADR

     2.   DOA Accuracy                       C-OADR

     3.   Frequency Coverage                 C-OADR

     4.   Pulse Width Accuracy                    C-OADR

     5.   Antenna Radiation Patterns              C-OADR

     6.   Maximum Threat Density                  C-OADR

     7.   Surveillance Data Collected             S-OADR

     8.    Counter Countermeasure Vulnerability   S-OADR

                                             Encl (2) to NASC ltr
B.   Transmitter

     1.   Frequency Coverage                      C-OADR

     2.   Power Output (ERP)                      C-OADR

     3.   Antenna Gain or Pattern                      C-OADR

     4.   Amplifier Gain                          C-OADR

C.   Exciter

     1.   Frequency Coverage                      C-OADR

     2.   Power Input/Output                      U

     3.   Modulations

          a.   Titles                             U

          b.   Parameters (Names, eg. Frequency)       U

          c.   Parameter Limits, Accuracy, Resolution  S-OADR

     4.   Spurious and Harmonic Frequencies            C-OADR

     5.   Hardware                                     U

     6.   Software

          a.   Code                                    U

          b.    Descriptions-classified in accordance
               with topics in this guide.

D.   Pod Ram Air Turbine-Generator                     U

E.   Pod Hardback                                 U

F.   Pod Radome

      1.    Frequency Coverage (if related to band limits)     C-
OADR

07.  Operational and Tactical:

     A.   Test and Evaluation

       (1)  Dates and locations:     U

        (2) Test procedures: specific test parameters shall be classified in accordance with topics in this guide.

       (3) Test results: specific test and evaluation data shall be classified in accordance with topics in this guide.

     B.    Logistics  and  Support:     U (unless information  is
       revealed that is classified in other topics in this guide.

     C.    Tactics developed for Normal Operational-Use:   S-OADR
     (Tactics  for  special operations may  be  classified  at  a
     higher   level   and  will  be  published  individually   as
     required).

     D.   Projected Operating Environment Requirement and Parameters:
        S-OADR

     E.   Deployment Plans to Specific Platforms:  C-OADR

8.   Hardware:

     A.   Receiver, Signal Processing, Control, Indicator Group
        On Board System ICAP-2(or-227)


WRA                 NOMENCALTURE        END ITEM  EXT VIEW

Band 1 Receiver          R-1999/ALQ-99D      U         U

Band 2 Receiver          R-2000/ALQ-99D      U         U

Band 4 Receiver          R-2001/ALQ-99D      U         U

Band 6 Receiver          R-2003/ALQ-99D      U         U

Band 7 Receiver          R-2173/ALQ-99F      U         U

Band 8/9 "A" Receiver    R-1845/ALQ-99A      U         U

Band 8/9 "B" Receiver    R-2004/ALQ-99D      U         U

Computer Interface UnitCV-3650/ALQ-99F       U         U

Encoder             CM-484/ALQ-99F           U         U

Band 8/9 Sec Front End   AM-6839/ALQ-99      U         U

Video Display       IP-933/ALQ-99            U         U

Master Control      C-10803/ALQ-99F          U         U

Receiver Control    C-11234/ALQ-99F          U         U

Pod Power Control   C-10804/ALQ-99F          U         U

Receiver Monitor Control ID-2075/ALQ-99      U         U

Junction Box A      MX-10152/ALQ-99F         U         U

Nose Power Supply   P-7616/ALQ-99F           U         U

Aft Power Supply    PP-6160C/ALQ-99          U         U

Filter              F-1549/ALQ-99F           U         U

Band 7 Attenuator   CN-1577/ALQ-99F          U         U

RF Combiner         CV-2639A/ALQ-99          U         U

RF Divider          CV-2640A/ALQ-99          U         U

Band 8 2-Way Div/Comb    CV-3071/ALQ-        U         U

Band 8 3-Way Div/Comb    CV-3073/ALQ-99      U         U

Band 9 2-Way Div/Comb    CV-3072/ALQ-99      U         U

Band 9 3-Way Div/Comb    CV-3074/ALQ-99      U         U

Band 8/9 3-Way Comb CV-3069/ALQ-99           U         U

Band 1 Antenna      AS-2454/ALQ-99           U         U

Band 2 Antenna      AS-2455/ALQ-99           U         U

Band 4 Antenna      AS-2456/ALQ-99           U         U

Band 5/6 Antenna         AS-2910/ALQ-99      U         U

Band 7 Antenna      AS-3431/ALQ-99F          U         U

Band 8 Antenna      AS-2911/ALQ-99           U         U

Band 9 Antenna AS-3109/ALQ-99                U         U

Aft Equip Bay StructureMT-6126/ALQ-99F       U         U

Nose Power Supply Tray   MT-4380/ALQ-99      U         U

Aft Power Supply Tray    MT-4379/ALQ-99      U         U


Computer Interface Unit/CV-3994/ALQ-99J      U         U
Encoder


B.   Jamming Pod Group
     WRA            NOMENCLATURE   END ITEM  EXT VIEW

COMMON COMPONENTS:
Hardback       CY-6754B/ALQ-99          U         U
Low Band Radome/Ant AS-2453/ALQ-99      U         U
High Band Radome/CW-1089A/ALQ-99        U         U
Ram Air Turbine/Gen PU-785/ALQ-99       U         U
Gen Control Unit    CN-1568/ALQ-99      U         U
Current Transformer                     U         U


BAND DEPENDENT COMPONENTS:

Band 1 Transmitter  T-1440/ALQ-99       U         U

Band 1 Transmitter/ T-1502/ALQ-99       U         U
Antenna

Band 2 Transmitter  T-1441/ALQ-99       U         U

Band 4 Transmitter/ T-1099/ALQ-99       C*        C*
Antenna

Band 5/6 Transmitter/T-1250/ALQ-99      C*        C*
Antenna

Band 7 Transmitter/ T-1100/ALQ-99       C*        C*
Antenna

Band 7E Transmitter/T-1100B/ALQ-99      C*        C*
Antenna

Band 8 Transmitter/ T-1251/ALQ-99       C*        C*
Antenna

Band 9 Transmitter/ T-1252/ALQ-99       C*        C*
Antenna

Band 2/3 Transmitter/OT-174/ALQ-99      U         U
Antenna

Band 9/10 Transmitter/T-xxxx/ALQ-99     U         U
Antenna

Universal Exciter   CV-3649/ALQ-99      U         U

*C-OADR (only if transmitter and antenna are configured in combination; otherwise unclassified)

9.   Other:

     A.   Contract delivery schedule and production rate:  U
B. Public release of information shall be requested from NAVAIRSYSCOM (AIR-07D2).
     C. Disposal: Disposal instructions for any AN/ALQ-99 WRA's or SRA's shall be requested from NAVAIRSYSCOM (PMA-234).



                     DEPARTMENT OF THE NAVY
                    NAVAL AIR SYSTEMS COMMAND
             NAVAL AIR SYSTEMS COMMAND HEADQUARTERS
                      WASHINGTON, DC 20361

                                                             5513
                                               Ser AIR-07T3B/0343
                                                        28 Aug 92

From:     Commander, Naval Air Systems Command

Subj:     FORWARDING OF SECURITY CLASSIFICATION GUIDES

Encl:       (1)    OPNAVINST  C5513.2B-(  ),  AN/ALR-67   (V)   2
Countermeasures
          Receiving Set
     (2) OPNAVINST C5513.2B-( ), Improved Extended Echo Ranging System - Air Deployable Active Receiver AN/SSQ-101 (XN-
     1)
          & Avionics
     (3)  OPNAVINST C5513.2B- ( ), Cooperative Program Disclosure
          and Security Classification Manual for the AV-8B
           Harrier II Plus Weapon System
     (4) OPNAVINST C5513.2B- ( ), Signature Managed Air Traffic Control, Approach and Landing Systems (SMATCALS)
     (5)  OPNAVINST C5513.2B- ( ),  Evolved Seasparrow Missile
          Program
     (6)   OPNAVINST C5513.2B- ( ), S-3A:  Viking and S-3B Wpn System
         Improvement
     (7)   OPNAVINST C5513.2B- ( ), P-3B/C (Orion) Maritime Patrol
          Aircraft
     (8)  OPNAVINST C5513.2B- ( ), Rockeye II, MK 20 MODS
     (9)   OPNAVINST C5513.2B- ( ), CBU-78/B,  CBU-78/A/B,   CBU-
     78/B/B
          Gator Weapon System
     (10) OPNAVINST S5513.8B- ( ), Navy Integrated Electronic
          Warfare System (INEWS) Program
     (11) OPNAVINST C5513.2B- ( ), Advanced Rocket System

1.     Enclosures  (1)  through  (11)  are  forwarded  for   your
  information/use.   The enclosed security classification  guides
  have been approved by an Original Classification Authority and are approved for immediate use.

2.    Should there be any questions, contact Neala Enfinger, AIR-
  07T3B, on (703) 692-8529 or DSN 222-8529.

/S/
S.B. MACKNIGHT
By direction

Distribution:
FKR

Copy to :
ASO Philadelphia

                                                        26 Aug 92
01:  IDENTIFYING DATA
     ID:  02B( )
     CL:  U
     SU:  AN/ALR-67(V)2 Countermeasures Receiving Set
     OC:  NAVAIR (AIR-546Y5/AIR-7121)
     CA:  COMNAVAIRSYSCOM
     OD:
     CD:
     RD:

2.   THREAT/BACKGROUND

     A.    This guidance is applicable in the absence of specific
       electronic   countermeasures  (ECM)/defensive   electronic
       countermeasures (DECM) program guidance.

     B. Information previously authorized for publication at a lower classification is not upgraded.

     C. The AN/ALR-67 (V) 2 is a radar threat warning system. It has three different types of receivers; a broadband crystal video receiver, a super-heterodyne receiver, and an integrated low-band receiver. It also has an antenna array and an azimuth indicator, which are controlled by a new CP-1293C threat processor. The AN/ALR-67 (V)2 is used in the F/A-18, A-6, F-14 and AV-8B aircraft.

03.  MISSION

     A. The mission is to provide radar threat warnings. Threats may be updated via software changes to the programmable memories.

04.  FINANCIAL

     A.   Prior to budget submission:  FOUO
B.   Subsequent to budget submission:  U

5.   MILESTONES

     A.   Initial operational capability (IOC) dates:  U


-----------------------------------------
DISTRIBUTION STATEMENT D: Distribution authorized to DOD and DOD contractors only. Administrative/Operational Use, 30 JAN 90.
All other requests for this document shall be referred to COMNAVAIRSYSCOM (AIR-546).

ENCLOSURE (1) TO NASC LTR 5513
Ser AIR-07T3B/0343 OF 28 Aug 92       -1-
6.   DESIGN, PERFORMANCE AND FUNCTIONAL CHARACTERISTICS


     A.   AN/ALR-67 (V) 2

     (1)  ACCURACY:   C-DECL-OADR

     (2)  ALTITUDE:   N/A

     (3)  COUNTERMEASURE CAPABILITY: 5-DECL-OADR

     (4)  DESIGN INFORMATION:
        A.   Classify media according to content

     (5)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE:  N/A

     (6)  RANGE:
          a.   Maximum effective:    S-DECL-OADR
b.   Minimum effective:  S-DECL-OADR

     (7)  RELIABILITY:  U

     (8)  RESOLUTION: S-DECL-OADR

     (9)  SIGNATURE CHARACTERISTICS:
          A.   Threat Signal Characteristics:  S-DECL-OADR
B.   Spectrum signature Data: S-DECL-OADR
C.   Operating Frequency:     C-DECL-OADR
D.   Frequency range:    C-DECL-OADR
E.   Sensitivity:   C-DECL-OADR

     (10)      SYSTEM CAPACITY
          A.   Maximum number of signals processed: S-DECL-OADR
B.   False alarm rate and ambiguities:  S-DECL-OADR

     (11)      VULNERABILITY:   S-DECL-OADR

     (12)      TECNICAL ADVANCES IN THE STATE-OF-THE-ART:N/A

                               -2-
07.  OPERATIONAL AND TACTICAL
     Not applicable

8.   HARDWARE

A.   AN/ALR-67 (V)2

     (1)   Classification of End Item:    C-DECL-OADR
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  U
(9)   Unit Cost:    U
     (10) Embedded Software:  C-DECL-OADR

B.   CP-1293/ALR-67(V)2 Computer

     (1)   Classification of End Item:    C-DECL-OADR
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection in Transit:  U
(9)   Unit Cost:    U
(10)      Embedded Software:  C-DECL-OADR

C.    AS-3189/ALR-67V(2)Antenna, Azimuth  Indicator  IP-1276/ALR-
  67(V)2,Control Indicator C-10250/ALR-67(V)2, AS-3190/ALR-67(V)2
  Antenna

     (1)   Classification of End Item:    U
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  U
(9)   Unit Cost:    U

D.     R-2148/ALR-67(V)   Quadrant  Receiver,   R-2055/ALR-67(V)2
  Special
   Receivers
     (1) Classification of End Item:    C-DECL-OADR
     (2) External View:  U
     (3) Military Application:     U
     (4) Number Contracted:   U
     (5)  Production and Program Schedule:U
     (6)  Rate of Delivery:U


                               -3-
     (7)  Numbers Delivered:    U
     (8)  Degree of Protection In Transit:U
(9)  Unit Cost:     U

                               -4-
9.   OTHER

     A.    DATA  AND SOFTWARE.    Data and software developed  or
       produced will be classified according to content and level of coding.

     B. STORAGE MEDIUM. Storage media (i.e., card decks, tapes: disc, solid state, or core memories, etc.) and host computers will be classified in accordance with the highest classification of the information contained in them.

     C. MEDIA GUIDLINES. Technical papers, classified or unclassified, to be presented at classified symposium and unclassified papers for public release must be reviewed through the appropriate chain of command. Within the Department of the Navy, classification and specific requirements are specified in OPNAVINST 5513.2B. If conflicts or serious questions arise contact the cognizant NAVAIR program (PMA-272) for clarification and/or resolution. The establishment of levels of security classification for tactical deployment within a theatre is the responsibility of the theatre commander and may be changed periodically to meet changing tactical conditions.


     D. SHIPPING PROVISIONS. AN/ALR-67 hardware which is classified Confidential can be shipped as unclassified by any mode of transportation when packaged as described herein. Furthermore, this material, which is so packaged, may be stored in open storage on U.S. Government reservation within the CONTINENTAL U.S., Hawaii and Alaska. The packaging which qualifies for such shipping and storage is in a container sealed with strap type numbered seals, or when in metal or wooden containers or pallet adaptors banded, on a pallet or skid. The palletized unit load must be steel banded, horizontally and vertically, with a vertical band passing beneath the pallet or skid bed to secure the containers/items in place. The gross weight of such unit load must exceed 200 pounds and will provide such security as to prevent any single item or container from being removed without cutting the band or breaking the seal. The shipping instructions set forth herein do not relieve the contractor of the responsibility for compliance with other provisions of para 17, ISM, DOD 5220.22-M (TOTAL).

     E.     Inquiries   concerning  the  security  classification
     assignments   outlined   herein  shall   be   forwarded   to
     NAVAIRSYSCOM (AIR-7121/AIR-546Y5).

                                5
 F.   DISTRIBUTION STATEMENT D.  Distribution authorized to DOD
                             and DOD
     contractors only. Reason for assigning distribution statement D: To protect information and technical data which advance current technology or describes new technology in an area of significant military application, 5 May 1987.

G. DESTRUCTION NOTICE. All technical documents marked with Distribution Statement D will also be marked "DESTRUCTION
NOTICE"-
      For  classified  documents, follow the  procedures  in  DOD
5220.2M:
     Industrial Security Manual, Section II-19 or DOD 5200.1R, Information Security Program Regulation, Chapter IX (Chapter 17 of OPNAVINST 5510.1). For unclassified, limited documents, destroy by any method that will prevent disclosure of contents or reconstruction of the documents".

H. DECLASSIFICATION AND DESTRUCTION OF HARDWARE. If the system is not declassified by the end of the life cycle, removal and complete destruction of classified components will be a requirement.

                                6
                SECURITY CLASSIFICATION GUIDE FOR
        AN/ALR-67(V) 3 & 4 COUNTERMEASURES RECEIVING SET

01:  IDENTIFYING DATA
     ID:  02B( )
     CL:  U
     SU:  AN/ALR-67(V)3&4 COUNTERMEASURES RECEIVING SET
     OC:  NAVAIR (AIR-546Y5/AIR-07T)
     CA:  COMNAVAIRSYSCOM
     OD:
     CD:
     RD:


02.  THREAT/BACKGROUND

     A.   The AN/ALR-67(V)3&4 Countermeasures Receiving Set is  a
radar
          threat warning system. The AN/ALR-67(V)3&4 Countermeasures Receiving Set will utilize channelized receivers. It also has an antenna array, a control indicator and an azimuth indicator, which are controlled by a HAC 32 bit Instruction Set Architecture threat processor. The AN/ALR-67(V)3 Countermeasures Receiving Set is designated for use in the F/A-18 aircraft. The AN/ALR-67(V)4 Countermeasures Receiving Set is designated for use in the AV-8B, A-6E, and F-14 aircraft.

03.  MISSION

     A.    The  mission  is  to  provide radar  threat  warnings.
Threats
          may be updated via software changes to the programmable memory.

04.  FINANCIAL

     A.   Prior to budget submission:   FOUO
     B.   Subsequent to budget submission:   FOUO

05.  MILESTONES

     A.   Initial operational capability (IOC) dates:
          C    (Unclassified upon IOC)

06.  DESIGN, PERFORMANCE AND FUNCTIONAL CHARACTERISTICS

     A.   AN/ALR-67(V)3&4

     (1)  DF ACCURACY:Uninstalled:   C-DECL-OADR
                    Installed:          S-DECL-OADR
     (2)  ALTITUDE: U
     (3)  RESPONSE TIME CAPABILITY:     S-DECL-OADR
     (4)   DESIGN INFORMATION
          A.   Classify media according to content.
     (5)  OPERATIONAL READINESS(ALERT)TIME/TIME CYCLE:  N/A

Rec'd 7-5-95
     (6)  DETECTION RANGE:
          a.   Maximum effective:    S-DECL-OADR
b.   Minimum effective:  S-DECL-OADR

     (7)  RELIABILITY:U

     (8)  RESOLUTION: TBD

     (9)  SIGNATURE CHARACTERISTICS:

          a.   Threat Signal Characteristics:  S-DECL-OADR
b.   Signature Density:  S-DECL-OADR
          c.   Frequency Range: U
          c. Sensitivity:     S-DECL-OADR

     (10)      SYSTEM CAPACITY

          a.   Maximum number of signals processed: S-DECL-OADR
b.   False alarm rate and ambiguities:  S-DECL-OADR

     (11)      VULNERABILITY:   S-DECL-OADR

     (12)      TECHNICAL ADVANCES IN THE STATE-OF-THE ART:
          32-Bit   computer  with  Very  High  Speed   Integrated
          Circuits  (VHSIC), Surface Mount Technology  (SMT)  and
          Channelized   Receivers   with   Microwave   Monolithic
          Integrated Circuits (MMIC) and SMT.

     (13)      SYSTEM SOFTWARE (SOURCE CODE):

          a.   User Data File (UDF):      S-NOFORN-DECL-OADR
b.   Tactical Software:            S-NOFORN-DECL-OADR

07.  OPERATIONAL AND TACTICAL
     Not applicable

08.  HARDWARE
A.   AN/ALR-67(V)3&4 Countermeasures Receiving Set

     (1)  Classification of End Item:
          a.   W/O Embedded Software:U
b.   W/Embedded Software:          C-NOFORN-DECL
                                   OADR
     (2)   External View:  U
     (3)   Military Application:U
(4)   Number Contracted:      U
(5)   Production and Program Schedule:  FOUO
(6)   Rate of Delivery:  FOUO
(7)   Numbers Delivered: FOUO
(8)   Degree of Protection In Transit:  --According
                                        to Classification
     (9)   Unit Cost: U
     (10)      Embedded Software:    C-NOFORN-DECL-OADR

B.   CP-2101/ALR-67(V) Computer, Digital

     (1)   Classification of End Item:
           a:  W/O Embedded S/W:   U
           b:  W Embedded S/W:     C-DECL-OADR
     (2)   External View:  U
     (3)   Military Application:U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  C
(9)   Unit Cost:    U
(10)      Embedded Software:       C-NOFORN-DECL-OADR

C.   R-2507/ALR-67(V) Countermeasures Receiver

     (1)   Classification of End Item:    U
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  U
(9)   Unit Cost:    U

D.   R-2508/ALR-67(V) Countermeasures Receiver

     (1)   Classification of End Item:    U
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection in Transit:  U
(9)   Unit Cost:    U

E.     AS-4284/ALR-67(V),  AS-4306/ALR-76E(V),  AS-4283/ALR-67(V)
  Antenna
   Detector, CD-62/ALR-67(V) Control, Distribution

     (1)   Classification of End Item:    U
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  U
(9)   Unit Cost:    U

F.    Azimuth Indicator IP-1276/ALR-67(V)and Control Indicator C-
  1025A/ALR-67(V), and Integrated Antenna AS-3190A/ALR-67(V)

     (1)  Classification of End Item:   U
     (2)   External View:  U
     (3)   Military Application:U
(4)   Number Contracted: U
(5)   Production and Program Schedule:  U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
(8)   Degree of Protection In Transit:  U
(9)   Unit Cost:    U

09.  OTHER

A. DATA AND SOFTWARE. Data and software developed or produced will be classified according to content and level of coding.

B.    STORAGE  MEDIUM.  Storage media (i.e., card  decks,  tapes:
  disc,
    solid state, or core memories, etc.) and host computers will be classified in accordance with the highest classification of the information contained in them.

C.     MEDIA   GUIDLINES.   Technical   papers,   classified   or
  unclassified, to
    be  presented at classified symposium and unclassified papers for
    public  release  must  be through the  appropriate  chain  of command.
   Within the Department of the Navy, classification and specific requirements are specified in OPNAVINST 5513.2B. If conflicts
or
    serious questions arise contact the cognizant NAVAIR  program office
     (PMA-272)   for   clarification  and/or   resolution.    The
establishment of
    levels of security classification for tactical deployment within a theater is the responsibility of the theater commander and may be changed periodically to meet changing tactical conditions.

D.     SHIPPING  PROVISIONS.   AN/ALR-67(V)3&4  Digital  Computer
  which
    will  be  classified as Confidential only with  the  embedded software
    loaded  can  be  shipped  as  unclassified  by  any  mode  of authorized
      transportation   when   packaged   as   described   herein.
Furthermore, this
    material, which is packaged, may be stored in open storage on U.S.
   Government reservation within the CONTINENTAL U.S., Hawaii and Alaska. The packaging which qualifies for such shipping and storage is in a container sealed with strap type numbered seals, or when in metal or wooden containers or pallet adaptors banded, horizontally and vertically, with a vertical band passing beneath the pallet or skid bed to secure the containers/items in place. The gross weight of such unit load must exceed 200 pounds and will provide such security as to prevent any single item or container from being removed without cutting the band or breaking the seal.
   The shipping instructions set forth herein do not relieve the contractor of the responsibility for compliance with other provisions of para 17, ISM, DOD 5220.22-M (TOTAL).

E.   Inquiries concerning the security classification assignments outline herein shall be forward to NAVAIRSYSCOM (AIR-7121/AIR-
546Y5).
                                                      30  JAN  90

01.  IDENTIFICATION DATA
     ID:  02B (  )
     CL:  U
     SU:  AN/ALR-67 Countermeasures Receiving Set
     OC:  NAVAIR (AIR-54622I/AIR-7121)
     CA:  COMNAVAIRSYSCOM
     OD:
     CD:
     RD:

02.  THREAT/BACKGROUND

     A. This guidance is applicable in the absence of specific electronic countermeasures (ECM)/defensive electronic countermeasures (DECM) program guidance.

     B. Information previously authorized for publication at a lower classification is not upgraded.

     C. The AN/ALR-67 is a radar threat warning system. It has three different types of receivers: a broadband crystal
          video receiver, a super-heterodyne receiver, and an integrated low-band receiver. It also has an antenna array and an azimuth indicator, which are controlled by a dual ATAC-16M CP-1293 threat processor. The AN/ALR-67 is used in the F/A-18, A-6, F-14 and AV-8B aircraft.

03.  MISSION

     A. The mission is to provide radar threat warnings. Threats may be updated via software changes to the programmable memories.

04.  FINANCIAL

     A.   Prior to budget submissions:    FOUO
B.   Subsequent to budget submission:  U

05.  MILESTONES

     A.   Initial operational capability (IOC) dates:    U

-------------------------------
DISTRIBUTION STAEMENT D: Distribution authorized to DOD and DOD contractors only. Administrative/Operational Use, 30 Jan 90.
All other requests for this document shall be referred to COMNAVAIRSYSCOM (AIR-546).

                               -1-
                                        Enclosure (2) to NASC ltr
                                 Ser:AIR-71212E/0939 of 18 May'90
6.   DESIGN, PERFORMANCE AND FUNCTIONAL CHARACTERISTICS

     A.   AN/ALR-67

          (1)  ACCURACY:   C-DECL-OADR

          (2)  ALTITUDE:   N/A

          (3)  COUNTERMEASURE CAPABILITY: S-DECL-OADR

          (4)  DESIGN INFORMATION:
               a.   Classify media according to content.

          (5)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE: N/A

          (6)  RANGE:
               a.   Maximum effective:    S-DECL-OADR
b.   Minimum effective:  S-DECL-OADR

          (7)  RELIABILITY:U

          (8)  RESOLUTION: S-DECL-OADR

          (9)  SIGNATURE CHARACTERISTICS:
               a.   Threat Signal Characteristics:  S-DECL-OADR
b.   Spectrum signature Data: S-DECL-OADR
c.   Operating Frequency:     C-DECL-OADR
d.   Frequency range:    C-DECL-OADR
e.   Sensitivity:   C-DECL-OADR

          (10)      SYSTEM CAPACITY
               a.   Maximum number of signals processed: S-DECL-OADR
b.   False alarm rate and ambiguities:  S-DECL-OADR

          (11)      VULNERABILITY:   S-DECL-OADR

          (12)      TECHNICAL ADVANCES IN THE STATE-OF-THE-ART:    N/A


                               -2-
07.  OPERATIONAL AND TACTICAL
     Not applicable

08.  HARDWARE

A.   AN/ALR-67

     (1)   Classification of End Item:    C-DECL-OADR
(2)   External View:     U
(3)   Military Application:   U
(4)   Number Contracted: U
(5)   Production and Program schedules: U
(6)   Rate of Delivery:  U
(7)   Numbers Delivery:  U
     (8)     Degree  of  Protection  in  Transit:   According  to
       Classification
     (9)  Unit cost:     U
     (10) Embedded Software:  C-DECL-OADR

B.   CP-1293/ALR-67 Computer

     (1)   Classification of end item:    C-DECL-OADR
(2)   External view:     U
(3)   Military application:   U
(4)   Numbers contracted:     U
(5)   Production and program schedules: U
(6)   Rate of delivery:  U
(7)   Number delivery:   U
(8)   Degree of protection in transit:  See paragraph 09 D
     (9)  Unit cost:     U
     (10)      Embedded Software:    C-DECL-OADR

C.    AS-3189/ALR-67  Antenna, Azimuth Indicator  IP-1276/ALR-67,
  Control  Indicator  C-10250/ALR-67,  AS-3190/ALR-67  Integrated
  Antenna,
   R-2148/ALR-67, R-2054/ALR-67, and R-2055/ALR-67 Receivers.

     (1)  Classification of end item:U
(2)  External view: U
(3)  Military application:    U
(4)  Numbers contracted: U
(5)  Production and program schedules:  U
(6)  Rate of delivery:   U
(7)  Number delivery:    U
(8)  Degree of protection in transit:   U
(9)  Unit cost:     U


                               -3-
09.  OTHER

     A.   DATA AND SOFTWARE.    Data and software developed or
         produced will be classified according to content and level of coding.

     B. STORAGE MEDIUM. Storage media (i.e., card decks, tapes: disc, solid state, or core memories, etc.) and host computers will be classified in accordance with the highest classification of the information contained in them.

     C. MEDIA GUIDLINES. Technical papers, classified or unclassified, to be presented at classified symposium and unclassified papers for public release must be reviewed through the appropriate chain of command. Within the Department of the Navy, classification and specific requirements are specified in OPNAVINST 5513.2B. If conflicts or serious questions arise contact the cognizant NAVAIR program office (PMA-253) for clarification and/or resolution. The establishment of levels of security classification for tactical deployment within a theatre is the responsibility if the theatre commander and may be changed periodically to meet changing tactical conditions.

     D.    SHIPPING  PROVISIONS.   AN?ALR-67  hardware  which  is
       classified Confidential can be shipped as unclassified by any mode of authorized transportation when packaged as described herein. Furthermore, this material, which is so packaged, may be stored in open storage on a U.S. Government reservation within the CONTINENTAL U.S., Hawaii and Alaska. The packaging which qualifies for such shipping and storage is in a container sealed with strap type numbered seals, or when in metal or wooden containers or pallet adaptors banded, on a pallet or skid. The palletized unit load must be steel banded, horizontally and vertically, with a vertical band passing beneath the pallet or skid bed to secure the containers/items in place. The gross weight of such unit load must exceed 200 pounds and will provide such security as to prevent any single item or container from being removed without cutting the band or breaking the seal. The shipping instructions set forth herein do not relieve the contractor of the responsibility for compliance with other provisions of para 17, ISM, DOD 5220.22-M (TOTAL).

     E. Inquiries concerning the security classification assignments outlined herein shall be forward to NAVAIRSYSCOM (AIR-7121/AIR-54622I).

                               -4-
     F.    DISTRIBUTION STATEMENT D.     Distribution  authorized
to DOD
            and  DOD  contractors  only.   Reason  for  assigning
     distribution
          statement D: To protect information and technical data which advance current technology or describes new technology in an area of significant military application, 5 May 1987.

     G. DESTRUCTION NOTICE. All technical documents marked with Distribution Statement D will also be marked "DESTRUCTION NOTICE" - For classified documents, follow the procedures in DOD 5220.2M: Industrial Security Manual, Section II-19 or DOD 5200.1R, Information Security Program Regulation, Chapter IX (Chapter 17 of OPNAVINST 5510.1). For unclassified, limited documents, destroy by any method that will prevent disclosure of contents or reconstruction of the documents".

     H.    Declassification and Destruction of  Hardware.      If
     the
          system is not declassified by the end of the life cycle, removal and complete destruction of classified components will be a requirement.

                               -5-

                                                OPNAVINST-C5513.2
                                                        29 Sep 89

     01.  IDENTIFYING DATA
          ID:  02B(   )
          CL:  U
          SU:  AN/ALR-67 Advanced Special Receiver
          OC:  NAVAIR (AIR-7121/AIR-54622I)
          CA:  COMNAVAIRSYSCOM
          OD:
          CD:
          RD:

     02.  THREAT/BACKGROUND

          A.    The  AN/ALR-67 is a radar threat warning  system.
          It
               has three different types of receivers: a broadband crystal video receiver, a super-heterodyne receiver, and an integrated low-band receiver. The AN/ALR-67 Advanced Special Receiver is used in the F/A-18, A-6, F-14 and AV-8B aircraft.

               The Advanced Special Receives (ASR) will use channelized receivers. It also has an antenna array and an azimuth indicator, which are controlled by a dual ATAC-16M CP-1293 16-bit threat processor.

     03.  MISSION

          A.   The mission is to provide radar threat warnings.
               Threats  updated  via  software  changes  to   the
               programmable memories.

     04.  FINANCIAL

          A.      Prior to budget submission:  FOUO
B.      Subsequent to budget submission:     U


     05.  MILESTONES

          A.      Initial operational capability (IOC) dates: U


                               -1-
                                       Enclosure (25) to NASC ltr
                                     AIR-71212F/0410 of 22 Feb 90
     06.  DESIGN, PERFORMANCE AND FUNCTIONAL CHARACTERISTICS

          A.   AN/ALR-67 (ASR)

          (1)  ACCURACY:  C-Originating Agency's Determination
                         Required (OADR)

          (2)  COUNTERMEASURE CAPABILITY:    S-OADR

          (3)  DESIGN INFORMATION:
               a.   Classify media according to content.

          (4)   RANGE:
               a.   Maximum effective:    S-OADR
b.   Minimum effective:  S-OADR

          (5)   RELIABILITY:    U

          (6)   RESOLUTION:S-OADR

          (7)   SIGNATURE CHARACTERISTICS:
               a. Threat Signal Characteristics:  S-OADR
               b. Spectrum signature Data:   S-OADR
               c.   Operating Frequency:  C-OADR
               d.   Frequency range: C-OADR
e.   Sensitivity:   C-OADR

          (8)   SYSTEM CAPACITY
               a.   Maximum number of signals processed: S-OADR
b.   False alarm rate and ambiguities:  S-OADR

          (9)   VULNERABILITY:  S-OADR

          (10)      TECHNICAL ADVANCES IN THE STATE-OF-THE-ART:    16-bit
            computer with Very High Speed Integrated Circuits
               (VHSIC),   Surface  Mount  Technolog   (SMT)   and
               channelized  receivers with  Microwave  Monolithic
               Integrated Circuits (MMIC) and SMT.


                               -2-
07.  OPERATIONAL AND TACTICAL
     Not applicable

08.  HARDWARE

A.   AN/ALR-67 (ASR)

     (1)   Classification of End Item:    C-OADR
(2)   External View:     U
(3)   Military Application:   S-OADR
(4)   Number Contracted: U
(5)   Production and Program Schedules: U
(6)   Rate of Delivery:  U
(7)   Numbers Delivered: U
     (8)     Degree   of  Protection  In  Transit--According   to
       Classification
     (9)   Unit Cost: U
(10)      Embedded Software:  C-OADR

B.   AS-3190/ALR-67 Integrated antenna,

     (1)  Classification of end item:U
(2)  External view: U
(3)  Military application:    C-OADR
(4)  Numbers contracted: U
(5)  Production and program schedules:  U
(6)  Rate of delivery:   U
(7)  Number delivery:    U
(8)  Degree of protection in transit:   U
(9)  Unit cost:     U

C.   Azimuth Indicator IP-1276/ALR-67 and Control Indicator
   C-10250/ALR-67

     (1)  Classification of end item:U
(2)  External view: U
(3)  Military application:    U
(4)  Numbers Contracted: U
(5)  Production and program schedules:  U
(6)  Rate of delivery:   U
(7)  Number delivery:    U
(8)  Degree of protection in transit:   U
(9)  Unit cost:     U

D.   AS-3189/ALR-67 Intergrated Antenna Downconverter, R-2055/ALR-
  67 and
   R-2148/ALR-67 Receivers and CP-1293 Computer

     (1)  Classification of end item:U
(2)  External view: U
(3)  Military application:    C-OADR
(4)  Numbers contracted: U
(5)  Production and program schedules:  U
(6)  Rate of delivery:   U
(7)  Number delivery:    U
(8)  Degree of protection in transit:   U
(9)  Unit cost:     U

                               -3-
09.  Computer Resources

     A.   DATA AND SOFTWARE.    Data and software developed or
         produced  will  be classified according to  content  and
level of
        coding.     S-OADR

     B.   STORAGE MEDIUM.  Programmed Proms P/N 32-068043-01.  C-OADR

10.    OTHER

     A. SHIPPING PROVISIONS. AN/ALR-67 (ASR) hardware which is classified Confidential shall be shipped as unclassified by any mode of authorized transportation when packaged as described herein. Furthermore, this material, which is so packaged, may be stored in open storage on a U.S. Government reservation within the CONTINENTAL U.S., Hawaii and Alaska. The packaging which qualifies for such shipping and storage is in a container sealed with strap type numbered seals, or when in metal or wooden containers or pallet adaptors banded, on a pallet or skid. The palletized unit load must be steel banded, horizontally and vertically, with a vertical band passing beneath the pallet or skid bed to secure the containers/items in place. The gross weight of such unit load must exceed 200 pounds and will provide such security as to prevent any single item or container from being removed without cutting the band or breaking the seal. The shipping instructions set forth herein do not relieve the Contractor of the responsibility for compliance with other provisions of paragraph 17, ISM, DOD 5220.22-M (TOTAL).

     B. DISTRIBUTION STATEMENT D. Distribution authorized to DOD and DOD contractors only. Reason for assigning distribution statement D: To protect information and technical data which advance current technology or describe new technology in an area of significant military application, 5 May 1987.

     C. DESTRUCTION NOTICE. All technical documents marked with Distribution Statement D will also be marked "DESTRUCTION NOTICE"-
     -  For  classified documents, follow the procedures  in  DOD
     5220.2M;
     Industrial Security Manual, Section II-19 or DOD 5200.1R, Information Security Program Regulation, Chapter IX (Chapter 17 of OPNAVINST 5510.1). For unclassified, limited documents, destroy by any method that will prevent disclosure of contents or reconstruction of the documents".

     D. DECLASSIFICATION AND DESTRUCTION OF HARDWARE. If the system is not declassified by the end of the life cycle, removal and complete destruction of classified components will be a requirement. In the case of memory modules incorporating EEPROMS, a write-over function or program may be used.


                               -4-
Attachment                                   NASC
                                        7-24-91 J. Smith 6540
AN/ALQ-1268
A.   Accuracy
     1.  Frequency Set-On -- S-DECL-OADR
     2.  Circuitry -- C-DECL-OADR
B.   Altitude -- Usage Limitations -- C-DECL-OADR
C    Counter Countermeasure Capability
     1.  Modulation Techniques - S-DECL-OADR
     2.  Threat Identification Technique Selection -- S-DECL-OADR
D.   Design Information -- Classify media according to content
E.   Operational Readiness(ALERT) Time/Time Cycle
     1.  Warm-up Time -- U
     2.  Self Test Time --U
F.   Range
     1.  Maximum Effective -- S-DECL-OADR
     2.  Minimum Effective -- S-DECL-OADR
G.   Reliability
     1.  MTBF -- U
     2.  Life - U
H.   Resolution
     1.  Dense Environment Performance --S-DECL-OADR
     2.  Frequency Response -- C-DECL-OADR
     3.  Narrow Bandwidth Frequency Response --S-DECL-OADR
I.   Signature Characteristics
     1.  Bandwidth -- C-DECL-OADR
     2.  Letter-Band Frequency Range -- C-DECL-OADR
     3.  Numerical Frequency Range -- S-DECL-OADR
     4.  Specific Numerical Frequencies Within System
Capability -- S-DECL-OADR
     5.  Output Power -- C-DECL-OADR
     6.  Modulation & Coding -- S-DECL-OADR
     7.  Sensitivity -- C-DECL-OADR
J.   System Capacity
     1.  Maximum Number of Signals Processed -- S - DECL-OADR
     2.  Maximum Number of Responses -- S-DECL-OADR
K.   Vulnerability
     1.  To CCM -- S-DECL-OADR
     2.  Threat Parameters -- S-DECL-OADR
L.   Technical Advances in the State-of-the-Art -- S-DECL-OADR
M.   Interfaces
     1.  RWR Interface Capability -- S-DECL-OADR
     2.  Data Link -- S-DECL-OADR
N.   End Item Produced -- See list of assemblies.
     1.  Classification of End Item -- C-DECL-OADR
     2.  External View -- U
     3.  Military Application -- S-DECL-OADR
     4.  Numbers contracted -- U
     5.  Production and Program Schedules -- U
     6.  Rate of Delivery -- U
     7.  Numbers Delivered -- U
     8.    Degree  of  Protection  in  Transit  --  According  to
Classification
     9.  Unit Cost -- U
Attachment

                        Page 1 of 5 pages

Attachment

RT-1079B/ALQ
LIST OF ASSEMBLIES

                    DESCRIPTION                        END ITEM

Upper Deck Assy (3A1)                                       C

Ckt Cd Assy Analog Video L.M.H. Band (A1, A2, A3)           U
Ckt Cd Assy Digital Video (A4)                              U
Ckt Cd Assy Video Interface (A5)                            U
Ckt Cd Assy Control Processor(A6)                           U
Ckt Cd      Assy      Control     Processor      Memory      (A7)
     C (1)
Ckt Cd     Assy     Control     Processor     Memory/UDF     (A8)
     C (1)
Ckt Cd Assy MUX Bus Interface (A9)                          U
Ckt Cd Assy Tagging and Blanking (A10)                      U
Ckt Cd Assy EW Interface (A11)                              U
Ckt Cd     Assy    Control    Logic    Filter    Enable     (A12)
     U
Ckt Cd         Assy        Set-On        Controller         (A13)
     U
Ckt Cd Assy IFM Interface (A14)                             U
Ckt Cd Assy Control/Analysis CPU (A15)                      U
Ckt Cd Assy Analysis IFM Filter (A16)                       C (1)
Ckt Cd Assy Analysis Interface (A17)                        U
Ckt Cd Assy Tracker ALU/RAM (A18, A26)                      U
Ckt Cd Assy Tracker Micro-Control (A19, A25)                C (1)
Ckt Cd    Assy    Tracker    Output    Interface    (A20,    A24)
     U
Ckt Cd     Assy    Tracker    Input    Interface    (A21,    A23)
     U
Ckt Cd Assy Tracker Comparator (A22)                        U
Ckt Cd Assy Control Logic Matrix Enable (A28)
     U
Ckt Cd Assy AM Cache RAM (A29)                              U
Ckt Cd       Assy       AM       Pattern       Memory       (A30)
     U
Ckt Cd Assy AM Pointer RAM (A31)                            U
Ckt Cd Assy Range Tech Processor (A32)                      U
Ckt Cd Assy Range Tech Generator (A33, A34)                 U
Ckt Cd Assy Self Test (A37)                                 U
Ckt Cd    Assy    Control    Logic    Repeater    Enable    (A38)
     U
Ckt Cd Assy Control Logic Memory (A39)                      U
Ckt Cd      Assy      Control      Logic      Priority      (A40)
     U
Ckt Cd Assy Control Logic Mod Trigger (A41)                 U
Ckt Cd Assy Linear Mod Control (A42)                        U

Microwave Assy LB Input (A41)                               C

     Filter Band Pass RF (FLI)                              U
     Switch Limiter RF (S1)                                 U
     Attenuator, Fixed (AT1, AT2)                           U

(1)  With S/W installed Otherwise unclassified

Attachment

                        Page 2 of 5 pages
Attachment
LIST OF ASSEMBLIES cont

     DESCRIPTION                                  END ITEM

Coupler RF (DCI)                                       U
Switch Filter RF (S2)                                  U
Filter Band Reject RF (FL2)                            U
Switch RF (S3)                                    U
Coupler RF (DC2)                                       U
Amplifier Solid State RF (AR1, AR2, AR3)                    U

Microwave Assy MB Input(A42)                           C

Filter Band Pass RF (FL11)                             U
Switch Limiter RF (S11)                                U
Attenuator Fixed (AT11, AT12)                          U
Coupler RF (DC11)                                      U
Diplexer RF (FL12, FL 17)                              U
Filter Band Pass RF (FL13, FL14)                       U
Filter Band Reject RF (FL15)                           U
Switch RF (S13)                                        U
Coupler RF (DC12)                                      U
Amplifier Solid State RF (AR11, AR12, AR13)            U

Microwave Assy HB Input (A43)                          C

Filter Band Pass RF (FL101)                            U
Switch Limiter RF (S101)                          U
Coupler RF (DC101)                                U
Triplexer RF (FL102, FL103)                            U
Switch Filter RF (S111, S112, S121, S131, S132)             U
Filter High Pass RF (FL111)                            U
Filter Band Reject RF (FL112, FL131, FL132)            U
Switch RF (S103)                                       U
Attenuator Fixed RF (AT101)                            U
Coupler RF (DC102)                                U
Amplifier Solid State RF (AR101, AR102, AR103)              U

Microwave Assy Sub Band/Baseband (A44)                 C

Triplexer RF (FL104, FL105)                            U
Termination RF (AT34, AT13, AT102, AT111, AT121, AT131)     U
Coupler RF (DC3, DC13, DC111, DC121, DC131, DC103)          U
Filter Band Pass RF (FL122, FL41)                      U
Mixer RF (Z51, Z52, Z53, Z54, Z55, Z56, Z57, Z58)      U
Switch Matrix RF (S51)                                 U
Oscillator RF (Y51, Y52)                          U
IFM (241)                                         U
Digitally Tuned Oscillator (Y41, Y42)                  U
Isolator RF (AT43, AT44)                          U

Attachment

                        Page 3 of 5 pages
Attachment
LIST OF ASSEMBLIES cont

          DESCRIPTION                             END ITEM

Digitally Controlled Attenuator (AT41, AT42)           U
Output Switch Assy RF (S52)                            U
Attenuator RF (AT112)                                  U
Detector RF (CR111, CR121, CR131)                      U
Detector Assy (A46)                               U
Detector (CRI, 2, 3, 4, 11, 12, 13, 14, 101,102,103, 104)   U

Receiver Power Supply (A40)                            U

Conn and Flexprint Assy (A7)                           U
Transformer Mod Assy (A1)                              U
Inverter Mod Assy (A2)                                 U
Relay (K1)                                             U
Filter EMI (FLI)                                       U
Ckt CD and Densifier Assy (A3)                         U

Ckt Cd Assy Inverter Cont (A1)                         U
Ckt Cd and Densifier Assy (A4)                         U
Ckt Cd Assy Inverter Power (A1)                        U
Ckt Cd and Densifier Assy (A5)                         U
Ckt Cd Assy Power Supply -15V (A1)                          U
Ckt Cd Assy Power Supply +15V (A2)                     U
Ckt Cd and Densifier Assy (A6)                         U
Ckt Cd Assy LVPS Cont Intfo (A1)                       U
Ckt Cd Assy LPVS Cont Proo (A2)                        U
Housing Assy (A8)                                      U

Mainframe Assy Upper Deck (A45)                        U

Card Case Assy (A1)                               U
Mother Board Assy (A2)                                 U
Housing Assy (A2)                                      U

Lower Deck Assy (3A2)                                  C

Ckt Cd Assy HVPS Interface (A2)                        U
Ckt Cd Assy Linear Mod Sense (A3)                      U
Ckt Cd Assy Pilot Cont Interface (A4)                  U
LP Power Amp Assy (A8)                                 U
TWT Low Band (V1)                                      U
Amplifier Driver S.S. (ARI)                            U
Filter Low Pass RF (FL1)                          U
Coupler Pulse Output (DC1)                             U

MB Power Amp Assy (A9)                                 C

TWT Mid Band (V11)                                U
Amplifier Driver S.S. (AR11)                           U

Attachment


Attachment
LIST OF ASSEMBLIES cont
               DESCRIPTION                        END ITEM
Isolator RF (AT11)                                U
Monitor Output (DC11)                                  U
Filter Low Pass RF (FL11)                              U

HB Power Amp Assy (A7)                                 C

TWT High Band (V101)                                   U
Amplifier Driver S.S. (AR101)                          U
Isolator RF (AT101)                               U
Monitor Output RF (DC101)                              U

Loop Assy (A3)                                    C

Filter Band Pass (FL31, FL32)                          U
Switch RF (S31)                                        U
Amplifier S.S. (AR31)                                  U
Attenuator S.S. (AR31)                                 U
Equalizer (EQ31)                                       U
Delay Line (DL31)                                      U
Shifter RF (Z31)

Transmitter Power Supply (A1)                          U

HB Power Pack (A9)                                U
MB Power Pack (A2)                                U
LB Power Pack (A6)                                U
Ckt Cd and Densifier Assy (A3, A5, A8)                 U
Ckt Cd Assy Hv Reg and Cont (A1)                       U
F41 Transformer and Ac Reg Assy (A11)                  U
Ckt Cd Assy AC Reg Mod (A1)                            U
HB Reg Tube (A10)                                      U
Mother Board Assy (A12)                                U
Housing Assy (A13)                                U
Ckt Cd Adn Densifier Assy Mod L.M.H. Band (A1, A4, A7) U
Ckt Cd Assy Pulse Amp (A1)                             U
Ckt Cd Assy Power Supply (A2)                          U
AC Component Assy   (A6)                               U
AC Filter (FL1)                                        U
Current Sensor (MT1, 2, 3, 4, 5)                       U
Harness Assy (W1)                                      U
Harness Assy (W2)                                      U
Switch Fan (S1)                                        U
Relax (K1, 2, 3, 4)                               U

Mainframe Assy Lower Deck (A10)                        U

Card Cage Assy (A1)                               U
Card Cage (01)                                    U
Mother Board Assy (A2)                                 U
Housing Assy (A2)                                      U


Attachment
                                                     UNCLASSIFIED

UNCLASSIFIED             REFERENCE FILE      OPNAVINST C5513.2b

ALQ-123 (CONT.)
(9)   NUMBERS CONTRACTED:  U
(10)      PRODUCTION AND PROGRAM SCHEDULES:    U
(11)      RATE OF DELIVERY:   U
(12)      NUMBERS DELIVERED:  U
(13)      DEGREE OF PROTECTION IN TRANSIT:   U
(14)      UNIT COST:     U
(15)      NUMBER IN FLEET:    C-OADR
08.  (U)
 (1)  EXTERNAL VIEW AND ITEM: U

ALQ-126
06. (U)
(1)  ACCURACY:   C-95
(2)  ALTITUDE (USAGE LIMITATIONS): C-95
(3) COUNTER COUNTERMEASURES CAPABILITY
     (A)MODULATION TECHNIQUES:     S-95
     (B)THREAT IDENTIFICATION TECHNIQUES:  S-95
(4)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE
     (A)  WARM-UP AND SELF-TEST TIME:U
(5)  RANGE (MAXIMUM & MINIMUM EFFECTIVE): S-95
(6)  RELIABILITY (MTBF AND LIFE):    U
(7)  RESOLUTION (DENSE ENVIRONMENT PERFORMANCES): S-95
(8)  SIGNATURE CHARACTERISTICS AND OTHER
     (A)  BANDWIDTH:  C-95
(B)  LETTER BAND FREQUENCY RANGE:  C-95
(C)  NUMERICAL FREQUENCY RANGE:    C-95
(D)  SENSITIVITY:   C-95
(E)  SPECIFIC NUMERICAL FREQUENCIES WITHIN SYSTEM CAPABILTIY:
      S-95
     (F)  OUTPUT POWER:    C-95
     (G)  MODULATION & CODING:  S-95
(H)  MILITARY APPLICATION :   S-95
(9)  SYSTEM CAPACITY
     (A)  MAXIMUM NUMBER OF SIGNALS PROCESSED: S-95
(B)  MAXIMUM NUMBER OF RESPONSES:  S-95
(10)      VULNERABILITY
     (A)  TO CCM AND THREAT PARAMETERS:   S-95
08.  (U)
     (1)  EXTERNAL VIEW:   U
(2)  END ITEM
          (A)  COUNTERMEASURES SET:  C-95
(B)  RT-1079 ASSEMBLIES:      C-95
     RCVR XMTR UNIT 3
     UPPER DECK ASSY (3A1)    (HB)AUDIO (A37)
     (LB)VIDEO (A33)          PDD (A8)
     (MB)VIDEO (A32)          ICSBD/PUG (A7)

                                        ENCLOSURE (82)
                                        UNCLASSIFIED


                             PAGE 03

                                                     UNCLASSIFIED
(CONT FROM PREVIOUS PAGE)

UNCLASSIFIED             REFERENCE FILE      OPNAVINST C5513.2B

(HB)VIDEO (A31)          (LB)LOGIC (A28)
(LB)AUDIO (A35)          (MB)LOGIC (A25)
(MB)AUDIO (A36)          (HB)LOGIC (A29)
     INDEXER #2 (A23)
     INDEXER #1 (A26)
     MB CRA SW DR SW4 4 (ALL)
     SWM 1/5/6 (A27)
     SWM 2/3 (A24)
     (HB) MODE (A4)
     (MB) MOD  (A3)
     (LB) MOD  (A2)
(C)  ALL  OTHER COMPONENTS OF THE ASSEMBLIES OF THE  ALQ-126  ARE
UNCLASSIFIED

ALQ-158
06.(U)
     (1)  RELIABILITY:   U
     (2)  SIGNATURE CHARACTERISTICS
          (A)  PHASE LINEARITY:    C-OADR
          (B)  PHASE UNIFORMITY:   C-OADR
          (C)  SENSITIVITY:        C-OADR
          (D)  RF INTERMODULATION:C-OADR
          (E)  FREQUENCY RESPONSE:C-OADR
          (F)  AUDIO DISTORTION:   C-OADR
          (G)  ACOUSTIC NOISE:     C-OADR
     (3)  VULNERABILITY TO COUNTERMEASURES:  S-OADR
     (4)  MILITARY APPLICATION:    C-OADR
     (5)  NUMBERS CONTRACTED: U
     (6)  PRODUCTION AND PROGRAM SCHEDULE:   U
     (7)  RATE OF DELIVERY:   U
     (8)  NUMBERS DELIVERED:  U
       (9)    DEGREE   OF  PROTECTION  IN  TRANSIT-ACCORDING   TO
CLASSIFICATION
     (10)  UNIT COST:    U
O8. (U)
     (1)  EXTERNAL VIEW AND END ITEM:   U

ALQ-162
06. (U)
     (1)  ACCURACY
          (A)  CIRCUITRY:     C-OADR
          (B)  TARGET CLASSIFICATION CAPABILITY
     (2)  COUNTER COUNTERMEASURES CAPABILITY
          (A)  ECM/ECCM: S-OADR
     (3)  DESIGN INFORMATION



                             PAGE 03
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED

                                                     UNCLASSIFIED
                                               OPNAVINST C5513.2B

UNCLASSIFIED             REFERENCE FILE

ALQ-162   (CONT.)

(A)  ASSOCIATION OF SPECIFIC RF OR IF COMPONENTS SUCH AS FILTERS,
TUBES, OSCILLATORS.  WITH THE AN/ALQ-162:    C-OADR
(B) IDENTIFICATION OF AN AN/ALQ-162 AS TO TYPE OF ECM OR FUNCTION DESIGNED TO PERFORM: C-OADR
(  C)  ASSOCIATION OF AN/ALQ-162 WITH ANY AIRCRAFT, SHIP OR OTHER
PLATFORM: U
(D) ASSOCIATION OF AN/ALQ-162 WITH ANY OTHER ELECTRONICS EQUIPMENT BY TYPE, TITLE, OR MILITARY DESIGNATION EXCEPT AN/ALQ-162 GSE: U
(E)  INTERFACE,  INSTALLATION AND INTEGRATION INFORMATION:  U
(4)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE
     (A)  REPROGRAMMING: C-OADR
(5)  RANGE
     (A)  OPERATIONAL AND MAX DETECTION:     S-OADR
(6)  RELIABILITY:   C-OADR
(7)  RESOLUTION
     (A)  ANTENNA PATTERNS
     -1   FREE SPACE
     -2   INSTALLED:     C-OADR
     (B)  FREQUENCY CHARACTERISTICS:    S-OADR
     (C)  SENSITIVITY:   C-OADR
     (D)  TARGET:   S-OADR
(8)  SIGNATURE CHARACTERISTICS
     (A)  BAND WIDTH-RECEIVING & TRANSMITTING:    C-OADR
     (B)  RCS INFORMATION:    S-OADR
     (C)  RADIATIVE SIGNATURE:     S-OADR
     (D)  FREQUENCY RANGE:    S-OADR
(9)  SYSTEM CAPACITY
     (A)  TARGET CAPABILTIY:  S-OADR
     (B)  POWER OUTPUT:  C-OADR
     (C)  DATA STORAGE:  C-OADR
     (D)  FREQUENCY RANGE:    C-OADR
(10) VULNERABILITY
     (A)  SUSCEPTABILITY TO ECM/ECCM:   S-OADR
(11) OTHER
     (A)  SYSTEM PROGRAMMING: S-OADR
(12) MILITARY APPLICATION:    S-OADR
(13) NUMBERS CONTRACTED: U
(14) PRODUCTION AND PROGRAM SCHEDULE:   U
(15) RATE OF DELIVERY:   U
(16) NUMBERS DELIVERED:  U
(17) DEGREE OF PROTECTION IN TRANSIT- ACCORDING TO CLASSIFICATION
(18) UNIT COST:     U


                             PAGE 04
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED
                          UNCLASSIFIED
UNCLASSIFIED (CONT.)


08.  (U)
     (1)  CLASSIFICATION OF END ITEM:   C-OADR
     (2)  EXTERNAL VIEW: U

ALQ-164
06.  (U)
     (1)  ACCURACY
          (A)  FREQUENCY SET-ON:   S-OADR
          (B)  CIRCUITRY:     C-OADR
     (2)  ALTITUDE
          (A)  USAGE LIMITATIONS:  C-OADR
     (3)  COUNTER COUNTERMEASURES CAPABILITY
          (A)  MODULATION TECHNIQUES:   S-OADR
           (B)   THREAT IDENTIFICATION TECHNIQUE SELECTION:    S-
OADR
     (4)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE
          (A)  WARM-UP TIME:  U
          (B)  SELF TEST TIME:     U
     (5)  RANGE
          (A)  MAXIMUM EFFECTIVE:  S-OADR
          (B)  MINIMUM EFFECTIVE:  S-OADR
     (6)  RELIABILITY
          (A)  MTBF:     U
          (B)  LIFE:     U
     (7)  RESOLUTION
          (A)  DEFENSE ENVIRONMENT PERFORMANCE:   S-OADR
          (B)  FREQUENCY RESPONSE: C-OADR
          (C)  NARROW BANDWIDTH FREQUENCY RESPONSE:    S-OADR
     (8)  SIGNATURE CHARACTERISTICS
          (A)  BANDWIDTH:     C-OADR
          (B)  LETTER-BAND FREQUENCY RANGE:  C-OADR
          (C)  NUMERICAL FREQUENCY RANGE:    C-OADR
          (D)    SPECIFIC  NUMERICAL  FREQUENCIES  WITHIN  SYSTEM
          CAPABILITY:    S-OADR
          (E)  OUPUT POWER:   C-OADR
          (F)  MODULATION & CODING:     C-OADR
          (G)  SENSITIVITY:   C-OADR
     (9)  SYSTEM CAPACITY
          (A)  MAXIMUM NUMBER OF SIGNALS PROCESSED:    S-OADR
          (B)  MAXIMUM NUMBER OF RESPONSES:  S-OADR
     (10) VULNERABILITY
          (A)  TO CCM:   S-OADR
          (B)  THREAT PARAMETERS:  S-OADR
     (11) MILITARY APPLICATION:    S-OADR
     (12) NUMBERS CONTRACTED: U
     (13) PRODUCTION AND PROGRAM SCHEDULES:  U
     (14) RATE OF DELIVERY:   U


                             PAGE 04
                           UNCLASSIFIED
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED

UNCLASSIFIED                  REFERENCE      OPNAVINST C5513.2B

AN/AAR- ( ) (CONT.)

(2)  DESIGN INFORMATION ( SEE NOTE 1)
     (A)  FIELD OF REGARD:    C
     (B)  SPECTRAL BAND, OVERALL:  C
     (C)  SPECIFIC SPECTRAL RESPONSE CHARACTERISTICS:  S
     (D)  DARK NOISE (NON-SPECTRAL):    C
     (E)  SOLAR BACKGROUND NOISE (NON-SPECTRAL):  C
     (F)  RECOVERY TIME FOLLOWING SENSOR SATURATION:   S
     (G)  DETECTION SOFTWARE: S
     (H)  CENTRAL PROCESSOR TYPE AND LANGUAGE:    U
     (I)  INTERFACE SIGNALS TO ASSOCIATED EQUIPMENT:   C
     (J)  INPUT POWER CHARACTERISTICS:  U
     (K)  SIZE AND WEIGHT:    U
     (L)  ESTIMATED PERFORMANCE CHARACTERISTICS:  (SEE NOTE 2)
(3)  PERFORMANCE CHARACTERISTICS ( SEE NOTE 1)
     (A)  WARNING TIMES AND RANGES:     S
     (B)  EFFECT OF ATMOSPHERE ON DETECTION RANGE:     C
     (C)  THREAT IDENTIFICATION:   S
     (D)  THREAT BEARING RESOLUTION:    C
     (E)  SUSCEPTIBILITY TO FALSE ALARMS:    S
     (F)  SUSCEPTIBILITY TO COUNTER COUNTERMEASURES:   S
     (G)  ENVIRONMENTAL OPERATING LIMITS:    U
     (H)  RELIABILITY:   U
     (I)  MAINTAINABILITY:    U
(4)  NUMBERS CONTRACTED: U
(5)  RATE OF DELIVERY:   U
(6)  NUMBERS DELIVERED:  U
(7)  PRODUCTION AND PROGRAM SCHEDULE:   U
(8)  UNIT COST:     U
08.  (U)
     (1)  END ITEM PRODUCED
     (A)  AAR-( ) EDMS:  U
     (B)  EXTERNAL VIEW: U
NOTES:
1.   ALL CLASSIFIED DOCUMENTS GENERATED UNDER THIS CONTRACT SHALL
BE MARKED AS FOLLOWS:
     DECLASSIFY ON OADR
2.    CLASSIFY ESTIMATED PERFORMANCE CHARACTERISTICS THE SAME  AS
THE MEASURED PERFORMANCE CHARACTERISTICS GIVEN IN PARA (3)

AN/ALQ-149
06.  (U)
     (1)  ACCURACY
          (A)  CIRCUITRY:     C-OADR
          (B)  FREQUENCY (SET-ON): C-OADR
     (2)  COUNTER COUNTERMEASURES CAPABILITY

                             PAGE 11
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED
                                             UNCLASSIFIED
UNCLASSIFIED             REFERENCE FILE OPNAVINST C5513.2B


     (A)  ECM/ECCM: S-OADR
(3)  DESIGN INFORMATION
     (A)  OPERATIONAL CHARACTERISTICS:  S-OADR
     (B)  FUNCTIONAL CAPABILITY:   S-OADR
     (C)  PERFORMANCE CHARACTERISTICS:  S-OADR
     (D)  CAPABILITIES PERTAINING TO CLEAR VOICE ONLY
          JAMMING:  C-OADR
(4)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE
     (A)  WARM-UP TIME:  U
     (B)  SELF TEST TIME:     U
(5)  RANGE
     (A)  PREDICTED DETECTION:     S-OADR
     (B)  OPERATIONAL DETECTION:   S-OADR
(6)   RELIABILITY  --  MTBF/MTTR:     S-OADR (APPLIES  TO  VALUES
ACHIEVED IN FLEET OPERATIONS AND TO SYSTEM DEMONSTRATED VALUES. SPECIFIED VALUES (REQUIREMENTS OR GOALS) AND PREDICTIONS ARE UNCLASSIFIED)
(7)  RESOLUTION
     (A)  FREQUENCY CHARACTERISTICS:    S-OADR
     (B)  SENSITIVITY:   S-OADR
(8)  SIGNATURE CHARACTERISTICS
     (A)  BANDWIDTHS.  RECEIVING & TRANSMITTING:  S-OADR
     (B)  POWER OUTPUT:  S-OADR
     (C)  FREQUENCY RANGE:    S-OADR
(9)  SYSTEM CAPACITY
     (A)  TARGET CAPABILITY:  S-OADR
     (B)  DATA STORAGE CAPABILITY: C-OADR
     (C)  INFORMATION RATE:   C-OADR
(10) VULNERABILITY TO ECM/ECCM:    S-OADR
(11) MILITARY APPLICATION:    S-OADR
(12) NUMBERS CONTRACTED: U
(13) PRODUCTION AND PROGRAM SCHEDULES:  U
(14) RATE OF DELIVERY:   U
(15) NUMBERS DELIVERED:  U
(16)   DEGREE   OF   PROTECTION  IN  TRANSIT  --   ACCORDING   TO
CLASSIFICATION
(17) UNIT COST:     U
(18) TECHNOLOGY BREAKTHROUGH: S-OADR
(19) TEST AND EVALUATION PLANS AND RESULTS:  C-OADR
(20) OTHER
       (A)   PROGRAMMING  MATERIALS  THAT  CONTAIN  ONLY  ROUTINE
PROCESSOR     FUNCTIONS   NOT   RELATED   TO   SPECIFIC    SIGNAL
CHARACTERISTICS:    U
        (B)    PROGRAMMING   MATERIALS   DEALING   WITH   THREAT,
IDENTIFICATION   FILES,  THREAT  RECOGNITION  AND  PRIORITIZATION
ROUTINES, JAMMING WAVEFORMS, JAMMER ASSIGNMENT ROUTINES, AND OTHER FUNCTIONS THAT CONTAIN ONLY TECHNICAL

                             PAGE 11
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED
                          UNCLASSIFIED

                                                     UNCLASSIFIED

UNCLASSIFIED        REFERENCE FILE           OPNAVINST C5513.2B

AN/ALQ-149 (CONT.)

      CHARACTERISTICS  (FREQUENCY, AMPLITUDE,  TIMING,  DURATION,
ETC.) OF SIGNALS OF INTEREST OR JAMMING WAVEFORMS:     S-OADR
08.  (U)
(1)  END ITEM PRODUCED
     (A)  END ITEM: C-OADR
     (B)  EXTERNAL VIEW: U

AN/ALQ-157
06.  (U)
(1)  ACCURACY:  INFRARED, OPTICS:  S-OADR
(2)  OPERATIONAL READINESS (ALERT) TIME/TIME CYCLE
     (A)  MTTR ESTIMATES:     U
     (B)  WARM-UP TIME:  C-OADR
(3)  RELIABILITY - MTBF ESTIMATES: U
(4)  SIGNATURE CHARACTERISTICS
     (A)  PEAK PULSE POWER:   S-OADR
     (B)  PULSE SHAPE:   S-OADR
     (C)  DUTY CYCLE:    S-OADR
     (D)  DC PUTPUT:     S-OADR
     (E)  PULSE RATE:    S-OADR
     (F)  SWEEP RATE:    S-OADR
     (G)  MODULATION TECHNIQUES:   S-OADR
(5)  VULNERABILITY TO COUNTER-COUNTERMEASURES:    TS-OADR
(6)  MILITARY APPLICATION:    S-OADR
(7)  NUMBERS CONTRACTED: U
(8)  PRODUCTION AND PROGRAM SCHEDULES:  U
(9)  RATE OF DELIVERY:   U
(10) NUMBERS DELIVERED:  U
(11)   DEGREE   OF   PROTECTION  IN   TRANSIT:     ACCORDING   TO
CLASSIFICATION
(12) UNIT COST:     U
08.  (U)
(1)  CLASSIFICATION OF END ITEM:  S-OADR
(2)  EXTERNAL VIEW: U

AN/ALQ-89 (XN-1)
06.  (U)
     (1)  COUNTER COUNTERMEASURES CAPABILITY
          (A)  SPECIFIC SUSCEPTIBILITY: S-OADR
     (2)  FORMULA OR MATERIAL:     U
     (3)  RANGE
          (A)  PERFORMANCE VS RANGE:    S-OADR
     (4)  RELIABILITY:   U
     (5)  RESOLUTION:    C-OADR
     (6)  SIGNATURE CHARACTERISTICS


                             PAGE 12
                                                   ENCLOSURE (82)
                                                     UNCLASSIFIED

                          UNCLASSIFIED

UNCLASSIFIED             REFERENCE FILE      OPNAVINST C5513.2B

     (A)  SPEC. BAND COVERAGE:     S-OADR
     (B)  MODULATION:    C-OADR
(7)  SYSTEM CAPACITY:    C-OADR
(8)  VULNERABILITY
     (A)  TO COUNTERMEASURES: S-OADR
(9)  OTHER
     (A)  SPECIFIC MILITARY APPLICATION:     S-OADR
     (B)  SPECIFIC EFFECTIVENESS:  S-OADR
(10) MILITARY APPLICATION - GENERAL:    C-OADR
(11) NUMBERS CONTRACTED: U
(12) PRODUCTION AND PROGRAM SCHEDULE:   U
(13) RATE OF DELIVERY:   U
(14) NUMBERS DELIVERED:  U
(15) DEGREE OF PROTECTION IN TRANSIT- ACCCORDING TO
CLASSIFICATION
(16) UNIT COST:     U
08.  (U)
(1)  END ITEM PRODUCED
     (A)  END ITEMS:     C-OADR
     (B)  EXTERNAL VIEW: U


AN/AWG-9 WEAPON CONTROL SYSYTEM---REPLACED BY ENCL. (20)TO NASC
LTR AIR 71212041 OF 2/22/97

                             PAGE 12
                                                   ENCLOSURE (82)
                          UNCLASSIFIED


                     DEPARTMENT OF THE NAVY

                    NAVAL AIR SYSTEMS COMMAND
             NAVAL AIR SYSTEMS COMMAND HEADQUARTERS
                    WASHINGTON, DC 20361-7120

                                                             5510
                                              Ser AIR-71212E/0794
                                                        11 JUL 91
From:     Commander, Naval Air Systems Command
To:  Chief of Naval Operations (OP-09N2)

Subj:     FORWARDING OF SECURITY CLASSIFICATION GUIDE

Ref: (a)  OPNAVINST 5513.1D
     (b)  OPNAVINST C5513.8 (per NASC Judy 12/2/91)

Encl:     (1)  Security Classification Guide for the AN/ALE-47
          Countermeasures Dispenser System (CMDS)

1. In accordance with reference (a), an original classification authority reviewed and approved enclosure (1) as an addition to reference (b).


2. Please incorporate enclosure (1) into reference (b) upon receipt.



                                                              /s/

                                                   S.B. MACKNIGHT
                                                     By direction
                                              Ser AIR-54622B/1542

MEMORANDUM

From:     AIR-546
To:  AIR-05
Via: AIR-7121

Subj:        AUTHORIZATION    TO    ESTABLISH    THE    AN/ALE-47
COUNTERMEASURES
     DISPENSER SYSTEM (CMDS) SECURITY GUIDE

Ref: (a)  OPNAVAIR 5510.1H
     (b)  OPNAVAIR C5513.8B

Encl:     (1)  AN/ALE-47 CMDS Security Classification Code

1. In accordance with reference (a), authorization is requested to forward enclosure (1) as an addition to reference (b).

2.    For  further  information, please contact  Mr.  Richard  A.
Baker, AIR-54622B, (703) 746-2109.

Copy to:
PMA-2535
AIR-71212E

                                               Very Respectfully,
                                                              /s/

-----------------------------------------------------------------
-------
                                                         3 Jul 91
FIRST ENDORSEMENT

From:     AIR-7121
To:  AIR-05

1.    AIR-7121  concurs with the proposed addition  to  OPNAVINST
C5513.8B.
In accordance with reference (a), paragraph 6-3.2, authority for this action is granted to AIR-05.

                                                              /s/
                                                    S.B.MACKNIGHT
                                                        11 JUL 91

SECOND ENDORSEMENT on AIR-546 memo Ser AIR-54622b/1542 Undated

From:     AIR-05
To:  AIR-7121

Subj:        AUTHORIZATION    TO    ESTABLISH    THE    AN/ALE-47
COUNTERMEASURES
     DISPENSER SYSTEM (CMDS) SECURITY GUIDE.

1.   Authorization to establish subject classification guide is:

     a.   Granted     _______

     b.   Not granted _______

                                                W.J. TINSTON, JR.
                                  Assistant Commander for Systems
                                                  and Engineering

ENCLOSURE (1)                           11 JUL 1991

01.  IDENTIFYING DATA
     ID:  08B-
     CL:  U
     SU:  COUNTERMEASURES DISPENSER SYSTEM (CMDS), AN/ALE-47
     OC:  NAVAIR (PMA-253/AIR-7121)
     CA:  COMNAVAIRSYSCOM
     OD:  88-06-22
     CD:
     RD:

02.  THREAT BACKGROUND:

Modern Air Defense Systems (ADS) employ a variety of terminal homing weapons under centralized control to provide point and/or area defense against hostile air attack. The AN/ALE-47 Countermeasures Dispenser System (CMDS) will provide the aircraft with an expendable countermeasures capability against Radio Frequency (RF), Infrared (IR), and Electro-Optical (EO) threats, as EO decoys are developed in the future, from Anti-Aircraft Artillery (AAA), Surface-to-Air Missiles (SAM), Air-to-Air Missiles (AAM), and Airborne Interceptors (AI). Potential threats to be defeated by the expendables dispensed by the CMDS are contained within the Tactical Aircraft Defensive Electronic Countermeasures ECM Systems Joint Threat Assessment and the Electronic Combat Threat Environment Description.

03.  MISSION/GENERAL REQUIREMENT:

      A.   Need:     The mission element need task for electronic
countermeasures (ECM) is to enhance combat survivability of tactical aircraft.

      B. Definition: The AN/ALE-47 program is a joint Navy and Air Force effort to deploy an advanced countermeasures dispenser system capable of automatically defeating RF, EO, IR, and laser threats using offboard decoys. The CMDS will provide an integrated expendables countermeasures response by employing multiple data inputs received from the aircrew, aircraft flight/avionic systems, and Electronic Warfare (EW) systems. The Navy has approved the AN/ALE-47 for forward fit installation in the F-14D, F/A-18C/D, future versions of the P3, MV-22, and EA-6B aircraft. The Air Force plans to install the AN/ALE-47 in the F16. Additional Navy, Air Force, Army and foreign applications may develop.

      C.    Conflict:  In the event of conflict in the  following
requirements,  the  highest  level of classification  requirement shall prevail.
-----------------------------------------------------------------
-------

Distribution  Statement C:     Distribution  authorized  to  U.S.
Government agencies and their contractors. Other requests shall be referred to NAVAIRSYSCOM (AIR-7121)

                                                    ENCLOSURE (1)
D.     Omissions:       In   the   event   that   a   performance
characteristic is not addressed in this security classification guide and the characteristic reveals a system vulnerability, that characteristic shall be classified SECRET.

04.  FINANCIAL

      A.    Unfunded  costs/prices  which  relate  to  programmed
production buy quantities and/or option buy quantities:     U
     B.   Funded production costs: U
      C.   Planned production quantities and/or option production
buy quantities, including schedules:    U
     D.   Funded production quantities and schedules:  U
      E.    Number  and  delivery schedules  of  system/subsystem
and/or
major components:   U
      F. Outyear funds: FOUO (Releasable when submitted to Congress).

05.  MILESTONES:

     A.  IOC Date:  C    (Declassify after IOC is achieved).
     B.  RDT&E testing schedules:  U

06.  DESIGN PERFORMANCE AND FUNCTIONAL CHARACTERISTICS:

     A.  Technical requirements specifications:   U
      B. System effectiveness performance data against designated threats:  S-OADR
     C.  Mechanical interface:     U
     D.  Electrical interface:
          (1)  Power:    U
          (2)  Avionics Bus messages:   U
          (3)  EW BUS:   U
          (4)  Other:    U
     E.   Engineering environmental test requirements: U
      F.  Hardware design:    U
     G.   Software design:    U

07.  OPERATIONAL AND TACTICAL:

     A.   Design performance and functional characteristics:
          (1)  Threat data/response characteristics:   S-OADR
          (2)  Radar Cross-Section (RCS) information:  S-OADR
          (3)  IR signature information:     S-OADR
          (4)  Measured Chaff RCS data: S-OADR
          (5)  EW BUS data:   (Classified IAW guidelines for data
contained in the messages.)
          (6)  Test and evaluation data:
               (a)  Unidentified flight test data:     U
                (b) Identified or evaluated test data will be classified consistent with this security classification guide based on the information revealed.
          (7)  Effectiveness against threats:     S-OADR
          (8)  Test threat system characteristics:     S-OADR

      (9) IR suppression:     S-OADR
       (10)   Operational  capability  with  respect  to   threat
environment  defined by current intelligence  information:     S-
OADR
     (11) Information rate:   U
     (12) Modes of operation: U
     (13) Energy requirements:     U
     (14) Vulnerability/susceptibility to:
               (a)  Countermeasures :   S-OADR
               (b)  Counter-countermeasures: S-OADR
               (c)  Electromagnetic pulse radiation:   C-OADR
               (d)  Overpressure:  S-OADR
B.   Logistics and Support:   U
C.   Use and Readiness:
       (1)    Tactics  (information  revealing  the   operational
employment of tactics):  C-OADR
     (2)  Operational readiness (alert) time/time cycle:    U
     (3)  Modes of operation: U
D.   Reliability/availability:
     (1)  MTBF/MTTR requirements and predictions: U
     (2)  MTBF/MTTR values obtained in development test:    U
      (3)   MTBF/MTTR values obtained in fleet operations:     C-
OADR

08.  HARDWARE

A.   External view: U
B.   Individual hardware modules:  U
C.   Component and subsystem manufacturing technology: U

09.  COMPUTER RESOURCES:

A.   Dispense programs:
      (1)   Associated  with  aircraft  type,  threat  system  or
tactics:  S-OADR
     (2)  All others:    U
B.   Boresight video tapes:
      (1)   Associated  with  aircraft  type,  threat  system  or
tactics:  S-OADR
     (2)  All others: U
C.   Miss distance data:
      (1)   Associated  with  aircraft  type,  threat  system  or
tactics:  S-OADR
     (2)  All others:  U
D.   Data reduction model output:
       (1)    Associated  with  specific  threat   and   aircraft
conditions:    S-OADR
     (2)  All others:    U
E.   Mission data file:
      (1) Data used in the development of the Mission Data File will be classified in accordance with the source data.
      (2)   Mission  data  file  when loaded  in  code  into  the
programmer:    C-OADR
F.    Programmable  Read  Only  Memory  (PROM):    Classified  in
accordance with 9E above, declassify as follows:
      (1) Ultraviolet light PROM (UV PROM):
          (a) Clear by performing an ultraviolet erase according to the manufacturer's recommendation.
            (b) Purge by clearing and increasing the time requirements by a factor of three. Follow by overwriting all locations with random characters.
     (2)  Electrically Alterable PROM (EAPROM):
          (a)  Clear by pulsing all gates.
           (b) Purge by clearing followed by overwriting all locations with random characters.
     (3)  Electrically Erasable PROM (EEPROM):
          (a) Clear by performing a full chip erase according to the manufacturer's recommendations.
           (b) Purge by clearing followed by overwriting all locations with random characters.

10.  OTHER:

     A.   Administrative details:
          (1)  General program description:  U
          (2)  Model and/or type designation:     U
          (3)  Identity of contractor and subcontractors:   U
          (4)  Identity of associate contractors
          (5)  Planning, programming, and/or program status:
(excludes any requirements for classifying information relating to military sales programs as indicated in paragraph 10D below).
      B. Research: Basic research will normally be unclassified even when directed toward broad military end use goals.
     C. Public Release of information: Any proposed release of official information pertaining to the AN/ALE-47 Countermeasures Dispenser system shall be forwarded to NAVAIRSYSCOM for review and further processing. It is incumbent upon defense contractors or other agencies to screen all information submitted by them for release approval to ensure that it is both unclassified and technically accurate. Letters of transmittal shall contain certification to this effect. Proposed public releases should be submitted to AIR-07D.
      D.    Foreign  disclosure: No information relating  to  the
AN/ALE-47 may be released to foreign nationals, foreign governments, or international organizations, except where specific written approval is obtained in each instance as required by OPNAVINST 5510.48J. All requests for disclosures of classified information relating to this project received from any foreign or international source shall be referred to NAVAIRSYSCOM for coordination.


                          UNCLASSIFIED
                                               OPNAVINST S5513.8B
                                                       5 APR 1989

01.  IDENTIFYING DATA
     ID:  08B-31
     CL:  U
       SU:    COUNTERMEASURES   SET,  AN/ALQ-165,   AIRBORNE-SELF
PROTECTION
     SU:  JAMMER (ASPJ)
     OC:  NAVAIR (PMA-272);   DTIC-A
     CA:  COMNAVAIRSYSCOM
     OD:  78-03-24
     CD:  89-02-15
     RD:  91-02-15

02.   THREAT/BACKGROUND:  Refer to the NISC Threat Assessment for
the   Airborne  Self-protection  Jammer  (ASJP)  dated  May  1979
(revised periodically).

03.  MISSION/GENERAL REQUIREMENTS:

      A.   Need:     The mission element need task for electronic
countermeasures (ECM) is to enhance combat survivability of technical aircraft.

     B. Definition: The AN/ALQ-165, Airborne Self-protection Jammer (ASPJ) Project is a joint Navy and Air Force development effort to provide a self-protection ECM capability for Navy and Air Force tactical aircraft. The ASPJ will provide a high degree of combat survivability in a hostile air defense environment. The ASPJ may be installed either internally or in pods and is capable of selectively generating a wide variety of ECM responses and directing them in order of priority against individual threat weapons systems on an "as-encountered basis. ECM techniques and threat identification criteria are flexible to respond to new intelligence inputs via adaptive reprogramming. Designated aircraft for the Navy are the F/A-18, F-14 and A-6. A pod version is adaptable to the AV-8B. Air Force plans to install the ASPJ in the F-16. Additional Navy, Air Force, Army and NATO applications may develop.

      C. Conflict: In the event of conflict in the following requirements, the highest level of classification requirement shall prevail.

       D.    Omissions:      In  the  event  that  a  performance
characteristic is not addressed in this security classification guide and the characteristic reveals a system vulnerability, that characteristic shall be classified S-OADR.

04.  FINANCIAL:

      A. Unfunded costs/prices which relate to programmed production


                                                   Enclosure (31)
                          UNCLASSIFIED

                          UNCLASSIFIED
OPNAVINST S5513.8B
5 APR 1990

buy quantities and/or option buy quantities: U
     B.   Funded production costs: U
      C.   Planned production quantities and/or option production
buy quantities, including schedules:    U
     D.   Funded production quantities and schedules:  U
      E. Number and delivery schedules of system/subsystem and/or major components: U
      F. Outyear funds: FOUO (Unclassified when submitted to Congress).

05.  MILESTONES:

     A.   IOC Date: C (Declassify after IOC date).
     B.   RDT&E testing schedules: U

06.  DESIGN PERFORMANCE AND FUNCTIONAL CHARACTERISTICS:

      A.    General  classes of threats the system circuitry  and
logic  are  designed to counter:     U (Refers to weapon  systems
classes such as EW/GCI, acquisition and terminal radars).
     B.   Threats the system is designed to counter:   C-OADR.
      C.    Threat parameters the system circuitry and logic  are
designed to counter:     S-OADR
       D.    Circuitry  (defined  as  schematic  diagrams,  block
diagrams,   and   flow  diagrams  with  descriptive   performance
characteristics)
shall  be  classified at the level of the performance  parameters revealed.
     E.   Modulation characteristics:   S-OADR
     F.   Accuracy:
          (1)  Frequency set-on:   S-OADR
          (2)  Threat identification:   C-OADR
           (3)   System  direction finding/ranging  capabilities:
C-OADR
      G.    ECM  techniques (techniques which the system  can  or
cannot perform):    C-OADR
     H.   Signature characteristics:
     (1)  Total RF coverage:  S-OADR
     (2)  Transmission /receiving bandwidth: C-OADR
     (3)  Receiving sensitivity/noise figure:     C-OADR
     (4)  Power output/duty cycle: C-OADR
     I.     System,  band  and  channel  resolution,  range,  and
accuracy:
          (1)  Frequency:     C-OADR
          (2)  Bandwidth:     C-OADR
          (3)  Measurement of signal parameters:  S-OADR
          (4)  Technique parameters:    S-OADR
     J.   System characteristics:
          (1)  Maximum signal density:  S-OADR
          (2)  Emitter mode identification:  S-OADR
          (3)  Search sector strategies:     S-OADR

                                2
Enclosure (31)
                          UNCLASSIFIED
                          UNCLASSIFIED
                                               OPNAVINST S5513.8B
                                                       5 APR 1989

     (4)  Signal identification and tracking implementation:
S-OADR
     (5)  RF dynamic range:   S-OADR
     (6)  Maximum number of responses:  S-OADR
     (7)  Response time: S-OADR
     (8)  Repeat Delay:  S-OADR
K.   Vulnerability/susceptibility:
     (1)  To threat parameters or density:   S-OADR
     (2)  To counter-countermeasures:   S-OADR
     (3)  To electromagnetic pulse radiation:     C-OADR
      (4)   System performance limitations against threats:    S-
OADR
L.   Interfaces:
     (1)  RWR interface performance capability:   C-OADR
     (2)  Data link performance characteristics : C-OADR

07.  OPERATIONAL AND TACTICAL

       A.     Tactics   (information  revealing  the  operational
employment of tactics is S-OADR):
          (1)  Altitudes:     C-OADR
          (2)  Employment:    C-OADR
          (3)  Maneuvers:     C-OADR
      B.    Test  and evaluation data:     U/S-OADR (Unidentified
flight
test  data  will  be unclassified.  Identified or evaluated  test
data   will   be   classified  consistent  with   this   security
classification guide).
     C.   Operational readiness (alert) time/time cycle:
          (1)  Warm-up time:  U
          (2)  Self-test time:     U
     D.   Modes of operation: C-OADR
     E.   Reliability/availability:
          (1)  MTBF/MTTR requirements and predictions: U
           (2)   MTBF/MTTR  values obtained in development  test:
U
           (3)   MTBF/MTTR  values obtained in fleet  operations:
C-OADR
     F.   Effectiveness against threats:     S-OADR
     G.   Military application (mission):
          (1)  Specific: C-OADR
          (2)  General:  U
      H.    Logistics  and  support:   U (Unless  information  is
revealed requiring classification by other topics of this guide or for operational security purposes).
     I.   Specific objectives:     S-OADR
     J.   Deficiencies:
          (1)  Not performance related: U
           (2)  If the performance requirement is Confidential in
accordance with this security classification guide:    C-OADR
           (3)   If  the  performance requirement  is  Secret  in
accordance with this security classification guide:    S-OADR


                                                   Enclosure (31)
                                3
                          UNCLASSIFIED
                          UNCLASSIFIED
OPNAVINST S5513.8B
5APR1989

08.  HARDWARE:

     A.   Components:
     (1)  WRAs (fully assembled or containing a device listed
     below):   C-OADR
     (2)  DRFM:     C-OADR
     (3)  IFM: C-OADR
     (4)  Those items listed in paragraph O8C below:   C-OADR
     (5)  Other:    U
     B.   External view:
     (1)  System or WRAs with all covers in place:     U
     (2) Photographs or drawings of any detail which reveals any information that can be used to calculate or estimate system
performance:    C-OADR   (Unless  reviewed   and   approved   for
declassification by NAVAIR code Air-714).
       C.   Component  and  subsystem  manufacturing   technology
(descriptive data (documents, etc.) will be classified according to content using guidance provided herein):
     (1)  Traveling wave tube:     C-OADR
     (2)  Quadruplexer:  C-OADR
     (3)  Diplexer: C-OADR
     (4)  State-of the-art advances (identified on a case by case
basis):   S-OADR
       D.    Degree  of  protection  in  transit:  according   to
classification
      E. Data and system software: source code requiring levels "A" and "B" documentation (as defined in paragraph 3.2.2.1.1 of the PV SOW), excluding the boot PROM firmware, whether in machine or human readable form, shall be classified according to the data which they contain as follows:
     (1)  RWR communication/control:    S-OADR
     (2)  ECM techniques:     S-OADR
     (3)  Beam processing:    S-OADR
      (4)  Track management:   When classified threat information
is present, they will be classified S-OADR;  otherwise C-OADR.
     (5) Receiver management: When classified threat information is present, they will be classified S-OADR; otherwise C-OADR.
      (6)   Executive control: When classified threat information
is present they will be classified S-OADR;   otherwise C-OADR.
     (7)  Pulse processing:   S-OADR
      (8)  Signal sorting:     When classified threat information
is present, they will be classified S-OADR;  otherwise C-OADR.
     (9)  System data bases:  S-OADR
      (10) Initialization routines: Unclassified unless parameter data is present, then C-OADR.
      (11) Bit processing:     Unclassified unless parameter data
is present, then C-OADR.
     (12) User data file (UDF):    S-OADR

                                4
Enclosure (31)           UNCLASSIFIED

                          UNCLASSIFIED
                                               OPNAVINST S5513.8B
                                                       5 APR 1989
     (13) System or threat parameters:  S-OADR
      (14)  User data file generator (program and output):     S-
OADR
      F. The object code shall be classified C-OADR. All unclassified software shall also be unclassified when resident in ASPJ hardware. All other software discussed in this paragraph shall be classified C-OADR when resident in the systems.

09.  OTHER:

     A.   Administrative details:
     (1)  General program description:  U
     (2)  Model and/or type designation:     U
     (3)  Identity of contractors and subcontractors:  U
     (4)  Identity of associate contractors: U
     (5)  Planning, programming, and/or program status:     U
(excludes any requirements for classifying information relating to military sales programs as indicated in paragraph 09F below).
      B. Research: Basic research will normally be unclassified even when directed toward broad military end use goals. However, research that is specifically directed toward a potentially significant increase in ELINT, ECM, or ECCM technology that would give the United States a technology advantage shall be classified tentative Secret pending evaluation by CNO (OP-09N2). Requests for evaluation should include a detailed description of the breakthrough and recommendations for level and length of classification.
       C. Need-to-know: "Need-to-know" is the term that describes the requirement that the dissemination of classified information be limited strictly to those persons (military/government employee, defense contractors, or other person) who possess appropriate current security clearances and whose official duties require knowledge or possession of this information. Responsibility for determining the level and currency of security clearance and whether a "need to know" exists rests upon each individual who has possession, knowledge or command control of the information involved and not upon the prospective recipient.
      (1) A "need-to-know" is recognized to be established when the following conditions have been met:
           (a) The prospective recipient possesses a current security clearance of the appropriate level that has been granted by appropriate authority and has been positively identified as the individual described in the notice of security clearance.
      (b) Disclosure of the information is in the interest of national defense.
     (c) Examination of the position, status, duties and responsibilities of the prospective recipient demonstrates that the individual has a legitimate requirement for access to the classified information to carry out their assigned duties and

                                5
                                                   Enclosure (31)
                          UNCLASSIFIED
                          UNCLASSIFIED
OPNAVINST S5513.8B

responsibilities.
           (d) Disclosure of the classified information will not violate any administrative distribution instructions that may be included as part of the classified information being considered for disclosure.
           (e)   The  scope  of  the  classified  material  being
considered for disclosure does not exceed that for which a legitimate need has been established.
(D) Public release of information: Any proposed release of official information pertaining to the AN/ALQ-165 countermeasures set/Airborne Self-protection Jammer (ASPJ) Project shall be forwarded to NAVAIRSYSCOM for review and further processing. It is incumbent upon defense contractors or other agencies to screen all information submitted by them for release approval to ensure that it is both unclassified and technically accurate. Letters of transmittal shall contain certification to this effect. Proposed releases should be submitted to AIR-07D.
      (1) Unilateral public release of official information pertaining to the AN/ALQ-165 is expressly prohibited. Replies to queries from unofficial sources must be processed in accordance with paragraph 09D above. No other dissemination or approval procedures are authorized. This prohibition extends to all publications, both in-house and external, and to all conversations, speeches or oral statements, except those made in the normal conduct of official business.
      (2)   Official  approval: Only information  that  has  been
officially approved for public release by the Department of Defense may be released without further recourse. The term
"public release" applies, but is not limited to, articles, speeches, photographs, brochures, advertisements, displays, presentations, etc., on any phase of the Airborne Self-protection Jammer Project and is applicable to classified symposia, seminars and technical society meetings sponsored by organizations other than the Department of Defense as well as to the public news media. Only information that has already been approved for public release may be released. Information developed after initial approval for public release must be submitted for review and further processing as outlined above.
      (3) Visits by the media: Contemplated visits of public media representatives shall receive coordination and approval from the Naval Air Systems Command Headquarters, Washington, DC 20361.
      (4)Prime contractors: Prime contractors shall submit proposed publicity release information for approval prior to release via the DOD contracting officer or contract administrator and technical representative to NAVAIRSYCOM for review as required by the Industrial Security Manual.
     (5)  Subcontractors:     Subcontractors shall submit any

                                6

Enclosure (31)

                          UNCLASSIFIED
                          UNCLASSIFIED
                                               OPNAVINST S5513.8B
                                                           5APR89

material prepared by them for public release approval through their prime contractor.

       E. Release of classified information at classified symposia, seminars and technical society meetings: All speeches, presentations, etc., to be released at classified symposia, seminars or technical society meetings sponsored by organizations other than the Department of Defense will be submitted to NAVAIRSYCOM for coordination and approval not later than 30 days prior to the proposed date of release. The request for review of the document and approval of its contents must include the name of individual making the presentation, title of the symposium, seminar or technical society meeting, sponsoring organizations, and a statement that the paper has been reviewed for technical content and proper security classification and does not contain information regarding patented information that is subject to the Patent Secrecy Act.
      F. Foreign disclosure: No information relating to the AN/ALQ165 countermeasures set/Airborne Self-protection Jammer
Project   may   be   released  to  foreign   nationals,   foreign
governments,   or  international  organizations,   except   where
specific written approval from AIR-714 or higher authority is obtained in each instance as required by OPNAVINST 5510.48J. All requests for disclosures of classified information relating to this project received from any foreign or international source shall be referred to NAVAIRSYSCOM for coordination.
In addition to established foreign release procedures, the AN/ALQ-165 Foreign Release Plan approved by the Office of the Secretary of Defense provides additional guidance.
     (1)  Foreign sales programs:
           (a) The principles governing the classification of information related to FMS programs are found in the Military Assistance and Sales Manual (MASM) (NOTAL) and the desires and practices of the country customers.
          (b) Information associating the AN/ALQ-165 system with a foreign country in connection with preparing, planning and budgetary data is unclassified.
           (c) In a price and availability estimate, unit quantities and/or production delivery schedules identified with a specific foreign country are Confidential. After issuance of the letter of offer, unit quantities and production delivery schedule data can be declassified with concurrence of country customer.
           (d) Information which identifies by nomenclature or other description the total or partial system configuration for a particular country will be unclassified if consistent with Navy
and/or   Air  Force  requirements  unless  the  foreign   country
indicates otherwise.
           (e) Delivery schedules to a foreign country will be Confidential unless the foreign country indicates otherwise.

                                                   Enclosure (31)
                                7

                          UNCLASSIFIED
                          UNCLASSIFIED
OPNAVINST S5513.8B
5 APR 1989

When classified, such schedules may be declassified after delivery of the last system/subsystem covered by the schedule.
            (f) Operational deployment/basing concepts and schedules for the AN/ALQ-165 within a foreign country will be classified classified by the foreign country.
           (g) Because of the discretionary nature of paragraph 09F(1) c, F(1)e, and G(1)f, information which is not classified for one country's program may be classified for another country's program. Thus, care must be exercised in applying the above guidance.
     H.   Downgrading/declassification:
        (1) Documents containing information requiring classification by this guide shall be marked: Classified by OPNAVINST S5513.8B, enclosure (31); Declassify on: OADR.
      F.    All  technical  documents shall contain  distribution
statements as follows:
            (a)    Documents   including  system   effectiveness:
DISTRIBUTION STATEMENT F: Further dissemination only as directed by Commander, Naval Air Systems Command (Attn: Code PMA-272),
(date), or higher DOD authority.
          (b)  All other documents:     Distribution Statement D:
Distribution authorized to DOD and DOD contractors only; Administrative/operational, software documentation or critical technology; (date). Other requests shall be refereed to Commander, Naval Air Systems Command (Attn: Code PMA-272).

10.       BRIEF JUSTIFICATION:     Not applicable.

11.  SECONDARY DISTRIBUTION:  DOD and DOD contractors only.

                                8
Enclosure (31)
                          UNCLASSIFIED
                          UNCLASSIFIED

                                               OPNAVINST S5513.8B
                                                       5 APR 1989

01.  IDENTIFYING DATA
     ID:  08B-03
     CL:  U
     SU:  ECM/ECCM, GENERAL
     OC:  CNO (OP-09N2); DTIC-A
     CA:  CNO (OP-09N)
     OD:  75-03-24
     CD:  89-02-15
     RD:  91-02-15

02.  THREAT/BACKGROUND:

      A.   This guidance is applicable in the absence of specific
ECM/ECCM program guidance.
      B. Information previously authorized for publication at a lower classification than now required by this guide is not upgraded.

03.  MISSION:

     A. Definition: Electronic Countermeasures (ECM) is that major subdivision of Electronic Warfare involving actions taken to prevent or reduce the effectiveness of enemy equipment and tactics employing or affected by electromagnetic radiations and to exploit the enemies use of such radiation.
       B.     Definition:     Electronic  counter-countermeasures
(ECCM) is that major subdivision of Electronic Warfare involving actions taken to ensure our own effective use of electromagnetic radiations despite the enemy's use of countermeasures.

04.   FINANCIAL:     All budgetary data shall be designated: FOUO
(Unclassified upon release to Congress).

05.  MILESTONES:    IOC Dates:     C    (Declassify after IOC).

06.  DESIGN PERFORMANCE AND FUNCTIONAL CHARACTERISTICS:

     A.   Accuracy (includes direction finding (DF)):
          (1)  System range, bearing, range rate: C-OADR
            (2)    Circuitry:      C-OADR  (where  basic   system
characteristics are specified or are an accumulation).
          (3)  IFF: C-OADR
          (4)  Target classification capability:  S-OADR
     B.   Control:
          (1)  Interface, NTDS:    S-OADR
          (2)  Manning requirements:    U
          (3)  Data links:    S-OADR
          (4)  Infrared, optics:   S-OADR

Enclosure (3)

                          UNCLASSIFIED

                          UNCLASSIFIED
OPNAVINST 5513.8B (CONT)

C.   Range:
     (1)  Predicted detection:     C-OADR
     (2)  Operational detection:   C-OADR
     (3)  Maximum detection:  C-OADR
      (4)   Target classification versus range capability:     S-
OADR
D.   Resolution:
     (1)  Beam patterns: C-OADR
     (2)  Target resolution/range/bearing:   C-OADR
     (3)  Frequency response: C-OADR
     (4)  Narrow bandwidth frequency response:    S-OADR
E.   Signature characteristics:
     (1)  Receiving bandwidth:     C-OADR
     (2)  Transmission bandwidth:  C-OADR
     (3)  Receiving sensitivity:   C-OADR
     (4)  Source level:  C-OADR
     (5)  IR signature information:     S-OADR
     (6)  Radar cross-section information:   S-OADR
     (7)  Noise figure:  C-OADR
     (8)  IR suppression:     S-OADR
F.   Reliability/availability:
        (1)     System    reliability/availability   demonstrated
capability:
C-OADR
     (2)  Effectiveness: C-OADR
G.   System capability:
     (1)  Target capability:  S-OADR
       (2)    Operational  capability  with  respect  to   threat
environment  defined by current intelligence information:     TS-
OADR
     (3)  Power output:  C-OADR
     (4)  Signal display  capacity:     C-OADR
     (5)  Data storage capacity:   C-OADR
     (6)  Information rate:   C-OADR
     (7)  Modes of operation: C-OADR
     (8)  IFF: C-OADR
     (9)  Response time: C-OADR
      (10) Interface capability for data input to command system:
S-OADR
S-OADR
     (11) Modulation techniques:   S-OADR
H.   Energy requirements:
     (1)  Specific, related to performance parameters: C-OADR
     (2)  Total, related to overall system requirements:    U
I.   Vulnerability:
     (1)  Susceptibility to:
          (a)  Countermeasures:    S-OADR
          (b)  Counter-countermeasures: S-OADR
          (c)  Detection decoys:   S-OADR
          (d)  Motional interference:   C-OADR
          (e)  Electromagnetic pulse radiation:   C-OADR
     (2)  Infrared:

                                2
Enclosure (3)


                          UNCLASSIFIED
                          UNCLASSIFIED
                                               OPNAVINST S5513.8B
                                                       5 APR 1989

          (a)  Suppression:   S-OADR
            (b)    Effects  of  threat  signals  in   operational
environment:   S-OADR
     (3)  Jamming:  S-OADR
     (4)  Deception:     S-OADR
     (5)  Overpressure:  S-OADR
J.   Sidelobe canceller techniques:
     (1)  Basic theory:  U
      (2) Application to a specific military system or family of systems: C-OADR

07.  OPERATIONAL AND TACTICAL:

     A.   Seaborne tests and evaluation:
           (1) Specific operational test and evaluation data shall be classified following topics of this guide. Data revealing:
          (a)  Minor deficiencies: C (Declassify when corrected).
          (b)  Major deficiencies: S (Declassify when corrected).
          -1   Specific: S-OADR
          -2   General:  C-OADR

      B. Logistics and support: U (Unless information is revealed requiring classification by other topics of this guide for operational security purpose).
      C. Tactics developed for operational use: C-OADR unless information requiring a higher classification by this guide is revealed.
     D.   Environment requirement and parameters: S-OADR
     E.   Objectives:
          (1)  Specific: S-OADR
           (2)   General: C     (Declassify 6 years after IOC  of
equipment involved).
          (3)  Tests:    S-OADR
      F. Infrared deception and suppression related to threat systems in operational environment: TS-OADR

08.  HARDWARE:

      A. Hardware will be classified only if it in itself reveals classified aspects of the system or if necessary for operational security purposes.

09.  OTHER:    Not applicable.

10.  BRIEF JUSTIFICATION:     Not applicable.

11.    SECONDARY   DISTRIBUTION:    U.S.   Government   and   its
contractors.

                                3
                                                    Enclosure (3)
                          UNCLASSIFIED