Form 10-Q
period 1997-09-26
COMPTEK RESEARCH INC/NY
filed 1997-11-07
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                            FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997.

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

                 Commission file number   1-8502


                         Comptek Research, Inc.
      _____________________________________________________
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
_________________________________       ______________________
(State or other jurisdiction           (I.R.S. Employee
 of incorporation or organization)     Identification No.)


         2732 Transit Road, Buffalo, New York 14224-2523
       __________________________________________________
       (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code (716) 677-4070


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
                                       Yes    X  No


        Class                    Outstanding at October 31, 1997
_________________________        ________________________________
Common $.02 Par Value                         5,182,052


<PAGE 1>

                     COMPTEK RESEARCH, INC.

                              INDEX



                                                            Page
PART I.     Financial Information                         Number

Item 1.     Financial Statements

      Consolidated Condensed Balance Sheets
      September 26, 1997, and March 31, 1997                   3

      Consolidated Condensed Statements of Operations
      Thirteen and Twenty-Six Weeks Ended
      September 26, 1997, and September 27 , 1996              4

      Consolidated Condensed Statements of Cash Flows
      Twenty-Six Weeks Ended September 26, 1997,
      and September 27, 1996                                   5

      Consolidated Statement of Changes in Shareholders'
      Equity Twenty-Six Weeks Ended September 26, 1997         6

      Notes to the Consolidated Condensed
      Financial Statements                                     7

      Independent Auditors Review Report                       9

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations          10


PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                 12

<PAGE 2>

                    COMPTEK RESEARCH, INC. AND
                            SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands)

                                          Sept. 26,     March 31,
                                            1997           1997
                                         ----------      --------
                                         (Unaudited)
Assets
Current assets:
Cash and equivalents                            $250          $425
Receivables                                   13,639        15,534
Inventories                                    1,776         1,381
Prepaids                                         696           271
Other                                            178           202
                                            --------      --------
     Total current assets                     16,539        17,813

Equipment and leasehold improvements,
net of accumulated depreciation and
amortization of $7,832 at September
26, 1997, and $7,346 at March 31, 1997         2,114         2,179

Goodwill                                       4,337         4,467
Other assets                                     296           333
                                            --------      --------
     Total assets                            $23,286       $24,792
                                            ========      ========

Liabilities and Shareholders' Equity

Current liabilities:
Current installments of long-term debt        $1,079        $1,079
Accounts payable                               4,264         3,345
Accrued salaries and benefits                  2,311         2,933
Other accrued liabilities                      1,572         2,218
                                            --------       -------
     Total current liabilities                 9,226         9,575
                                            --------       -------

Deferred income taxes                            349           349
Long-term debt, excluding current              2,379         4,296
installments

Shareholders' equity:
Common stock                                     108           107
Additional paid-in capital                    15,533        15,130
Less loan to officer                           (168)         (218)
Accumulated deficit                          (2,402)       (3,609)
                                          ----------      --------
                                              13,071        11,410

Less cost of treasury shares                 (1,739)         (838)
                                           ---------      --------
     Total shareholders' equity               11,332        10,572
                                           ---------      --------

Total liabilities and shareholders'          $23,286       $24,792
equity                                    ==========      ========

See accompanying notes to consolidated
condensed financial statements

<PAGE 3>


              COMPTEK RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

              (In thousands, except per share amounts)


                                 Thirteen Weeks        Twenty-Six Weeks
                                     Ended                  Ended

                                Sept.       Sept.      Sept.       Sept.
                                 26,         27,        26,         27,
                                 1997       1996       1997        1996
                               -------     -------    -------    --------
 Net sales                      $17,071    $18,904    $35,581     $36,913
                                -------    -------    -------    --------
 Operating costs and
 expenses:
      Cost of sales              13,554     15,851     28,653      30,697
      Selling, general and        2,161      1,864      4,349       3,871
        administrative
      Research and                  179        199        366         535
      development               -------    -------    -------     -------
 Operating profits                1,177        990      2,213       1,810
 Interest expense, net              126        159        235         326
                                -------    -------    -------     -------
 Income before income taxes       1,051        831      1,978       1,484
 Income taxes                       409        333        771         594
                                 ------    -------    -------     -------
 Net income                        $642       $498     $1,207        $890
                                =======    =======    =======     =======
 Net income per common and
 common equivalent share:
      Primary                  $   .12     $  .10     $   .22    $   .17
                               =======     =======    =======    =======
      Fully-Diluted            $   .12     $  .10     $   .22    $   .17
                               =======     =======    =======    =======
 Weighted average number of
 common and common equivalent
 shares
      Primary                    5,406      5,243      5,370       5,214
                               =======    =======    =======    ========
      Fully-Diluted              5,427      5,249      5,428       5,218
                               =======    =======    =======    ========


 See accompanying notes to consolidated condensed financial statements

 <PAGE 4>

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF
                             CASH FLOWS
                            (Unaudited)

                           (In thousands)
                                          Twenty-Six Weeks Ended
                                          Sept. 26,     Sept. 27,
                                             1997          1996
                                          ---------      --------
 Cash flows from operating activities:
      Net income                              $1,207        $890
                                           ---------    --------
      Adjustments to reconcile net
      income to net cash provided
      by operating activities:

           Depreciation and amortization         616         615
           Deferred income taxes                 395         350
           Other assets                           37          21
           Other non-cash charges                127         130
           Changes in assets and
           liabilities providing
           (using) cash:
                 Receivables                   1,895       (128)
                 Inventories                    (395)          49
                 Other current assets           (401)         283

           Accounts payable and accrued         (744)       (187)
           liabilities
                                           ---------    --------
           Total adjustments                   1,530       1,133
                                           ---------    --------
 Net cash provided by operating               $2,737      $2,023
 activities                                ---------    --------
 Cash flows from investing activities:

      Expenditures for equipment and          ($421)      ($220)
      leasehold improvements

      Repayment from (subsidiary loan
      to) officer                                50        (218)
                                           ---------    --------
 Net cash used by investing activities        ($371)      ($438)
                                           ---------    --------
 Cash flows from financing activities:

      Net repayment of revolving debt       ($1,397)    ($1,146)
      Payment of long-term debt                (520)       (520)
      Purchase of treasury shares              (901)       (159)
      Sale of treasury shares                    ---         318
      Issuance of stock under Equity

 Incentive Plan                                  277         132
                                           ---------    --------
 Net cash used by financing activities      ($2,541)    ($1,375)
                                           ---------    --------
 Net increase in cash and equivalents         ($175)        $210

 Cash and equivalents at beginning of            425         160
 year                                      ---------    --------

 Cash and equivalents at end of period          $250        $370
                                           =========    ========

 See accompanying notes to consolidated condensed financial statements

 <PAGE 5>

                  COMPTEK RESEARCH, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                            SHAREHOLDERS' EQUITY

                 Twenty-Six Weeks Ended September 26, 1997
                                (Unaudited)

                               (In thousands)



                             Addi-
                            tional            Retained
                    Common  Paid-In  Loan to  Earnings   Treasury
                    Stock   Capital  Officer  (Deficit)    Stock     Total
                   -------  -------  -------  --------   --------   ------

 Balance at March      $107 $15,130   $(218)   ($3,609)     ($838)  $10,572
 31, 1997

 Net income             ---     ---      ---      1,207        ---    1,207

 Sale of Common           1     403      ---       ----        ---      404
 Stock

 Repayment on           ---     ---       50        ---        ---       50
 loan to officer
 for stock
 purchase

 Purchase of            ---     ---      ---        ---      (901)    (901)
 118,020 treasury     _____  ______   ______     ______     ______   ______
 shares

 Balance at
 September 26,         $108 $15,533   ($168)   ($2,402)   ($1,739)  $11,332
 1997               ======= =======   ======   ========   ========  =======

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

   The results of operations for the twenty-six weeks ended
   September 26, 1997, are not necessarily indicative of the results to be expected for the full year.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS 128), which is required to be adopted for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted. The new requirement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards.

   Had SFAS 128 been effective for the twenty-six weeks ended
   September 26, 1997, the following would be disclosed:

                               Twenty-six weeks ended
                             September        September
                              26, 1997         27, 1996
                            ___________      ___________
       Net income per
       share
            Basic              $0.23            $0.17
            Diluted            $0.22            $0.17
       Shares used in per
       share calculation
       (in thousands)
            Basic              5,246            5,185
            Diluted            5,370            5,214

3.   Inventories (in thousands)

                       September        March
                          26,            31,
                         1997           1997
                        ________       ________
     Parts                $1,479         $1,162
     Work-in-process         253            170
     Finished goods           44             49
                        ________       ________
          Total           $1,776         $1,381
                        ========       ========

<PAGE 7>

4. During the twenty-six weeks ended September 26, 1997, 118,020 common shares of the Company's treasury stock were purchased.
   The total number of treasury shares as of September 26, 1997 was 243,209.

5. During the twenty-six weeks ended September 26, 1997, the Company granted 125,000 options under its Equity Incentive Plan and 5,000 options under its Stock Option Plan for the Non-Employee Directors. Accordingly, options for 476,093 shares were outstanding under the Equity Incentive Plan and 68,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors. A total of 212,017 shares were exercisable under both plans.

<PAGE 8>

               Independent Auditors' Review Report




The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of September 26, 1997, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the twenty-six week periods ended September 26, 1997 and September 27, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 6, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/ KPMG Peat Marwick
                                   KPMG Peat Marwick LLP

Buffalo, New York
October 16, 1997
<PAGE 9>


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


FINANCIAL CONDITION

Operating activities generated $2,737,000 in positive cash flow during the six months ended September 26, 1997, an increase of 35% from the prior year's first half. Since the start of fiscal 1998 the primary sources of cash were driven by increases in net income, collection of accounts receivable of $1,895,000 and the increase of accounts payable of $744,000. Positive cash flow during the six months ended September 26, 1997, was used to reduce long-term debt by $1,917,000, purchase 118,000 common shares, costing $901,000, for the treasury, and purchase capital equipment valued at $421,000. The Company's total debt-to-equity ratio improved to 1.05 to 1 at September 26, 1997 from 1.34 to 1 at March 31, 1997 and 1.69 to 1 at September 27, 1996.

The Company anticipates that the cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

RESULTS OF OPERATIONS

Net sales for the six months ended September 26, 1997 were $35,581,000, a decrease of 3.6% from the prior year's first six
month's net sales of  $36,913,000.   For the second quarter the
Company recorded net sales of $17,071,000, representing a decrease of approximately 10% from the second quarter last fiscal year. These decreases are primarily due to a reduction in lower-margin subcontractor work on the Company's Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy. The reduction in these sales is the result of the U.S. Navy contracting directly with subcontractors as opposed to this activity passing through the Company's U.S. Navy contract. The Company does not, at this time, anticipate a recovery of this pass-through subcontractor activity. The Company currently expects, however, that increased activities on other Services and Systems contracts during the remaining two quarters of fiscal 1998 will off-set the reduction in these lower-margin
subcontractor sales.   Backlog as of September 26, 1997, was
$95.8 million down from $103.9 million at the start of the fiscal year and $116 million, a record high, on September 27, 1996.

The Engineering and Technical Services segment ("Services") primarily performs under cost-reimbursement and time-and-materials contracts, while the Defense Systems segment ("Systems") typically operates under fixed-price contracts. The Company assumes greater financial risk on fixed-price contracts than on either cost-reimbursement and time-and-material contracts. Fixed-price contracts, however, also provide the Company with greater profit opportunities.

The pass-through subcontractor work under the ECMS contract, included in the Services segment, generates lower than average gross margin for the Company. The decrease in Services subcontractor sales, as discussed above, coupled with increases in higher-margin Systems sales, resulted in an overall gross margin increase to 20.6% for the second quarter compared with 16.2% for the same period in the prior year. Similarly, gross margin for fiscal 1998 year to date was 19.5% compared with 16.8% in the prior year.

Marketing and bidding efforts were increased during the first-half of fiscal 1998, as the Company experienced an elevated level of requests for quotations. Year to date, selling general and administrative ("S,G&A") expense increased to $4.3 million from $3.9 million. As a percentage of sales, total S,G&A expense increased to 12.2% year to date compared with 10.5% in the prior year. This increase, in addition to elevated marketing and bidding activity, is also due to the decrease in the net sales the Company experienced during the second quarter.

Research and development ("R&D") expenditures decreased to $366,000 for the first six months of fiscal 1998 from $535,000 in
the prior year.   In the prior year, primarily in the first
quarter, the Company concentrated efforts on the completion of certain simulation/stimulation products that were recently acquired through Advanced Systems Development Inc., ("ASDI").
For the second quarter, R&D expense was $179,000 compared with
$199,000 for the second quarter in the prior year.   R&D expense
is expected to increase over the next two quarters. Total R&D expenditures for fiscal 1998 are currently expected to be approximately equal to that in the prior year.

Net interest expense for the first six months decreased in the current year to $235,000 compared with $326,000 in the prior year. This decrease is the result of a lower than average outstanding balance on the revolving credit note in the current year and the continued repayment of the term note associated with the acquisition of ASDI.

<PAGE 10>

In view of the recent increase in the level of foreign sales activities (11% of sales in fiscal 1997, up from less than 3% of sales in fiscal 1996), the Company established a Foreign Sales Corporation ("FSC") in fiscal 1998. A portion of the income attributed to the FSC is exempt from Federal income tax, which allowed the Company to report an overall effective tax rate of 39% for the first six months of fiscal 1998. The Company expects to recognize a lower effective tax rate as international sales increase. In the prior fiscal year, the effective tax rate was 40%.

OTHER ACTIVITIES

For the fiscal year ended March 31, 1996, the Company wrote-down its investment in ARIA Wireless Systems, Inc. (ARIA), which filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code on April 30, 1996. As previously discussed in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997, in connection with the bankruptcy proceedings of ARIA, the Company, as a creditor, filed a proof of claim in the amount of $3 million, and ARIA notified the Company of its intent to assert claims, of an unspecified amount, against the Company. Based on the Plan of Reorganization of ARIA and an agreement among ARIA and certain creditors, including the Company, which was approved by the Court on October 1, 1997, the Company will receive in settlement of its claims, 250,000 shares of ARIA common stock, representing 5% of the total issued and outstanding ARIA common stock (the "Bankruptcy Court's Order"). In connection with the agreement, the parties thereto entered into mutual releases of actual and potential claims.

Once the terms of the Bankruptcy Court's Order are carried out, any intentions to assert claims by ARIA against the Company will be resolved. The Company's equity interest in ARIA to be received as part of the Bankruptcy distribution will be recorded on the Company's books at zero value and no material effect on the Company's financial position, results of operations, and liquidity is expected.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is required to be adopted for fiscal periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact the financial statement disclosures.

SFAS No. 131 " Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is required to be adopted for fiscal periods beginning after December 15, 1997. In the initial period of application comparative information for earlier periods is to be restated. This statement need not be applied to interim financial statements in the initial period of its application, however comparative information is required in financial statements for interim periods in the second year of application. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. These statements include the Company's current expectations regarding a lower effective tax rate, sales activities, S,G&A, R&D expenses for the balance of the current fiscal year, as well as the impact of the Company's equity interest in ARIA. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997.

<PAGE 11>

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)        Exhibits:

   10.1  Amendments P00002 to P00006 to Prime Contract No. N00024-
         97-C-6431.

   10.3  Amendment P00206 to Prime Contract
         No. N00024-90-C-5208.

   10.4  Amendment P00015 to Prime Contract
         No. N00123-94-D-0033.

   11    Comptek Research, Inc. and Subsidiaries Primary and
         Fully Diluted Earnings Per Common and Common Equivalent Share for the Three and Six Months Ended September 26, 1997 and September 27, 1996.

   27    Financial Data Schedule

___________________



(b)      Reports on Form 8-K:

         None

<PAGE 12>


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  November 6, 1997            By:   /s/ John J. Sciuto
                                   __________________________
                                   John J. Sciuto
                                   Chairman, President and
                                   Chief Executive Officer



Date:  November 6, 1997            By: /s/ Laura L. Benedetti
                                   ___________________________
                                   Laura L. Benedetti
                                   Vice President of Finance and
                                   Treasurer (Principal
                                   Accounting and Financial
                                   Officer)

<PAGE 13>

                        INDEX TO EXHIBITS
                          - - - - - - -


  Exhibit                                                       Page
    No.                   Description of Exhibit                No.
  -------      -------------------------------------------     -----
    10.1       Amendments P00002 to P00006 to Prime              16
               Contract No. N00024-97-C-6431.

    10.2       Amendment P00206 to Prime Contract No.            40
               N00024-90-C-5208.

    10.3       Amendment P00015 to Prime Contract No.            45
               N00123-94-D-0033.

     11        Comptek Research, Inc. and Subsidiaries           15
               Primary and Fully Diluted Earnings Per
               Common and Common Equivalent Share for the
               Three and Six Months Ended September 26,
               1997 and September 27, 1996.

     27        Financial Data Schedule                           49


_____________________

<PAGE 14>

Exhibit 11

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES
                PRIMARY AND FULLY DILUTED EARNINGS PER
                  COMMON AND COMMON EQUIVALENT SHARE

   Three and Six Months Ended September 26, 1997 and September 27, 1996
               (In thousands, except per share amounts)


                             Three Months Ended     Six Months Ended

                              Sept.     Sept.        Sept.      Sept.
                               26,       27,          26,        27,
                              1997     1996          1997      1996
                             ------   ------        ------    ------
  Net Income                   $642      $498       $1,207       $890

  INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE -
  PRIMARY:

  Weighted average common
  shares outstanding for
  the period                  5,244     5,216        5,246      5,185

  Weighted average common
  shares assuming exercise
  of stock options using
  average market price          162        27          124         29

  Common and common
  equivalent shares -
  primary                     5,406     5,243        5,370      5,214

  Net income per share  -
  primary                    $  .12    $  .10        $ .22     $  .17

  INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE -
  FULLY DILUTED:

  Weighted average common
  shares outstanding for
  the period                  5,244     5,216        5,246      5,185

  Weighted average common
  shares assuming exercise
  of stock options using
  the higher of the average
  market price or the
  market price at the end
  of the period                 183        33          182         33

  Common and common
  equivalent shares  -
  fully diluted               5,427     5,249        5,428      5,218

  Net income per share -     $  .12    $  .10       $  .22     $  .17
  fully diluted

<PAGE 15>


Exhibit 10.1
Amendments P00002 to P00006 to
Contract No. N00024-97-C-6431

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       2
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00002                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-MR-23166                    7-0251-23166
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: K. HENRY/SEA-02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          | X |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1997
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA (if required)

-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |
     | 52.204-2 SECURITY REQUIREMENTS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |              7/10/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00002
                                                      PAGE 2 OF 2

The purpose of this modification to contract N00024-97-C-6431 is to incorporate an updated DD Form 254, Contract Security
Classification Specification. Accordingly, subject contract is hereby modified as follows:

1)   Under SECTION J - LIST OF DOCUMENT, EXHIBITS AND OTHER
  ATTACHMENTS, replace the Contract Security Classification
  Specification, DD Form 254 - Attachment 3, 2 page(s), with the updated DD Form 254.

2) This modification shall result in no change of contract price.

3) Except as provided herein all other terms and conditions of said contract shall remain unchanged and in full force and effect.


DEPARTMENT OF DEFENSE
CONTRACT SECURITY CLASSIFICATION SEPCIFICATION

(The requirements of the DoD Industrial Security Manual apply to all security aspects of this effort.)

1.   CLEARANCE AND SAFEGUARDING

     a.   Facility Clearance Required

          SECRET

     b.   Level of Safeguarding Required

          SECRET

2.   THIS SEPCIFICATION IS FOR:  (X and complete as applicable)

     a.   PRIME CONTRACT NUMBER

     X    N00024-97-C-6431

     b.   SUBCONTRACT NUMBER

     c.   SOLICITATION OR OTHER NUMBER         DUE DATE (YYMMDD)

     X    N00024-94-PR-91804

3.   THIS SPECIFICATION IS:  (X and complete as applicable)

     a.   ORIGINAL  (Complete date in all cases) DATE (YY-MMM-DD)

     X                                               97-APR-30

     b.   REVISED (Supersedes     Revision No.   DATE (YY-MMM-DD)
        all previous specs)

     c.   FINAL (Complete Item 5 all cases  DATE (YY-MMM-DD)


4. IS THIS A FDLLOW ON CONTRACT? YES X NO If yes, complete the following:

     Classified material received or generated under N0024-90-C-
     5208 (Preceding Contract Number) is transferred to this follow-on contract.

5. IS THIS A FINAL DD FORM 254? YES X NO If yes, complete the following:

     In response to the contractor's request dated ____________, retention of the identified classified material is authorized for the period of _______________________

6.   CONTRACTOR (Include Commercial and Government Entity (CAGE)
   Code)

     a.   NAME, ADDRESS, AND ZIP CODE

          COMPTEK FEDERAL SYSTEMS, INC.
          2732 TRANSIT ROAD
          BUFFALO, NY 14224-2523

     b.   CAGE CODE

          OTTJ6

     c.   COGNIZANT SECURITY OFFICE (Name, Address, and Zip)

          NORTHEAST REGION, DIS
          NEW ENGLAND SECTOR
          BARNES BUILDING
          BOSTON, MA 02210-2192

7.   SUBCONTRACTOR

     a.   NAME, ADDRESS, AND ZIP CODE

     b.   CAGE CODE

     c.   COGNIZANT SECURITY OFFICE (Name, Address, and Zip)

8.   ACTUAL PERFORMANCE

     a.   LOCATION

          COMPTEK FEDERAL SYSTEMS, INC.
          2121 CRYSTAL DRIVE
          ARLINGTON, VA 22202-1638

     b.   CAGE CODE

          8F681

     c.   COGNIZANT SECURITY OFFICE (Name, Address, and Zip)

          CAPITAL AREA, DIS
          DIRECTOR OF INDUSTRIAL SECURITY
          HOFFMAN BUILDING #1, ROOM 748
          ALEXANDRIA, VA 22331-1000

9.   GENERAL IDENTIFICATION OF THIS PROCUREMENT

     PROVIDE ENGINEERING SUPPORT FOR COMBAT DIRECTION SYSTEM
     COMBAT SYSTEMS.

10.  THIS CONTRACT WILL REQUIRE ACCESS TO:     YES  NO

     a. COMMUNICATIONS SECURITY (COMSEC)
        INFORMATION                             X

     b. RESTRICTED DATA                              X

     c. CRITICAL NUCLEAR WEAPON DESIGN
        INFORMATION                                  X

     d. FORMERLY RESTRICTED DATA                     X

     e. INTELLIGENCE INFORMATION
        (1)  Sensitive Compartmented
             Information (SCI)                       X
        (2)  Non-SCI                             X

     f. SEPCIAL ACCESS INFORMATION                   X

     g. NATO INFORMATION                         X

     h. FOREIGN GOVERNMENT INFORMATION               X

     i. LIMITED DISSEMINATION INFORMATION            X

     j. FOR OFFICIAL USE ONLY INFORMATION            X

     k. OTHER (Specify)                          X
          10E(2) INTELLIGENCE INFO

11.  IN PERFORMING THIS CONTRACT, THE           YES  NO
     CONTRACTOR WILL:

     a. HAVE ACCESS TO CLASSIFIED INFORMATION
        ONLY AT ANOTHER CONTRACTOR'S FACILITY
        OR A GOVERNMENT ACTIVITY                     X

     b. RECEIVE CLASSIFIED DOCUMENTS ONLY            X

     c. RECEIVE AND GENERATE CLASSIFIED
        MATERIAL                                 X

     d. FABRICATE, MODIFY, OR STORE
        CLASSIFIED HARDWARE                          X

     e. PERFORM SERVICES ONLY                        X

     f. HAVE ACCESS TO U.S. CLASSIFIED
        INFORMATION OUTSIDE THE U.S.
        PUERTO RICO, U.S. POSSESSIONS AND
        TRUST TERRIROTIES                            X

     g. BE ARTHORIZED TO USE THE SERVICES
        OF DEFENSE TECHNICAL INFORMATION CENTER
        (DTIC) OR OTHER SECONDARY DISTRIBUTION
        CENTER                                   X

     h. REQUIRE A COMSEC ACCOUNT                     X

     i. HAVE TEMPEST REQUIREMENTS                    X

     j. HAVE OPERATIONS SECURITY (OPSEC)
        REQUIREMENTS                                 X

     k. BE AUTHORIZED TO USE THE DEFENSE
        COURIER SERVICE                              X

     l. OTHER (Specify)                              X


     DD Form 254, DEC 90   Previous editions are obsolete  BOS/34

12. PUBLIC RELEASE. Any information (classified or unclassified)pertaining to this contract shall not be released for public dissemination except as provided by the Industrial
     Security Manual or unless it has been approved for public release by appropriate U.S. Government authority. Proposed public releases shall be submitted for approval prior to release.

     ___ Direct       __X__ Through (Specify)

     Commander, Naval Sea Systems Command (SEA 00D)

     to the Directories for Freedom of Information and Security
     Review, Office of the Assistant Secretary of Defense (Public
     Affairs) for review in the case of non-DoD User Agencies requests for disclosure shall be submitted to that agency.

13. SECURITY GUIDANCE. The security classification guidance needed for this classified effort is identified below. If any difficulty is encountered in applying this guidance or if any other contributing factor indicates a need for changes in this guidance, the contractor is authorized and encouraged to provide recommended changes; to challenge the guidance of the classification assigned to any information or material furnished or generated under this contract and to submit any questions for interpretation of this guidance to the official identified below.
     Pending final decision, the information involved shall be handled and protected at the highest level of classification assigned or recommended. (Fill in as appropriate for the classified effort.
     Attach or forward under separate correspondence any documents/guides/extracts referenced herein. Add additional pages as needed to provide complete guidance).

     SECURITY CLASSIFICATION GUIDANCE IS AS FOLLOWS;

     OPNAVINST S5513.3B-13.1 (U) COMBAT DIRECTION SYSTEM (CDS)
     NARRATIVE: 9T-INT  CONDITIONS OF RELEASE FOR INTELLIGENCE
     DOCUMENTS
     NARRATIVE: 9T-INT-1  OPNAVINST 3811.1C THREAT SPT TO WPN SYS
     PLN ACQ
     NARRATIVE:  9T-INT-2  OPNAVINST 3880.6 STILO PRG AND INTEL
     SPT FOR RDT&

14. ADDITIONAL SECURITY REQUIREMENTS. Requirements, in addition to ISM requirements are established for this contract. (If yes identify the pertinent contractual clauses in the contract document itself, or provide and appropriate statement which identifies the additional requirements. Provide a copy of the requirements to the cognizant security office. Use item 13 if additional space is needed.)

     ____Yes   __X__ No

15. INSPECTIONS. Elements of the contract are outside the inspection responsibility of the cognizant security office.
     (If Yes, explain and identify specific areas or elements carved out an the activity responsible for inspections. Use item 13 if additional space is needed.)

16. CERTIFICATION AND SIGNATURE. Security requirements stated herein are complete and adequate for safeguarding the classified information to be released or generated under this classified effort. All questions shall be refereed to the official named below.

     a.   TYPED NAME OF CERTIFYING OFFICIAL

          P.A. BENNETT

     b.   TITLE

          CONTRACTING OFFICER FOR SECURITY MATTERS

     c.   TELEPHONE (Include Area Code)

          (703) 602-3784

     d.   ADDRESS (Include Zip Code)

          NAVAL SEA SYSTEMS COMMAND
          ARLINGTON, VA 22242-5160

     e.   SIGNATURE

          /S/P.A. BENNETT

17.  REQUIRED DISTRIBUTION:

     X    a.  CONTRACTOR

          b.  SUBCONTRACTOR

     X    c.  COGNIZANT SECURITY OFFICE FOR PRIME AND
              SUBCONTRACTOR

          d.    U.S. ACTIVITY RESPONSIBLE FOR OVERSEAS
              SECURITY ADMINISTRATION

     X    e.  ADMINISTRATIVE CONTRACTING OFFICER

     X    f.  OTHERS AS NECESSARY SEA OOG

DD Form 254 Reverse, DEC 90


-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00003                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54651                    7-03KF-54651
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APR 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, NAVSEA
     |    5252.232-9104 ALLOTMENT OF FUNDS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                           TAR's 37281
                                 37283

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            9/9/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00003
                                                      PAGE 2 OF 2

     The purpose of this modification is to provide additional funds under CLIN 0001AD & 0001AE in the amount of $336,944.00.
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1.   Funding under SECTION H ALLOTMENT OF FUNDS NAVSEA
  5252.232.9104 is increased as follows:

ITEM                ESTIMATED COST     FIXED FEE       TOTAL
0001AD               178,133.00        10,414.00       188,547.00
0001AE               140,201.00         8,196.00       148,397.00
                     318,334.00        18,610.00       336,944.00

2. The amount funded to date, per the attached financial accounting data sheets is increased by $336,944.00 from $50,000.00 to a new total of $386,944.00 apportioned as follows:

ITEM      ESTIMATED COST      FIXED FEE       TOTAL  CATEGORY
0001AA                 0             0            0  RDT&E
0001AB                 0             0            0  FMS
0001AC                 0             0            0  O&MN
0001AD           178,133        10,414      188,547  OPN
0001AE           187,439        10,958      198,397  SCN
0001AF                 0             0            0  WPN
0001AG                 0             0            0  MISC
0001             365,572        21,372      386,944

     (a) The total estimated amount of this contract is $55,612,666.00 ($52,541,136.00 estimated cost, and $3,071,530.00 fixed fee).

3. Except as provided herein, all other terms and conditions remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00003
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AE            AA          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54651
    N0002497TA37283
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

3P      WCL    0    068342     2D     000000   23027  400    006D
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $148,397.00                     N0002496PD77010

PAGE TOTAL     $148,397.00

GRAND TOTAL

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:      7/8/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

7/22/97
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00003
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AD            AB          1771810        82M8           310


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54651
    TAR37281
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     000000   M8130  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $188,547.00                     N0002497AF382M8

PAGE TOTAL     $188,547.00

GRAND TOTAL    $188,547.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.S. GERARD
              J.S. GERARD 703-602-0976x515
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

JUL 18 1997
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00004                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54651                    7-03KF-54651
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS - SEA 0251       BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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


     SEE ATTACHED  TAR 37302



Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

          JAMES E. ERTEL, CONTRACTS ADMINISTRATOR

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
          NAVAL SEA SYSTEMS COMMAND
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED

          \S\JAMES E. ERTEL                       09/23/97
Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            09/25/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                             N00024-97-C-6431
                                             P00004
                                             PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0001AG in the amount of $31,800 and to add in Sections C through F for sub line items 0001AA through 0001AG. As a result of this modification the total amount funded to date is increased by $31,800 from $386,944 to $418,744. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, Item modified as follows to move ceiling from Item 0001 to Items
0001AG:


ITEM      EST. COST      FIXED FEE TOTAL CPFF     MAN HOURS
0001      $9,519,182     $554,763  $10,073,945    277,947
0001AA    $0             $0        $0             0
0001AB    $0             $0        $0             0
0001AC    $0             $0        $0             0
0001AD    $  178,133     $ 10,414  $188,547         5,202
0001AE    $  187,439     $ 10,958  $198,397         5,474
0001AF    $0             $0        $0             0
0001AG    $     30,057   $  1,743  $ 31,800           877
TOTAL     $9,914,811     $577,878  $10,492,689    289,500


2. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $31,800 is hereby added as follows:

ITEM      EST. COST      FIXED FEE      TOTAL CPFF     MAN HOURS
0001AG    $  30,057      $ 1,743        $31,800          1,235

3. Under Section C, DESCRIPTION/SPECIFICATION/WORK STATEMENT/ add sub line items 0001AA through 0001AG to Item 0001.

4.  Under Section D, PACKAGING and MARKING, add the following for
Item 0001AA through 0001AG

Items 0001AA through 0001AG - There are no packaging or marking requirements associated with these services.

5. Under Section E, INSPECTION AND ACCEPTANCE, change Item 0001 to read as follows:

ITEMS 0001AA through 0001AG - Source inspection shall be conducted by the Contract Administration Office (CAO) in accordance with FAR 52.246-5. Source acceptance of the services shall be made by Certificate of Completion submitted to the Contract Administration Office at the completion of all of t he sub line item.

6. Under Section F, DELIVERIES OR PERFORMANCE, change Item 0001 to read as follows:

ITEMS 0001AA, 0001AB and 0001AD through 0001AG - The contractor shall perform all services required under these Items from 30
April 1997 through 29 April 1998.

ITEM 0001AC - The contractor shall perform all services required under this Item from 30 April 1997 through 30 September 1997.

                                             N00024-97-C-6431
                                             P00004
                                             PAGE 3 OF 3


7. Under Section H, ALLOTMENT OF FUNDS clause, paragraph (c) is revised to read as follows:

CLINs/SLINs 0001AD, 0001AE and 0001AG are fully funded and performance under these CLINS/SLINs is subject to the clause of this contract entitled `LIMITATION OF COST" (FAR 52.232-20).

8. As a result of this modification the total amount funded to date is increased by $31,800 from $386,944 to $418,744. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

9. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00004
-----------------------------------------------------------------
5.          6.                7.

CLIN/SLIN      ACRN             ACCOUNTING CITATION
               CRITICAL

-----------------------------------------------------------------
0001AG            AC          5773600 297 4750 664556 000000
                              00000 65704F 503000 F78100


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR 37302
-----------------------------------------------------------------
8. AMOUNT (CRITICAL)               NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $31,800.00                      XRST976800036

PAGE TOTAL     $31,800.00

GRAND TOTAL

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/M. O'DRISCOLL

DATE:     07 AUG 97


COMPTROLLER APPROVAL:

SIGNATURE     /S/ELEANOR G LIGGENS
              E.G. LIGGENS 703-602-1354x318
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

07 AUG 97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00005                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54653                    7-03KF-54653
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          | X |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APR 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, NAVSEA
     |    5252.232-9104 ALLOTMENT OF FUNDS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            9/26/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00005
                                                      PAGE 2 OF 2

The purpose of this modification is to fully fund Items 0001AD and 0001AE in the amount of $255,003. As a result of this modification the total amount funded to date is increased by $255,003 from $418,744 to $673,747. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, Item modified as follows to move ceiling from Item 0001 to Items
  0001AD and 0001AE:


ITEM         EST. COST    FIXED FEE    TOTAL CPFF    MAN HOURS
0001           $9,278,263     $540,679   $9,818,942      270,914
0001AA                 $0           $0           $0            0
0001AB                 $0           $0           $0            0
0001AC                 $0           $0           $0            0
0001AD           $272,613      $15,937     $288,550        7,960
0001AE           $333,878      $19,519     $353,397        9,749
0001AF                 $0           $0           $0            0
0001AG            $30,057       $1,743      $31,800          877
TOTAL          $9,914,811     $577,878  $10,492,689      289,500


2. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $255,003 is hereby added as follows:

ITEM          EST. COST    FIXED FEE    TOTAL CPFF    MAN HOURS
0001AD            $94,480       $5,523     $100,003        2,758
0001AE           $145,439       $8,561     $155,000        4,275

3.   Under Section G, add the following provision:

This contract is to be paid by Subline Item and by ACRN. The oldest ACRN for each Subline Item should be used first for payment.

4. As a result of this modification the total amount funded to date is increased by $255,003 from $418,744 to $673,747.
  Attachment B is a summary of the funding by subline item. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

5. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AD            AD          1771810        12LU           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54653
    N0002497TR37308
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   LU061  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $100,003.00                     N0002497AF3121

PAGE TOTAL     $100,003.00

GRAND TOTAL    $100,003.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     7/25/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/4/97
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AE            AE          1721611        A224           252
0001AE            AF          1721611        A224           252
0001AE            AG          1721611        A224           252
0001AE            AH          1721611        A224           252
0001AE            AJ          1721611        A224           252
0001AE            AK          1731611        A224           252
0001AE            AL          1731611        A224           252



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54653
    N0002497TR37275
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

3H      WMW    0    068342     2D     000000   21942  9TS    1018
3H      WMW    0    068342     2D     000000   21943  9TS    1028
3H      WMW    0    068342     2D     000000   21944  9TS    1038
3H      WMW    0    068342     2D     000000   21945  9TS    1048
3H      WMW    0    068342     2D     000000   21946  9TS    1058
3H      WMW    0    068342     2D     000000   21947  9TS    1018
3H      WMW    0    068342     2D     000000   21948  9TS    1028
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $15,000.00                      N0002492PD4D535
                                   DDG-68

   $15,000.00                      N0002492PD4D535
                                   DDG-69

   $15,000.00                      N0002492PD4D535
                                   DDG-70

   $15,000.00                      N0002492PD4D535
                                   DDG-71

   $15,000.00                      N0002492PD4D535
                                   DDG-72

   $ 5,000.00                      N0002493PD4D535
                                   DDG-73

   $10,000.00                      N0002493PD4D535
                                   DDG-74

PAGE TOTAL

GRAND TOTAL

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     7/28/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/4/97
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AE            AM          1731611        A224           252
0001AE            AN          1731611        A224           252
0001AE            AP          1741611        A224           252
0001AE            AS          1741611        A224           252
0001AE            AU          1741611        A224           252



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54653
    N0002497TR37275
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

3H      WMW    0    068342     2D     000000   21949  9TS    1038
3H      WMW    0    068342     2D     000000   21950  9TS    1048
3H      WMW    0    068342     2D     000000   21951  9TS    1018
3H      WMW    0    068342     2D     000000   21952  9TS    1028
3H      WMW    0    068342     2D     000000   21953  9TS    1038
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $10,000.00                      N0002493PD4D535
                                   DDG-75

   $10,000.00                      N0002493PD4D535
                                   DDG-76

   $15,000.00                      N0002494PD4D535
                                   DDG-77

   $15,000.00                      N0002494PD4D535
                                   DDG-78

   $15,000.00                      N0002494PD4D535
                                   DDG-79


PAGE TOTAL     $155,000.00

GRAND TOTAL

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ZELMA S. PLUMMER
ZELMA PLUMMER

DATE:     7/28/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/4/97
-----------------------------------------------------------

                    FUNDING SUMMARY
ITEM       COST     FEE      TOTAL     HOURS   POP
0001
0001AD     $272,613  $15,937  $288,550   7,960 4/30/97-4/29/98
0001AE     $333,878  $19,519  $353,397   9,749 4/30/97-4/29/98
0001AG      $30,057   $1,743   $31,800     877 4/30/97-4/29/98
TOTAL      $636,548 $37,199  $673,747  18,586

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00006                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N0002497TAR37343                        7-03K-37343
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: A. Van Houten/SEA 02511       BUFFALO, NY 14202
PHONE: Area Code 703/602-8105
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
                                |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-6431
                                |   |---------------------------
                                |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        97APR30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHMENT A
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
     CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
     DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
 X   |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    ALLOTMENT OF FUNDS CLAUSE
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          Ann Van Houten
          CONTRACTING OFFICER, NAVAL SEA SYSTEMS
          COMMAND
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |             9/29/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to fully fund Items 0001AA and 0001AD in the amount of $377,464. As a result of this modification the total amount funded to date is increased by $377,464 from $673,747 to $1,051,211. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:


ITEM         EST. COST    FIXED FEE    TOTAL CPFF    MAN HOURS
0001           $8,921,552     $519,926   $9,414,478      260,362
0001AA            $50,084       $2,920      $53,004        1,548
0001AB                 $0           $0           $0            0
0001AC                 $0           $0           $0            0
0001AD           $579,240      $33,770     $613,010       16,913
0001AE           $187,439      $10,958     $198,397        9,749
0001AF                 $0           $0           $0            0
0001AG            $30,057        1,743       31,800          928
TOTAL          $9,914,811     $577,878  $10,492,689      289,500

2. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $377,464 is hereby added as follows:

ITEM         EST. COST    FIXED FEE    TOTAL CPFF    MAN HOURS
0001AA            $50,084       $2,920      $53,004        1,547
0001AD           $306,627      $17,833     $324,460        8,953

A summary of total contract funding is attached.

3. Under Section F, DELIVERIES OR PERFORMANCE, add Item 0001AA as follows:

Item 0001AA - The contractor shall perform all services required under this Item from September 29, 1997 through September 30,
1998.

4.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE., add Item 0001AA to paragraph (c).

5. As a result of this modification the total amount funded to date is increased by $377,464 from $673,747 to $1,051,211. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

6. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00006
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AA            AV          1771319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR 37343

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

SA      S3K    0    068342     2D     980360   S0164  ETS    ETS0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $53,004.00                      N0002497AF184TA
                                   PE63582N

PAGE TOTAL     $53,004.00

GRAND TOTAL    $53,004.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 03KQ1

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/A.T. MILLS
              AUDREY T. MILLS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

9/8/97
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00006
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AD            AX          1771810        82MB           252

THIS FUNDING EXPIRES ON 30 SEPTEMBER 1999



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR 37335

-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

4L      S4F   0    068342     2D     000000   MB040  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $324,460.00                     N0002497PD30341


PAGE TOTAL     $324,460.00

GRAND TOTAL    $324,460.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/H.R. HAUSE
CAPT H.R. HAUSE, PMS430
Ph (703)602-0647 X600 Fax (703)602-0649

DATE:

2 SEP 97

COMPTROLLER APPROVAL:


SIGNATURE     /S/D.C. Plummer
              D.C. Plummer 703-602-0978x512
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

SEP 11 1997
-----------------------------------------------------------

ITEM    COST      FEE      TOTAL       HOURS    POP
0001AA    $50,084   $2,920     $53,004   1,548  9/29/97-9/30/98
0001AD   $579,240  $33,770    $613,010  16,913  4/30/97-4/29/98
0001AE   $333,878  $19,519    $353,397   9,749  4/30/97-4/29/98
0001AG    $30,057   $1,743     $31,800     929  4/30/97-4/29/98
TOTAL    $993,259  $57,952  $1,051,211  29,138

Exhibit 10.2
Amendment P00206 to Prime Contract
No. N00024-90-C-5208

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00206                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54649                       7-03KF-54649
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          | X |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            8/14/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-90-C-5208
                                                           POO206
                                                      PAGE 2 OF 3

The purpose of this Modification is to create new Subline Item and provide additional funds under CLIN 0033AN in the amount of $30,000.00. Accordingly, the contract is modified as follows:

1. Funding under Clause H-2 ALLOCATION AND ALLOTMENT OF FUNDS is increased as follows:


ITEM            EST COST         FIXED FEE       TOTAL
0033AN          28,037           1,963           30,000

2. SECTION B - SUPPLIES OR SERVICES AND PRICES/COSTS, is restated adding the following new Subline Item.

     0033AN - Combat Systems Engineering, Integration and
              Technical Support for Royal Australian Navy (RAN)

3. The amount funded to date is increased by $30,000.00 by $48,014,140.00 to a new total $48,044,140.00 apportioned as follows:

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

                                                 N00024-90-C-5208
                                               N00024-97-FR-54649
                                                 Modification POO
                                                      Page 3 of 3

ITEM    ESTIMATED    COM     FIXED FEE  AMOUNT     CATEGORY
SUB
TOTAL    40,592,505  26,344  2,842,283  43,461,132

0031AA    1,012,149       0     70,851   1,083,000 O&MN
0032AB      448,488       0     31,394     479,882 RDT&E,N
0032AC      130,841       0      9,159     140,000 SCN(FY91)
0032AD      126,636       0      8,864     135,500 OPN
0032AE            0       0          0           0 WPN
0032AF            0       0          0           0 APN
0032AG            0       0          0           0 FMS
0032AH            0       0          0           0 DBOF
0032AJ            0       0          0           0 OTHER
0032AK      247,664       0     17,336     265,000 SCN(FY94)
0032AL       46,729       0      3,271      50,000 SCN(FY96)
0032AM      136,314       0      9,542     145,856 RDT&E,(ETS)
0032AN       19,279       0      1,350      20,629 SCN(FY88)
0032AP       14,019       0        981      15,000 SCN(FY93)
TOTAL     2,182,119       0    152,748   2,334,867

0033AA      224,299       0     15,701     240,000 O&MN
0033AB      247,664       0     17,336     265,000 RDT&E,N
0033AC      658,878       0     46,122     705,000 SCN(FY96)
0033AD      255,137       0     17,860     272,997 OPN
0033AE            0       0          0           0 WPN
0033AF            0       0          0           0 APN
0033AG            0       0          0           0 FMS
0033AH            0       0          0           0 DBOF
0033AJ            0       0          0           0 OTHER
0033AK      280,508       0     19,636     300,144 RDT&E,(ETS)
0033AL       56,075       0      3,925      60,000 SCN(FY91)
0033AM      350,467       0     24,533     375,000 SCN(FY94)
0033AN       28,037       0      1,963      30,000 FMS AUSTRALIAN
TOTAL     2,101,065       0    147,076   2,248,141

SUB-TOTAL
TO DATE  44,875,689  26,344  3,142,107  48,044,140

4. Only costs specifically identifiable to FMS Case AT-P-GVU are chargeable to this TI 96-X44 CLIN/SLIN 0033AN. Common support costs which benefit multi customers may not be charged to this TI. Only TI 96-X44 dated the same date as this mod is chargeable to CLIN/SLIN 0033AN.

5. Except as provided herein, all other terms and conditions of Contract NOOO24-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00206
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0033AN            KM          17-11X8242      8RAU          251


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497FR54649
    TI 96-X44(B)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WC      380    0    068342     2D     CCXT02   044GB  ESS    102Z
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $30,000.00                      N0002494PDGVU01


OBJECT CLASS CODE ADDED TO CORRECT LINE OF ACCOUNTING.

PAGE TOTAL     $30,000.00

GRAND TOTAL    $30,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:     07/22/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/Lucile T. Stafford
              L.T. Stafford 703-602-8396x602
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/8/97
-----------------------------------------------------------

Exhibit 10.3
Amendment P00015 to Prime Contract No.
N00123-94-D-0033

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00015                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.

-----------------------------------------------------------------
6. ISSUED BY CODE N68936 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3306A

RESEARCH AND ENGINEERING CONTRACTS        DCMAO SYRACUSE
COMPETENCY                                615 ERIE BOULEVARD
NAWCWPNS CODE 216000E                     WEST SUITE 200
POINT MUGU, CA 93042-5000                 SYRACUSE, NY 13204-2408
DANIEL R. MAHAN, 805/989-1915
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
                                |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          | X |     CONTRACT/ORDER NO.
                                |   |     N00123-94-D-0033
                                |   |---------------------------
                                |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        29 APRIL 1994
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
 x   | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
  X  |    AUTHORITY OF:
     |    FAR 43,103(a)(3); mutual agreement of the parties
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
     |
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign
  this document and return two copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

See page two


Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)

          Andrew Ryan
          Director of Contracts & Administration

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          H.G. KELLEY
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED

          /S/Andrew Ryan

Signature of person authorized to sign            97 SEP 11

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/H.G. KELLEY
-----------------------------------------------------------------
(Signature of Contracting officer)   |            15 SEP 97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to add, delete, and substitute clauses to Section B of Contract N00123-94-D-0033.

ADD:

FEE, COST PLUS FIXED FEE - INDEFINITE QUANTITY TYPE CONTRACTS
(JAN 1992) The percentage of fee applicable to task orders will be the same rate established in the basic contract which is 3.10% of the total cost of the negotiated contract.

NOTE: The total fixed fee shall not exceed the previously established total of $2,678,075. All references to fixed fees per direct labor hours are now eliminated.

DELETE:

FEE ADJUSTMENT DUE TO VARIATIONS IN THE LEVEL OF EFFORT AND
PAYMENT OF FEE; and SUBSTITUTE:

LEVEL OF EFFORT (COST PLUS FIXED FEE)(JAN 192)(NAVSUP)
(a) The level of effort estimated to be ordered during the term of this contract is 1,659,272 man-hours of direct labor, including authorized subcontract labor, if any, less those labor house used for completion type task orders.
(b) In performing a delivery order, the contractor may use and combination of hours of the labor categories listed in the delivery order.
(c) Either the "Limitation of Cost" or the limitation of Funds" clause, depending upon whether the order to fully funded, applies to each order under this contract and nothing in this clause amends the rights or responsibilities of the parties hereto under either of those two clauses. In addition, the notifications required by this clause are separate and distinct from any specified in either the "Limitation of Cost" or the "Limitation of Funds" clause.
(d) The contractor shall notify the contracting officer immediately in writing whenever there is reason to believe that:
(1) The level of effort the contractor expects to incur under any order in the next sixty (60) days, when added to the level of effort previously expended in the performance of the order, will exceed 75% of the level of effort established for that order; or
(2) The level of effort required to perform a particular order will be greater than the level of effort established for that order. As part of the notification, the contractor shall provide the contracting officer a revised estimate of the level of effort required to perform the order. As part of the notification, the contractor shall also submit a proposal for equitable adjustment to the estimated cost and fixed fee that would cover the increased level of effort. Any such upward adjustment shall be prospective only (i.e., will apply only to effort expended after a modification (if any) is issued).
(e) Within forty five (45) days after completion of the work under each delivery order, the contractor shall submit the following information directly, in writing, to the ordering officer, the contracting officer's technical representative and the Defense Contract Audit Agency to which vouchers are submitted.
(1) The total number of man-hours of direct labor, including any subcontract labor expended.
(2) A breakdown of this total showing the number if man-hours expended in each direct labor classification listed in the delivery order schedule, including the identification of key employees utilized.
(3) The contractor's estimate of the total allowable cost incurred under the delivery order.
(4) in the case of a cost underrun, the amount by which the estimated cost of the delivery order may be reduced to recover the excess funds.
(f) In the event that less than 100% of the estimated level of effort for this basic contract is expended; or if said level of effort has been previously revised upward, of the fee bearing portion of the additional hours by which the level of effort was last increased; or is actually expended by the completion date of the contract, the government shall have the option of:
(1) requiring the contractor to continue performance, subject to the provision of the "Limitation of Cost" clause, or as applicable, the "Limitation of Funds", clause, until the effort expended equals 100% of the original level of effort or of the fee bearing portion of the last upward revision; or
(2) Effecting a reduction in the fixed fee by the percentage by which the total expended man-hours is less than 100% of the original level of effort or the fee bearing portion of the last upward revision.
(g) In the event that the incurred level of effort exceeds 3% of the delivery order requirement, but doe not exceed the estimated cost of the contract, the contractor shall be entitled to cost reimbursement for actual hours expended, not to exceed the ceiling cost. The contractor shall be entitled to cost reimbursement for actual hours expended, not to exceed the ceiling cost. The contractor shall not be paid a fixed fee, however, on the level of effort in excess of 100% without complying with paragraph (d) above. This understanding does not superseded or change subsection (d) above, whereby the contractor and government may agree on a change to the delivery order level of effort with an equitable adjustment of both the cost and fee.
  Further, the contractor shall not exceed 100% of the total level of effort specified in the basic contract.



CONTRACT PERIOD

Estimated Cost             $86,695,361
Fixed Fee                    2,678,675
total Cost plus Fixed Fee  $89,373,436

As a result of this modification the fixed fee of all delivery orders issued under this contract will be modified as follows:

(1) For delivery orders that are physically completed - the fixed fee will be adjusted as part of the delivery order closeout process.
(2) Active delivery orders will be adjusted at the time there is a requirement for modification to the delivery order, i.e., incremental funding.