Form 10-Q
period 1997-12-26
COMPTEK RESEARCH INC/NY
filed 1998-02-09
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC

                               FORM 10-Q


(Mark One)
[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1997.

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________.


                    Commission file number   1-8502
                                           ----------


                         Comptek Research, Inc.

        (Exact name of registrant as specified in its charter)


       New York                                  16-0959023
_________________________________            __________________
(State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)            Identification No.)


2732 Transit Road, Buffalo, New York              14224-2523
________________________________________         ____________
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (716) 677-4070


                         Not Applicable
______________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X  No
                                           ------    -----

       Class                      Outstanding at January 30, 1998
_________________________         _______________________________
Common $.02 Par Value                         5,085,557

<PAGE 1>

                        COMPTEK RESEARCH, INC.

                                 INDEX


                                                            Page
PART I.     Financial Information                          Number

      Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
      December 26, 1997, and March 31, 1997                  3

      Consolidated Condensed Statements of Operations
      Thirteen and Thirty-Nine Weeks Ended December 26,
      1997, and December 27, 1996                            4

      Consolidated Condensed Statements of Cash Flows
      Thirty-Nine Weeks Ended December 26, 1997,
      and December 27, 1996                                  5

      Consolidated Condensed Statement of Shareholders'
      Equity Thirty-Nine Weeks Ended December 26, 1997       6

      Notes to the Consolidated Condensed Financial
      Statements                                             7

      Independent Auditors' Review Report                    8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    9


PART II.    Other Information


      Item 6.  Exhibits and Reports on Form 8-K             12

<PAGE 2>

       COMPTEK RESEARCH, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands)
                                           December      March
                                              26,         31,
                                             1997         1997
                                          -----------   -------
                                          (Unaudited)
Assets
Current assets:
Cash and equivalents                             $235       $425
Receivables                                    15,055     15,534
Inventories                                     2,180      1,381
Other assets                                      453        473
                                             --------    -------
     Total current assets                      17,923     17,813

Equipment and leasehold improvements,           2,363      2,179
  net of accumulated depreciation and
  amortization of $8,029 at December
  26, 1997, and $7,346 at March 31,
  1997

Goodwill                                        4,272      4,467
Other assets                                      110        333
                                             --------    -------
     Total assets                             $24,668    $24,792
                                             ========    =======

Liabilities and Shareholders' Equity

Current liabilities:
Current installments on long-term debt         $1,079     $1,079
Accounts payable                                4,251      3,345
Accrued salaries and benefits                   3,187      2,933
Other accrued liabilities                       1,916      2,218
                                             --------    -------
     Total current liabilities                 10,433      9,575
                                             --------    -------

Deferred income taxes                             349        349
Long-term debt, excluding current               2,255      4,296
  installments

Shareholders' equity:
Common stock                                      109        107
Additional paid-in capital                     15,635     15,130
Loan to officer for stock purchase               (168)      (218)
Accumulated deficit                            (1,738)    (3,609)
                                             --------    -------
                                               13,838     11,410

Less cost of treasury shares                   (2,207)      (838)
                                             --------    -------
     Total shareholders' equity                11,631     10,572
                                             --------    -------

Total liabilities and shareholders'           $24,668    $24,792
  equity                                     ========    =======

See accompanying notes to consolidated condensed financial statements

<PAGE 3>


                  COMPTEK RESEARCH, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                 (In thousands, except per share amounts)


                                  Thirteen Weeks        Thirty-Nine Weeks
                                      Ended                  Ended
                                   Dec.      Dec.       Dec.       Dec.
                                   26,        27,        26,       27,
                                   1997      1996       1997       1996
                                 -------    -------    -------   -------
  Net sales                       $17,252   $18,986    $52,833    $55,899
                                  -------   -------    -------    -------
  Operating costs and expenses:
       Cost of sales               13,662    15,806     42,315     46,503
       Selling, general and         2,179     1,982      6,528      5,853
         administrative
       Research and development       225       123        591        658
                                  -------   -------    -------    -------
  Operating profits                 1,186     1,075      3,399      2,885
  Interest expense, net                98       155        333        481
                                  -------   -------    -------    -------
  Income before income taxes        1,088       920      3,066      2,404
  Income taxes                        424       368      1,195        962
                                  -------   -------    -------    -------
  Net income                         $664      $552     $1,871     $1,442
                                  =======   =======    =======    =======
  Net income per share:
       Basic                     $  0.13    $  0.11    $  0.36   $  0.28
                                 =======    =======    =======   =======
       Diluted                   $  0.13    $  0.11    $  0.35   $  0.28
                                 =======    =======    =======   =======

  See accompanying notes to consolidated condensed financial statements

 <PAGE 4>

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                            (In thousands)

                                            Thirty-Nine Weeks
                                                   Ended
                                            Dec. 26,    Dec. 27,
                                              1997        1996
                                            --------    --------
  Cash flows from operating activities:
       Net income                             $1,871      $1,442
                                            --------    --------
       Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation and amortization        878         897
            Deferred income taxes                637         350
            Other assets                         223          24
            Other non-cash charges               127         130
            Changes in assets and
             liabilities providing
             (using) cash:
                 Receivables                     479      (1,162)
                 Inventories                    (799)        123
                 Other current assets             20         314
                 Accounts payable and
                  accrued liabilities            221       1,368
                                            --------    --------
            Total adjustments                  1,786       2,044
                                            --------    --------
  Net cash provided by operating              $3,657      $3,486
    activities                              --------    --------
  Cash flows from investing activities:
       Expenditures for equipment and          $(867)      $(474)
         leasehold improvements
       Repayment from (subsidiary loan to)        50        (218)
         officer                            --------    --------
  Net cash used by investing activities        $(817)      $(692)
                                            --------    --------
  Cash flows from financing activities:
       Net repayment of revolving debt       $(1,260)    $(2,009)
       Repayment of long-term debt              (781)       (780)
       Purchase of treasury shares            (1,369)       (313)
       Sale of treasury shares                   ---         318
       Issuance of stock under Equity
         Incentive Plan and
         Employee Stock Purchase Plan            380         230
                                            --------    --------
  Net cash used by financing activities      $(3,030)    $(2,554)
                                            --------    --------
  Net increase (decrease) in cash and          $(190)       $240
  equivalents
  Cash and equivalents at beginning of           425         160
    year                                    --------    --------
  Cash and equivalents at end of period         $235        $400
                                            ========    ========

  See accompanying notes to consolidated condensed financial statements

<PAGE 5>

                 COMPTEK RESEARCH, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                Thirty-Nine Weeks Ended December 26, 1997
                               (Unaudited)

                             (In thousands)

                                              Retained
                             Addi-            Earnings
                            tional            (Accumu-
                    Common  Paid-In  Loan to    lated    Treasury
                    Stock   Capital  Officer  Deficit)    Stock    Total
                    ------  -------  -------  --------   -------  -------
Balance at March      $107  $15,130   $(218)   $(3,609)    $(838) $10,572
31, 1997

Net income             ---      ---      ---      1,871       ---   1,871

Sale of common           2      505      ---        ---       ---     507
stock

Repayment on loan      ---      ---       50        ---       ---      50
to officer for
stock purchase

Purchase of 183,320    ---      ---      ---        ---   (1,369) (1,369)
treasury shares     ______  _______  _______   ________   _______ _______

Balance at December
26, 1997              $109  $15,635   $(168)   $(1,738)  $(2,207) $11,631
                    ======  =======  =======   ========   ======= =======


See accompanying notes to consolidated condensed financial statements

<PAGE 6>

                Comptek Research, Inc. and Subsidiaries

         Notes to Consolidated Condensed Financial Statements

                              (Unaudited)


1. In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is the Company's policy to end its first three quarterly accounting periods on the last Friday of each quarter, which includes thirteen weeks of operations. The fourth quarter ends on March 31. Except as noted in the following paragraph, the financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements, which should be read in conjunction with these statements.

   Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  128
   "Earnings per Share" has been adopted by the Company for the period ended December 26, 1997. SFAS No. 128 requires the presentation of earnings per share to include both basic and diluted calculations by all entities that have issued common stock or potential common stock. The adoption of SFAS No. 128 has not had a material impact on the calculation of earnings per share.

   The results of operations for the thirty-nine weeks ended December 26, 1997 and December 27, 1996, are not necessarily indicative of the results to be expected for the full year.


2.

Inventories (in thousands)
                             December 26,    March 31,
                                 1997          1997
                             ------------  -------------
      Parts                        $1,486         $1,162
      Work-in-process                 237            170
      Finished goods                  457             49
                             ------------  -------------
           Total                   $2,180         $1,381
                             ============  =============


3. During the thirty-nine weeks ended December 26, 1997, 183,320 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. The total number of treasury shares as of December 26, 1997 was 308,509.

4. During the thirty-nine weeks ended December 26, 1997, the Company granted 125,000 options under its Equity Incentive Plan and 25,000 options under its Stock Option Plan for the Non-Employee
   Directors. Accordingly, options for 469,893 shares were outstanding under the Equity Incentive Plan and 88,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors. A total of 210,817 shares were exercisable under both plans.

<PAGE 7>
                  Independent Auditors' Review Report


The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of December 26, 1997, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the thirty-nine week periods ended December 26, 1997 and December 27, 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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




                                   /S/ KPMG Peat Marwick
                                   KPMG Peat Marwick LLP

Buffalo, New York
January 16, 1998

<PAGE 8>
                 Management's Discussion and Analysis


Financial Condition

Cash flow from operations totaled $3,657,000 for the nine months ended December 26, 1997, a 5% increase from the same period in the prior
year.   Primary sources of cash through the first three quarters of fiscal 1998 included increases in net income, and the collection of accounts receivable of $479,000. Positive cash flow for the nine months ended December 26, 1997, was used to reduce total long-term debt by $2,041,000, purchase 183,000 common shares, costing $1,369,000 for the treasury, and purchase capital equipment totaling $867,000. The Company's total debt-to-equity ratio improved to 1.12 to 1 at December 26, 1997, from 1.35 to 1 at March 31, 1997, and 1.65 to 1 at December 27, 1996.

The Company anticipates that the cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

Results of Operations

Net sales for the nine months ended December 26, 1997, were $52,833,000, a decrease of 5% when compared with the prior year's net sales of $55,899,000. The Company recorded net sales for the third quarter of $17,252,000, a 9% decrease from the third quarter last year. The decreases are primarily due to a reduction in lower-margin subcontractor work on the Company's Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy. The reduction in these sales is the result of the U.S. Navy contracting directly with subcontractors as opposed to this activity passing through the Company's U.S. Navy contract. The Company does not, at this time, anticipate a recovery of this pass-through subcontractor activity. The Company currently expects, however, that increased activity on other contracts during the fourth quarter of fiscal 1998 may partially off-set the reduction in these lower-margin subcontractor sales.

Backlog as of December 26, 1997, was $91.8 million, down from $103.9 million at the beginning of the fiscal year. Subsequently, on January 15, 1998, the Company was awarded a U.S. Navy contract with an initial value of $25.8 million, increasing backlog, as of such award date, to
more than $115 million.   This cost-reimbursement contract, awarded by
the Space and Naval Warfare Systems Center, in San Diego, California provides for one additional option year, exercisable by the Navy, valued at $9.1 million.

The Engineering and Technical Services segment ("Services") primarily performs under cost-reimbursement and time-and-materials contracts, while the Defense Systems segment ("Systems") typically operates under fixed-price contracts. The Company assumes greater financial risk on fixed-price contract than on either cost-reimbursement and time-and-material contracts. Fixed-price contracts, however, also provide the Company with greater profit opportunities.

Gross margin, as a percent of sales, increased to 20.8% and 19.9% for the third quarter and the nine months ended December 26, 1997, respectively. The Service subcontractor pass-through sales, as discussed above, generate lower than average gross margins for the Company. This, coupled with increases in higher-margin Systems sales, resulted in an overall gross margin increase for both the third quarter and nine months ended December 26, 1997.

During the current fiscal year, the Company has increased marketing and bidding efforts in both Services and Systems divisions. The
Company continues to place an emphasis in both foreign

<PAGE 9>

and domestic markets. As a result, the Company has experienced elevated levels of requests for quotations during the year. This additional activity contributed to the increased year to date in selling, general and administrative ("S,G&A") expense. For the first
nine months S,G&A increased to $6.5 million from $5.8 million.   As a
percentage of sales, total S,G&A expense increased to 12.4% to date compared with 10.5% in the prior year. This percentage increase, in addition to elevated marketing and bidding activity, is also due to the decrease in the net sales for the year.

Research and development ("R&D") expenditures decreased to $591,000 for the period ended December 26, 1997, compared with $658,000 in the prior year. This decrease is the result of timing of R&D projects. In the prior year, the Company completed work on certain simulation/stimulation products in the first two fiscal quarters. In the current year, R&D efforts have been more evenly scheduled throughout the year. R&D expenditures for fiscal 1998 are currently expected to be approximately equal to that in the prior year.

Net interest expense for the period ended December 26, 1997, decreased to $333,000 compared with $481,000 in the prior year. This decrease is due to the continued repayment of the term note associated with the acquisition of ASDI. Additionally, the Company has experienced lower balances on its revolving credit note in the current year as compared to the prior year.

In view of the recent increases in the levels of foreign sales activities (11% of sales in fiscal 1997, up from less than 3% of sales in fiscal 1996), the Company established a Foreign Sales Corporation ("FSC") in fiscal 1998. A portion of the income attributed to the FSC is exempt from Federal income tax, which allowed the Company to report an overall effective tax rate of 39% for the nine months ended December 26, 1997. The Company expects to recognize a lower effective tax rate as international sales increase. In the prior fiscal year, the effective tax rate was 40%.

Other Activities

For the fiscal year ended March 31, 1996, the Company wrote-down its investment in ARIA Wireless Systems, Inc. ("ARIA"), which filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code on April 30, 1996. Based on the Plan of Reorganization of ARIA and an agreement among ARIA and certain creditors, including the Company, which was approved by the Court on October 1, 1997, the Company received in settlement of its claims, 250,000 shares of ARIA common stock, representing 5% of the total issued and outstanding ARIA common stock (the "Bankruptcy Court's Order").

As of February 5, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a bid price of $1.25 and ask price of $1.75. In connection with the ARIA bankruptcy, the Company has entered into a stock repurchase agreement with Rand Capital Corporation ("Rand"), a shareholder of the Company and investor in ARIA, whereby Rand may, between January 1, 1998 and March 31, 1998, require the Company to repurchase up to 49,221 shares of the Company held by Rand at a price of $9.59 per share.

The Company's equity interest in ARIA received as part of the Bankruptcy distribution is recorded on the Company's books at zero value. The Company does not currently expect the equity interest in ARIA or the repurchase of shares from Rand to have any material effect on the Company's financial position, results of operations or liquidity.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" has been adopted by the Company for the period ended
December 26, 1997.  SFAS No. 128 requires the

<PAGE 10>

presentation of earnings per share to include both basic and diluted calculations by all entities that have issued common stock or potential common stock. The adoption of SFAS No. 128 has not had a material impact on the calculation of earnings per share.

SFAS No. 130 "Reporting Comprehensive Income" is required to be adopted for fiscal periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its financial statement disclosures.

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is required to be adopted, by the Company, for fiscal periods beginning after December 15, 1997. In accordance with the Standard the Company is not required to apply SFAS No 131 to interim financial statements in the initial period of application, however comparative information will be presented in financial statements for interim period in the second year of application. In the initial period of application comparative information for earlier periods is to be restated. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

Year 2000 Compliance

The Company is currently evaluating the potential impact of computer programs failing to correctly recognize the Year 2000, a situation commonly referred to as the "Year 2000 Issue" or "Year 2000 Problem." The Company is in the process of completing the identification of computer programs or systems that may require modification or replacement. The Company does not currently anticipate that it will incur material expenditures to complete any such modification or replacement, as the Company believes that a majority of its systems are Year 2000 compliant, although there can be no assurance in this regard. The Company's potential issues in this regard include not only its own systems and products being Year 2000 compliant, but also those systems and products of its suppliers and customers. The Company has contacted all of its major suppliers and, on an on going basis, is evaluating each supplier's approach to compliance. The Company's largest customer group is the United States Department of Defense, which the Company believes is in the process of addressing Year 2000 Issues. A failure of suppliers or customers to successfully address the Year 2000 Issue could have a material adverse effect on the Company and its financial condition. Potential adverse effects include, without limitation, contract performance and payment delays.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. These statements include the Company's current expectations regarding a lower effective tax rate, sales activities, S,G&A, R&D expenses for the balance of the current fiscal year, as well as the impact of the Company's equity interest in ARIA and the repurchase of the Company's stock. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of
Defense programs.   Some additional risks and uncertainties, among
others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the Company's ability to expand sales in international markets; the Company's ability to complete future acquisitions without adversely affecting the Company's financial condition; and the possibility that material expenditures may be incurred by the Company, as the Company, its suppliers and its
customers, become Year 2000 Compliant.   Other risks and uncertainties
are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1997.
<PAGE 11>

                      PART II.  OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

  (a)      Exhibits:

  10.1      Amendments P00207 to P00208 to Prime
            Contract No. N00024-90-C-5208.

  10.2      Amendments P00007 to P00008 to Prime
            Contract No. N00024-97-C-6431.

  11 Comptek Research, Inc. and Subsidiaries Reconciliation of Basic and Diluted EPS Computations.

  27        Financial Data Schedule.


(b)         Reports on Form 8-K:


       None

<PAGE 12>

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMPTEK RESEARCH, INC.



Date: February 6, 1998           By: /s/ John J. Sciuto
                                     --------------------------
                                       John J. Sciuto
                                       Chairman, President and
                                       Chief Executive Officer



Date: February 6, 1998           By: /s/ Laura L. Benedetti
                                       Laura L. Benedetti
                                       Vice President Finance
                                       and Treasurer

<PAGE 13>
                           INDEX TO EXHIBITS
                             - - - - - - -



Exhibit                                                          Page
  No.                       Description of Exhibit                No.

10.1*         Amendments P00207 to P00208 to Prime Contract
              No. N00024-90-C-5208.                               15


10.2*         Amendments P00007 to P00008 to Prime Contract       21
              No. N00024-97-C-6431.

11*           Comptek Research, Inc. and Subsidiaries
              Reconciliation of Basic And Diluted EPS
              Computations.                                       40

27*           Financial Data Schedule.                            41



* The designated exhibit is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

<PAGE 14>

                             Exhibit 10.1


           Amendments P00207 to P00208 to Prime Contract No.
                            N00024-90-C-5208

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00207                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-MR-23199                    7-03KF1-23199
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL:    WHITMAN   02513W           BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MAR 90
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
 X   | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
 X   |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
     |
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            08/20/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification to N00024-90-C-5208 is to correct the Financial Accounting Data (FAD) Sheet issued under modification
P00166.  Accordingly, this contract is modified as follows:

1. Block 6A, ACRN, of the FAD sheet issued under modification P00166 is corrected to read "NZ." Replace the FAD sheet issued under modification P00166 with the attached FAD sheet.

2. Except as provided herein, all other terms and conditions of contract N00024-90-C-5208 remain unchanged and in full force and effect.

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00207
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0031AS                        1761711        8212           000

0031AS             NZ         1761711        8212           000



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002497MX23199
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

YW      WGL    0    068342     2D     980360   22175  400    001B

YW      WGL    0    068342     2D     980360   22175  400    001B
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $(-50,000.00)                   N0002496PD92376
      50,000.00                    N0002496PD92376

PAGE TOTAL

GRAND TOTAL    $0.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:


DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/L. SPAULDING
              L. SPAULDING 703-602-5000x402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

8/13/97
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00208                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-MR-23232                    7-03KF1-23232
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: MARLO THOMAS/02513T           BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 MAR 90
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
 X   |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
     |
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [ ] is not, [X] is required to sign this document and return 2 copies to the issuing office.

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

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED
          /S/JAMES E. ERTEL                       10/16/97

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            10/20/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                      N00024-90-C-5208
                                                                P00208
                                                           PAGE 2 OF 2


The purpose of this modification to contract N00024-90-C-5208 is to extend the period of performance for line item(s) 0003 and 0004 of specified technical instructions. This modification shall result in no change of contract price. Accordingly, subject contract is hereby modified as follows:

1. Extend the period of performance for the following technical insturctions.

T.I. No.           CLIN/SLIN             PERIOD OF PERFORMANCE
96-K51             0031AM                30 NOVEMBER 1997
97-X10             0032AB                30 NOVEMBER 1997
97-X26             0033AB                30 NOVEMBER 1997
95-X33             0028AC                31 DECEMBER 1997
97-XO9             0032AC/0032AK         31 DECEMBER 1997
97-X11             0032AB                31 DECEMBER 1997
97-X12             0033AK                31 DECEMBER 1997
97-X13             0032AB                31 DECEMBER 1997
97-X14             0033AK                31 DECEMBER 1997
97-X15             0033AK                31 DECEMBER 1997
97-X21             0033AC                31 DECEMBER 1997
97-X25             0033AD                31 DECEMBER 1997
97-X28             0033AC                31 DECEMBER 1997
97-X29             0033AC                31 DECEMBER 1997
97-X27             0033AB                31 DECEMBER 1997
97-X30             0033AC/0033AL/0033AM  31 DECEMBER 1997

2.   This modification shall result in no change of contract price.

3. Except as provided herein, all other terms and conditions of said contract N00024-94-C-5613 remain unchanged.

                             Exhibit 10.2


                      Amendments P00007 to P00008
                to Prime Contract No. N00024-97-C-6431

------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00007                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54506                    7-03KF1-54506
------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
CODE  S3305A

NAVAL SEA SYSTEMS COMMAND              DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY           1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/SEA 0251       BUFFALO, NY 14202
PHONE: Area Code 703/602-8000
------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
  ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |-----------------------
CEC NO: 789995610               |   |9B. DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |-----------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |-----------------------
TIN NO: 16-1411419              |   |10B. DATED SEE ITEM 13)
--------------------------------|   |      30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR
     |    3,103(b).
------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO
     |    PURSUANT TO AUTHORITY OF:
     |
------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    IN ACCORDANCE WITH SECTION H CLAUSE, 5252.232-9104
     |    ALLOTMENT OF FUNDS
------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                               TAR 37367
                                   37366
                                   38014
                                   37342

Except as provided herein, all terms and conditions of the document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                  15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |     16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
------------------------------------------------------------
(Signature of Contracting officer)   |            6 NOV 97
------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                      N00024-97-C-6431
                                                                P00007
                                                           PAGE 2 of 3

The purpose of this modification is to create and fully fund items 0001AH, 0001AK and 0001AL in the amount of $1,430,602. As a result of this modification the total amount funded to date is increased by $1,430,602 form $1,051,211 to $2,381,813. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1.   Under Section B SUPPLIES OR SERVICES AND PRICES/COSTS, replace
     Item 0001 with the following ceilings:

 ITEM   EST. COST  FIXED FEE  TOTAL CPFF    MAN       TYPE
                                           HOURS
0001    $7,569,739  $441,137   $8,010,876  218,590
0001AA     $50,084    $2,920      $53,004    1,548  RDT&E 97
0001AB           0         0            0        0  FMS
0001AC           0         0            0        0  O&MN 97
0001AD    $579,240   $33,770     $613,010   16,913  OPN 97
0001AE    $187,439   $10,958     $198,397    9,749  SCN 97
0001AF           0         0            0        0  WPN 97
0001AG     $30,057    $1,743      $31,800      928  MISC
0001AH    $283,478   $16,522     $300,000    8,760  O&MN 98
0001AJ           0         0            0        0  RDT&E 98
0001AK    $112,070    $6,532     $118,602    3,463  SCN 93
0001AL    $956,265   $55,735   $1,012,000   29,549  SCN 96
TOTAL   $9,768,372  $569,317  $10,337,689  289,500

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 001AH, 0001AK and 0001AL:

Item 0001AH - The Contractor shall perform all services required under TI 37342.
Item 0001AK - The Contractor shall perform all services required under TI 38014.
Item 0001AL - The Contractor shall perform all services required under TI 37366.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AH, 0001AK and 0001AL;

Items 0001AH, 0001AK and 0001AL - The Contractor shall provided the required services for this item from the date of this modification through April 29, 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $1,430,602 is hereby added as follows:

   ITEM      EST. COST   FIXED FEE  TOTAL CPFF   MAN HOURS
0001AH         $283,478     $16,522    $300,000       8,760
0001AJ               $0          $0          $0          $0
0001AK         $112,070      $6,532    $118,602       3,463
0001AL         $956,265     $55,735  $1,012,000      29,549

5. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS CLAUSE, add Items 0001AH and 0001AL to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $1,430,602 from $1,051,211 to $2,381,813. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.

------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER        2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                  P00007
-----------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN  A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
           CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
0001AH       AW          1781804        2U6N           252


         FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54506
    TAR 37342
------------------------------------------------------------
E.     F.   G.    H.        I.    J.       K.
PARM RFM  SA    AAA      TT     PAA      COST CODE
               (CRITICAL)                 PROJ         PDLI
                                          UNIT   MCC   & SUF
____________________________________________________________

SA   SCL   0   068342     2D     000000   46N05  000    0000
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $300,000.00                     N0002498RA02U6N

PAGE TOTAL     $300,000.00

GRAND TOTAL    $300,000.00

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/DENNIS TRESSLER FOR
CAPT. H.R. HAUSE, PMS430
Ph (703)602-0647  X 600 Fax (703) 602-0649
DATE:     1 OCT 97


COMPTROLLER APPROVAL:

------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER        2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                  P00007
-----------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN  A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
           CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
0001AK       AZ          1731611        8598           252


         FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54506
    TAR 38014
------------------------------------------------------------
E.     F.   G.    H.        I.    J.       K.
PARM RFM  SA    AAA      TT     PAA      COST CODE
               (CRITICAL)                 PROJ         PDLI
                                          UNIT   MCC   & SUF
____________________________________________________________

WB   WEH   0   068342     2D     000000   21979  543    0009
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $118,602.00                     N0002493PD83012

PAGE TOTAL     $118,602.00

GRAND TOTAL    $118,602.00

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/TAMMY SAMULES
TAMMY SAMULES, SEA 03KFP1

Ph (703)602-2596  X 311 Fax (703) 602-3723
DATE:     10/9/97


COMPTROLLER APPROVAL:

SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON 703-602-3130x212
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/20/97
-----------------------------------------------------------

------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER        2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                  P00007
-----------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN  A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
           CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
------------------------------------------------------------
0001AL       AY          1761711        8317           252


         FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54506
    TAR 37366
------------------------------------------------------------
E.     F.   G.    H.        I.    J.       K.
PARM RFM  SA    AAA      TT     PAA      COST CODE
               (CRITICAL)                 PROJ         PDLI
                                          UNIT   MCC   & SUF
____________________________________________________________

WA   WTL   0   068342     2D     000000   07207  400    0000
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $397,000.00                     N0002496AF28317

PAGE TOTAL     $397,000.00

GRAND TOTAL    $397,000.00

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE, PMS317F
DATE:     9/24/97


COMPTROLLER APPROVAL:

/S/V. JEFFERSON
V. JEFFERSON 703-602-3130X212
BY DIRECTION OF
CAPT. V.H. ACKLEY
DEPUTY COMMANDER/COMPTROLLER

DATE:     10/20/97

------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
------------------------------------------------------------

1. CONTRACT NUMBER        2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                  P00007
-----------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN  A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
           CRITICAL      ATION          (CRITICAL)      CLA
                        (CRITICAL)
------------------------------------------------------------
0001AL       AY          1761711        8317           252


         FINANCIAL ACCOUNTING DATA SHEET -- Continued
------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54506
    TAR 37367
------------------------------------------------------------
E.     F.   G.    H.        I.    J.       K.
PARM RFM  SA    AAA      TT     PAA      COST CODE
               (CRITICAL)                 PROJ         PDLI
                                          UNIT   MCC   & SUF
____________________________________________________________

WA   WTL   0   068342     2D     000000   07207  400    0000
------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $615,000.00                     N0002496AF28317

PAGE TOTAL     $615,000.00

GRAND TOTAL    $615,000.00

-----------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAN PAUL HOPE
JAN PAUL HOPE, PMS317F
DATE:     9/24/97


COMPTROLLER APPROVAL:

/S/V. JEFFERSON
V. JEFFERSON 703-602-3130X212
BY DIRECTION OF
CAPT. V.H. ACKLEY
DEPUTY COMMANDER/COMPTROLLER

DATE:     10/20/97

 ITEM     COST        FEE       TOTAL     HOURS      POP
0001AA     $50,084    $2,920     $53,004   1,548 9/29/97-9
0001AD    $579,240   $33,770    $613,010  16,913 4/30/97-4
0001AE    $333,878   $19,519    $353,397   9,749 4/30/97-4
0001AG     $30,057    $1,743     $31,800     929 4/30/97-4
0001AH    $283,478   $16,522    $300,000   8,760 11/7/97-4
0001AJ          $0        $0          $0       0
0001AK    $112,070    $6,532    $118,602   3,463 11/7/97-4
0001AL    $956,265   $55,735  $1,012,000  29,549 11/7/97-4
TOTAL   $2,345,072  $136,741  $2,481,813  70,911

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00008                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54523                    7-03KF-54523
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/SEA 0251            BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    INCREMENTAL FUNDING IN ACCORDANCE WITH NAVSEA 5252.9104
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF section headings, including solicitation/contract subject matter where feasible.)

                          SEE ATTACHED PAGES

C7024/TAR38008      C7022/TAR 38012
C70302/TAR38004     C7025/TAR38011
                    C70231/TAR38010
                    C7021/TAR38009

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/KATHLEEN MONAHAN FOR
-----------------------------------------------------------------
(Signature of Contracting officer)   |            11/26/97
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to: (1) make administrative changes to P00006, P00007 and (2) establish and fully fund Item, 0001AJ in the amount of $749,997. As a result of this modification the total amount funded to date is increased by $749,997 from $2,481,813 to $3,231,810. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Make the following administrative corrections to POOOO6 and P00007 as follows:

     A. P00006 Page 2 of 2 under Section B, SUPPLIES OR SERVICES AND PRICE/COSTS Item 0001AE Estimate Cost should read: $333,878, Fixed fee should read: $19,519, Total CPFF should read: $353,397.

     B. P00007 page 2 of 3 Opening paragraph beginning with "The purpose of ... $2,381,813 should read $2,481,813. Also in P00007 Page 2 of 3 under Section B, SUPPLIES OR SERVICES AND PRICE/COSTS Item 0001AE Estimate Cost should read: $333,878, Fixed Fee should read:
$19,519, total CPFF should read: $353,397. P00007 Page 3 of 3, Paragraph 6 correct the total amount funded to date: $2,381,813 should read $2,481,813.

2.   Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace
Item 0001 with the following ceilings:

  ITEM     EST COST  FIXED FEE   TOTAL CPFF  MAN HOURS     TYPE
0001      $6,861,047   $399,832   $7,260,879    196,691
0001AA       $50,084     $2,920      $53,004      1,548 RDT&E 97
0001AB            $0         $0           $0          0 FMS
0001AC            $0         $0           $0          0 O&MN 97
0001AD      $579,240    $33,770     $613,010     16,913 OPN 97
0001AE      $333,878    $19,519     $353,397      9,749 SCN 97
0001AF            $0         $0           $0          0 WPN 97
001AG        $30,057     $1,743      $31,800        928 MISC
0001AH      $283,478    $16,522     $300,000      8,760 O&MN 98
0001AJ      $708,692    $41,305     $749,997     21,899 RDT&E 98
0001AK      $112,070     $6,532     $118,602      3,463 SCN 93
0001AL      $956,265    $55,735   $1,012,000     29,549 SCN 96
          $9,914,811   $577,878  $10,492,689    289,500

3. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AJ:

Item 0001AJ - The Contractor shall perform all services required under Technical Instruction 38004, 38008, 38009, 38010, 38011.

4. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AJ:

Items 0001AJ - the Contractor shall provided the required services for this item from the date of this modification through 30 September
1998.

5. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $749,997 is hereby added as follows:

   ITEM          EST.COST    FIXED FEE    TOTAL CPFF    MAN HOURS
0001AJ           $708,692      $41,305     $749,997       21,899

A summary of total contract funding is attached.

6. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS CLAUSE., add Items 0001aj to paragraph (c).

7. As a result of this modification the total amount funded to date is increased by $749,997 from $2,481,813 to $3,231,810. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

8. Except as provided herein, all other terms and conditions remain unchanged.

                          FUNDING SUMMARY
   ITEM          COST         FEE         TOTAL         HOURS
0001AA            $50,084       $2,920      $53,004        1,548
0001AD           $579,240      $33,770     $613,010       16,913
0001AE           $333,878      $19,519     $353,397        9,749
0001AG            $30,057       $1,743      $31,800          929
0001AH           $283,478      $16,522     $300,000        8,760
0001AJ           $708,692      $41,305     $749,997       21,899
0001AJ           $112,070       $6,532     $118,602        3,463
0001AL           $956,265      $55,735   $1,012,000       29,549
0001AL           $956,265      $55,735   $1,012,000       29,549
TOTAL          $4,010,029     $233,781   $4,243,810      122,359
                  9914811       577878     10492689       289500

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38004                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $199,997.00                     N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $199,997.00

GRAND TOTAL    $199,997.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/TAMMY SAMUELS
TAMMY SAMUELS, SEA 03KFP1

DATE:     10/24/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38008                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $104,202.00                     N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $104,202.00

GRAND TOTAL    $104,202.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38009                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $84,188.00                      N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $84,188.00

GRAND TOTAL    $84,188.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38010                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $153,228.00                     N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $153,228.00

GRAND TOTAL    $153,228.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/JEFFREY L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38011                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $119,456.00                     N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $119,456.00

GRAND TOTAL    $119,456.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/JEFFREY L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

-----------------------------------------------------------------

                FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00008
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54523
    TAR 38012                                COMPTEK
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETSO
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $88,926.00                      N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $88,926.00

GRAND TOTAL    $88,926.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:


COMPTROLLER APPROVAL:


SIGNATURE     /S/JEFFREY L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

10/30/97
-----------------------------------------------------------

Exhibit 11

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES
         RECONCILIATION OF BASIC AND DILUTED EPS COMPUTATIONS

 Thirteen and Thirty-Nine Weeks Ended December 26, 1997 and December
                               27, 1996
               (In thousands, except per share amounts)


                                Thirteen Weeks        Thirty-Nine Weeks
                                     Ended                 Ended
                                 Dec.      Dec.       Dec.       Dec.
                                 26,        27,        26,        27,
                                 1997      1996       1997       1996
                                -----      -----     ------     ------
Basic EPS
     Net income (Numerator)      $664      $552      $1,871     $1,442
                                =====     =====      ======     ======
     Shares (Denominator)       5,172     5,235       5,221      5,201
                                =====     =====      ======     ======
     Net income per share -     $0.13     $0.11       $0.36      $0.28
       Basic                    =====     =====      ======     ======

Diluted EPS
     Net income (Numerator)      $664      $552      $1,871     $1,442
                                =====     =====      ======     ======
     Shares (Denominator)       5,308     5,240       5,349      5,222
                                =====     =====      ======     ======
     Net income per share -     $0.13     $0.11       $0.35      $0.28
       Diluted                  =====     =====      ======     ======