Form 10-K
period 1998-03-31
COMPTEK RESEARCH INC/NY
filed 1998-06-26
CIK 720031

\
               SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC

                           FORM 10-K


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998.

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  to


               Commission file number :   1-8502
                                        -------------

                         Comptek Research, Inc.
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-------------------------              ------------------------
(State or other jurisdiction            (I.R.S. Employee
of incorporation or organization)        Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
---------------------------------------        --------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (716) 677-4070

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
 Title of each Class                       which registered
----------------------------           -------------------------
Common Stock, $.02 par value            American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                              None
                     ----------------------

                        (Title of class)

                         Not Applicable
                    -----------------------
                        (Title of class)

<PAGE 1>

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based upon the closing sale price of the Common Stock on June 17, 1998, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant (the "Company" or "Comptek") was approximately $34.5
million.   Solely for purposes of this calculation, all persons
who are or may be executive officers or directors of the Company and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Company's Common Stock have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock, $.02 par value, was 4,989,268 at June 17, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek
Research, Inc. Proxy Statement for the Annual Meeting of
Shareholders, dated June 29, 1998, for the Annual Meeting to be held July 24, 1998 (the "Company's 1998 Definitive Proxy
Statement").

<PAGE 2>


                        TABLE OF CONTENTS

                                                         Page No.

                             PART I

Item 1. Business

       General                                              5
       Engineering and Technical Services                   6
       Defense Systems                                      7
       Marketing                                            7
       Customers                                            8
       Engineering and Manufacturing                        8
       Competition                                          9
       Backlog                                              9
       Research and Development                            10
       Employees                                           10
       Patents and Trade Secrets                           10
       Officers of the Registrant                          10
       Certain Factors Which May Affect Business           11

Item 2. Properties

       Real Property                                       13
       Equipment and Leasehold Improvements                13

Item 3. Legal Proceedings 				   13

Item 4. Submission of Matters to a Vote of
        Security Holders 				   14


                             PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholders Matters                       14

Item 6. Selected Financial Data                            15

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                16

<PAGE 3>


                  TABLE OF CONTENTS (Continued)

                                                         Page No.

Item 8. Financial Statements and Supplementary Data

       Consolidated Balance Sheets                         23
       Consolidated Statements of Operations               24
       Consolidated Statements of Cash Flows               25
       Consolidated Statements of Shareholders' Equity     26
       Notes to Consolidated Financial Statements          27
       Independent Auditors' Report                        39

Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                 40

                            PART III

Item 10.Directors and Executive Officers of the Registrant  40

Item 11.Executive Compensation                              40

Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                      40

Item 13.Certain Relationships and Related Transactions      40

                             PART IV

Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K                                 40

Signatures                                                  42

Schedule II                                                 44

Index to Exhibits                                           45

Exhibits                                                    48

Note Regarding Forward-Looking Statements

     This report contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the defense industry, and management's beliefs and assumptions. The use of words herein such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "likely" and similar expressions are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurances that they will prove to be accurate. The reader's particular attention is directed to the sub-heading "Forward Looking Information and Cautionary Statement" contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sub-heading "Certain Factors Which May Affect Business" at the end of
Part I, Item I for a discussion of risk and other factors.

<PAGE 4>


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

     In March 1996, the Company acquired Advanced Systems Development, Inc., ("ASDI"), a highly specialized developer of electronic warfare simulation, training and software validation systems, related to electronic surveillance. At the time of acquisition by the Company, ASDI had annualized sales of slightly under $14 million, with approximately 50% of such sales attributable to international activities. Largely as a result of the acquisition of ASDI, the Company substantially increased its presence in international markets. Expansion through acquisitions and increased international activities are both important elements of the Company's business strategy moving forward.

     Prior to fiscal 1997, the Company, divided its operating activities into the Defense Electronics Systems and Service segment ("Defense segment") and the Commercial Systems and Service segment ("Commercial segment"). The Commercial segment operated, and held an investment in, commercial telecommunications. Comptek Telecommunications, Inc. ("CTI") and Industrial Systems Service, Inc. ("ISS") designed, developed and manufactured wireless data communications systems during fiscal 1992 through 1995. Effective May 31, 1995, the Company transferred substantially all of the assets and liabilities of CTI and ISS to ARIA Wireless Systems, Inc. ("ARIA"), in exchange for an equity interest in ARIA. During the third quarter of fiscal 1996, the Company initiated an intensive review of its investment in ARIA, and as a result of this review, coupled with the financial difficulties encountered by ARIA, the Company's investment in ARIA, together with any amounts then due from ARIA, was written down to zero. On April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court"). Based on the October 1, 1997, Bankruptcy Court-approved Plan of Reorganization and an agreement, between ARIA and certain creditors, including the Company, 250,000 shares of ARIA common stock were received by the Company in settlement of its claims. On March 31, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a last trade of $2.50 per share. The Company believes there is insufficient financial and market information available and, therefore, the Company's equity interest in ARIA has not been given any accounting value in its financial statements. There can be no assurances that the Company could achieve such a price upon any sale of its ARIA shares.

     As a result of the ASDI acquisition, the changes in the telecommunications business, and the Company's business strategy moving forward, beginning in fiscal 1997 segment information will be reported in two defense-related segments: the Engineering and Technical Services segment ("Services") and the Defense Systems segment ("Systems").

     After the close of the Company's fiscal year 1998, the Company completed its purchase of PRB Associates, Inc. ("PRB"). The Company's financial results for fiscal year 1998 were not affected by the acquisition of PRB. The Company expects, however, that PRB will be a substantial factor in the Company's future operations and financial condition. PRB is a leader in the development of military mission planning systems used to automate complex planning functions for routing, fuel, ordnance and tactics for the most advanced aircraft weapons systems. PRB's planning systems and modules are used for strategic and tactical weapons planning. PRB also designs and produces mission support and analysis equipment. PRB's annual net sales, prior to the acquisition by the Company, were approximately $30 million with the majority of such sales attributable to domestic activities. PRB will operate as a wholly-owned subsidiary of the Company.

<PAGE 5>

       The Company's business segments operate in both the Electronic Warfare ("EW") and Command, Control, Communications, Computer and Intelligence ("C4I") technology areas. Radar is a primary military application used for critical battlefield functions such as target detection, weapons guidance, communications and intelligence. This has led to the emergence of increasingly sophisticated and rapidly evolving electronic surveillance and countermeasures, which are broadly described as "Electronic Warfare." The reliance of most modern offensive weapons systems upon radar targeting and guidance has prompted the development of defensive surveillance systems which rapidly and reliably detect and identify hostile weapons and weapons platforms, such as ships, submarines, aircraft or ground installations, by means of their electromagnetic emissions, and then activate programmed countermeasures, such as jamming, decoys and other deceptive electronic responses.

Engineering and Technical Services

      With the downsizing of the U.S. Department of Defense ("DoD"), many government agencies will continue to experience periodic reorganizations, consolidation of facilities and functions, reduction in personnel, and constrained budgets. As a result, the DoD has been forced to rely more heavily on the technical and engineering skills and services of defense contractors to achieve its objectives and goals.

      The implementation, life-cycle maintenance, and operational support of complex military systems require technical expertise in systems interoperability, software validation and verification, and configuration management. Comptek is a recognized provider of highly-valued engineering and technical services within the Company's niche market segments - electronic warfare, command and control, and naval sea systems engineering. Through its Services segment, Comptek provides a variety of engineering services, including technical support, program management, software verification and validation, and training.

     For over twenty years, the Company has provided a wide range of technical and engineering services to the U.S. and foreign governments for both military and non-military applications. Many of these services build on the Company's knowledge of C4I, particularly in regard to the applications of computers for signal processing, battle management support, data-link processing and EW simulation and training. The Services segment reported fiscal 1998 net sales of $46.7 million compared with $55.4 million in fiscal 1997, a decrease of 16%.

     In May 1994, the Company was awarded a follow-on contract to the Electronic Combat Mission Support ("ECMS") contract managed by Comptek since April 1989. This contract is for support of the Naval Air Warfare Center, Weapons Division, located in Point Mugu, CA. This cost-plus-fixed-fee contract represented approximately $17 million in revenues, 24% of total sales, for fiscal 1998 and $22 million in revenues, 29% of total sales, for fiscal 1997.

      The fiscal 1998 decrease in net sales on the ECMS contract is attributable the U.S. Navy contracting directly with the Company's subcontractors as opposed to this activity passing through the Company's U.S. Navy contract. The ECMS contract has a period of performance through August 31, 1998, which may be extended by the Navy. The Company anticipates that the Navy will have a successor program that will be awarded based upon a competitive bidding process which is currently being conducted. The Company has submitted a bid for the successor program.

      The Company's contract with the Naval Sea Systems Command ("NAVSEA"), also included in the Services segment, accounted for approximately $8 million of net sales in both fiscal 1998 and in fiscal 1997. In May 1997, the Company was awarded a successor contract to continue to provide engineering services. The one-year contract award included four additional one-year options, exercisable by the Navy. In May 1998, the Navy exercised the first one-year option valued at up to $12 million.

<PAGE 6>

Defense Systems

      Successful military operations are dependent upon the effective use of the electromagnetic spectrum, the ability of military commanders to make timely situational assessments and decisions, and the ability of one side to control the combat area. Comptek is a market leader in advanced EW signal processing and threat analysis techniques, real-time command and control data-link processing and display systems, and range airspace management systems. All of which Comptek has developed and successfully deployed in real combat situations. These systems are designed to operate in today's complex electronic combat environments. These systems and products include unique operational, diagnostic, and training software - utilizing commercial-off-the-shelf ("COTS") hardware wherever possible.

     EW is a critical factor in warship survivability in an age of radar guided anti-ship missiles. The Company has been a supplier to the U.S. Navy of surface electronic warfare systems and software since 1973, beginning with the Company's operational software development for the U.S. Navy's state-of-the-art shipboard EW system, the AN/SLQ-32. The AN/SLQ-32 system is still the primary U.S. Navy shipboard electronic warfare system and was actively operational on almost every U.S. Navy warship engaged in the Persian Gulf War, including cruisers, destroyers and frigates. Continuing involvement of the Company in the Navy's life cycle maintenance program for the SLQ-32 and successor systems, coupled with the additional development and production of several system upgrades and new software loads, makes the Company a major force in U.S. Navy shipboard EW.

      The Company's involvement in airborne electronic warfare includes production of test and support equipment, and design and development of operational software. The Company has been involved either in the development or life-cycle maintenance of virtually every U.S. airborne EW system developed over the last twenty years. The Company developed several of the critical signal processing algorithms used for identifying hostile radars quickly, and has assisted the U.S. and foreign air forces with the development of improved software for a wide variety of combat aircraft installed radar warning receivers. This expertise led to the design and production of specialized support and test equipment used in maintaining the software in modern digital radar warning receivers and self-protection jammers.

     In addition to developing and building military-related defense systems in fiscal years 1998 and 1997, the Company continued to be heavily involved in the development of proprietary special purpose military products. These products are tangible manifestations of organically evolved niche technologies. The Systems segment's net sales in 1998 increased approximately 20% to $25.3 million from $21 million.

     The Company acquired Advanced Systems Development Inc., which was integrated into the Systems Segment as the Advanced Systems Division ("ASD"), as of March 1, 1996. As a result of this acquisition, the Company entered into the EW Simulation/Stimulation market. ASD specializes in the design, development, and manufacture of electronic environment simulators and stimulators for trainers, jammers and radar warning receiver ("RWR") evaluation subsystems. Simulators can replicate battle environments, aircraft cockpits, or operator stations to provide effective training at costs significantly less than necessary for large-scale exercises. Simulation is a core capability which can be applied in a variety of applications, including testing, training, maintenance, and research.

Marketing

     The Company's military marketing efforts emphasize its substantial experience and knowledge in the engineering, software development, testing and evaluation of computer controlled command and control systems and the sophisticated software which it has developed for electronic warfare systems. Additionally, as a result of the acquired ASDI operations, the Company's international marketing efforts have increased, primarily directed toward EW Simulation products of the highest commercial quality. These types of commercial products are considered by the U.S. Government as COTS equipment. The Company's EW Simulation products are priced based on cost, competition and future customer potential purchases.

<PAGE 7>

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

Customers

     During the fiscal year ended March 31, 1998, approximately 87% of the Company's revenues were attributable to contracts with departments and agencies of the U.S. Government (including both prime and subcontracts). The remaining 13% of revenues were derived from sales of military related products and services to foreign governments and corporations. The Company's customers currently include all of the branches of the U. S. Armed Forces. Its present prime contractor relationships include Vitro Corporation (the largest subsidiary of Tracor, Inc.), McDonnell Douglas, Northrup Grumman, and Raytheon-Hughes. Foreign customers have primarily been located in France, Germany, Australia, Israel, Italy, Sweden, Switzerland, Japan, Canada, and the United Kingdom.

     As discussed above, a major multi-year omnibus contract with the U. S. Navy, Naval Air Warfare Center, Point Mugu, California ("NAWC Weapons") was awarded to the Company in April 1989 (the four-year follow-on was awarded in May 1994) and accounted for 24% of the Company's revenues for fiscal 1998 and 29% for fiscal 1997. This cost-plus-fixed-fee contract required the Company to provide ECMS to NAWC Weapons. Management anticipates that this program will continue to be a major source of revenue in fiscal 1999. The current contract continues through August 31, 1998. Additionally, the Company is under contract with the NAVSEA for engineering support for its reliability, maintainability, and quality assessment. This contract represented 11% of the Company's sales in fiscal 1998 and 10% of sales in fiscal 1997. No other single contract accounted for over 10% of the Company's revenues in fiscal 1998.

     In fiscal 1998, approximately 64% of the Company's military-related revenues were derived from cost-plus-fee contracts, approximately 29% were derived from fixed-price contracts, and approximately 7% were derived from time-and-material contracts. On cost-plus-fee contracts, the Company is reimbursed fully for certain allowable costs and receives a negotiated fee based on a percentage of these allowable costs. On fixed-price contracts, the price is not subject to adjustment by reason of the cost incurred in the performance of the contract. With these types of contracts, the Company assumes the risk that it will not perform at a cost below the fixed price. Under time-and-materials contracts, the Company is paid for the cost of materials and receives an hourly rate intended to cover salary costs attributable to work performed on the contract, related overhead expenses, and an agreed-upon profit margin.

     Substantially all of the Company's U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the Company of costs incurred plus a profit related to the work performed to date of termination. All of the Company's contracts contain these provisions. No material adverse adjustments or loss of revenue occurred during the last fiscal year as a result of early contract termination. The Company, as a Government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future Government contracts. The Company's books and records are subject to audit by the Defense Contract Audit Agency ("DCAA"). These audits can result in adjustments to contract costs and fees. A final audit by the Government has been completed through fiscal 1995.

Engineering and Manufacturing

     The Company's technical personnel generally produce the software and systems sold by the Company and also perform the software engineering services; however, from time to time, the Company engages subcontractors and specialized consultants to perform limited portions of this work.

<PAGE 8>

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

Competition

     The defense industry is dominated by several large companies, all of whom have much greater resources than the Company. These competitors include McDonnell Douglas, Lockheed Martin, Raytheon-Hughes, Tracor, Inc., AAI, Inc., Unisys, TRW, Inc., Condor Systems, Inc., and Computer Sciences Corporation. The size and reputation of many of these companies may give them an advantage in competing for contracts. The Company also competes with several small companies which can sometimes take advantage of special government programs such as small business and small disadvantaged business set asides. The Company, in 1998 and earlier, was able to qualify for small business status when the standard selected is 750 employees or less. As a result of its acquisition of PRB in May 1998, the Company total number of employees has increased to approximately 900 which is likely to result in the Company not qualifying for small business status in most circumstances.

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

Backlog

      The Company's funded backlog and contract backlog of orders
at   March  31,  1995,  1996,  and  1997,  were  as  follows  (in thousands):

                    March 31,   March 31,  March 31,
                    1996        1997       1998

     Funded         $ 20,289    $ 40, 607  $29,157
     Backlog
     Contract       $ 62,030    $103,900   $103,538
     Backlog


     Funded backlog includes orders from prime contracts and contracts with the U.S. Government which are incrementally funded by the procuring Government office or agency. Contract backlog, which includes funded backlog, represents the aggregate contract revenues remaining to be earned by the Company at a given time over the life of the contract, whether or not fully funded. Backlog does not include option years until they are exercised by the customer. Backlog may not be indicative of net sales in any particular period because of timing differences associated with receipt of contracts, modifications and extensions.

<PAGE 9>

     The   Company   operates  within  two   business   segments:
Engineering and Technical Services ("Services") and Defense Systems ("Systems") (see Item 7 "Notes to Consolidated Financial Statements" and Note 13 "Business Segments" for more information). March 31, 1997, and 1998, segment backlog is as follows:

                         March 31, 1997        March 31, 1998
                      Services    Systems    Services   Systems

     Funded Backlog    $22,081    $18,526     $11,326   $17,831
     Contract          $65,331    $38,569     $66,149   $37,389
     Backlog


Research and Development

     The Company, during fiscal year 1998, continued its efforts to develop and apply new technology. The Company incurred expenditures  of  $772,000,  $835,000,  and  $1,308,000  for  R&D
activities in fiscal 1998, 1997, and 1996, respectively. Approximately $454,000, $630,000 and $640,000 in fiscal 1998,
1997, and 1996, respectively, of these expenses are eligible for reimbursement by the Government as independent research and development ("IR&D").

Employees

     The Company believes that its continued success will be largely dependent upon its ability to continue to attract and retain highly trained professional and technical personnel. As of March 31, 1998, the Company had 620 employees. Their principal areas of expertise include engineering, electronics, computer technology and management sciences.

Patents and Trade Secrets

     The Company currently holds one patent for a recently developed proprietary product. The Company intends to consider the benefits of patents as to products which may be developed. The Company's personnel and various customers, suppliers and consultants are covered by trade secret agreements and other similar contractual arrangements.

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

 Officers of the Registrant

     The following table sets forth as of June 17, 1998, the names and ages of the officers of the Company and the principal positions and offices held by each such person.

     Name                Age    Positions

     John J. Sciuto      55     Chairman, President and CEO

     Christopher A.      46     Executive Vice President,
     Head                       General
                                Counsel, and Secretary

     James D. Morgan     61     Vice   President  and  Chief
                                Scientist

     Laura L. Benedetti  32     Vice President of Finance
                                and Treasurer

<PAGE 10>

     Mr. Sciuto was named President and Chief Executive Officer of the Company on April 1, 1996 and President and Chief Executive Officer of Comptek Federal Systems in April 1992. Since joining Comptek in 1986, Mr. Sciuto has held positions as Vice President for Surface Navy Electronics Warfare and Senior Vice President for Defense Electronics prior to an appointment in 1991 as Division President and Chief Operating Officer for Comptek Federal Systems. Effective April 1, 1997, he was elected to the additional position of Chairman of the Board of Directors.

     Mr. Head has been Vice President and General Counsel of the Company since 1985. In 1991, he was designated Executive Vice President. Mr. Head also served as Chief Financial Officer from April 1992 to June 1993. He has also served as Secretary of the Company since 1985.

     Mr. Morgan is Vice President and Chief Scientist of the Company. Prior to joining the Company in April 1990, Mr. Morgan was Vice President of Barrister Information Systems Corporation from 1982 to 1990, a former subsidiary of the Company spun off in 1982. Mr. Morgan, a founder of Comptek Research, Inc., has been a director of the Company since its formation in 1968.

     Ms. Benedetti was appointed Vice President of Finance and Treasurer of the Company effective April 1, 1997. Ms. Benedetti has  been  Treasurer  of  the Company since  1992  and  Principal
Financial and Accounting Officer since 1995. Prior to being named Treasurer of the Company, she served as Controller of the Company's subsidiary, Comptek Telecommunications, Inc. during 1991.

     Officers are elected annually by the Board of Directors  and serve at the pleasure of the Board of
Directors.   There are no family relationships among any  of  the
Company's directors or officers.

Certain Factors Which May Affect Business

      Discussed throughout this report, including in Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are various factors which may affect the operations and financial condition of the Company. Particular attention is called to the following factors:

     Government Contracting. Historically in excess of 85% of the Company's revenues have been attributable to contracts with departments and agencies of the United States Government. The majority of the Company's U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. As a contractor and subcontractor to the U.S. Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to the contractor of costs incurred, plus a profit, related to the work performed to date of termination. All of the Company's contracts contain these provisions. The Company, as a government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future government contracts. The Company's books and records are subject to audit by the DCAA, an arm of the United States Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to any such contract. DCAA audits are routine in the defense contracting industry, and the Company has been subject to such audits from time to time.

     Product Development. In each of the fiscal years ended March 31, 1995, 1994, and 1993 the Company substantially increased its spending in the area of product research and development in an effort to develop new products and product enhancements. The majority of this spending was for wireless data communication products, which have been transferred to ARIA. As a result of its transfer of the business operations of CTI to ARIA, the Company will no longer be engaging in R&D spending for wireless data products. Although the Company's overall spending for R&D has decreased in the fiscal years ended March 31, 1998, 1997 and 1996, as a result of the business transfer to ARIA, the Company has increased R&D spending on military-related products. There can be no assurance that such R&D spending will result in future product sales or improved profit margins on sales of existing product.

<PAGE 11>

     International Sales. The Company has recently placed greater emphasis on international sales and has increased marketing expenses in order to compete in international markets. On March 7, 1996, the Company completed the acquisition of ASDI. For fiscal year ended March 31, 1998, the Company's Advanced
Systems Division recorded sales of approximately $15 million. Approximately 66% of these sales were to foreign customers. Total Company international sales were 13% in Fiscal 1998. In addition to the uncertainty as to the Company's ability, to maintain and expand an international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles and political instability. In addition, effective patent, copyright, and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse impact on the Company's business, operating results, and financial condition.

     Acquisition Strategy. The Company's acquisitions of ASDI and PRB are part of a business development strategy which places emphasis on both internally and externally generated sales growth in niche markets. While there are currently no commitments with respect to any significant future acquisitions, management frequently evaluates the strategic opportunities available to it and, in the near-term or long-term future, expects to pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations and products, integration and retention of personnel of the acquired companies and certain financial risks. Future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely impact the Company's business, financial condition or operating results if performance is below expectations.

      Year 2000 Issue. Numerous business publications and government reports have alerted businesses and investors to the potential adverse impact of computer programs failing to correctly recognize the year 2000. The Company believes it is adequately addressing modification or replacement of its internal operating systems and its products. The Company does not currently anticipate that it will incur material expenditures to complete any such modification or replacement, as the Company believes that a majority of its systems and products are Year 2000 compliant, although there can be no assurances in this regard. A failure of suppliers or customers to successfully address the Year 2000 Issue, however, could have a material adverse effect on the Company and it financial condition.

      Technical Personnel. The defense electronics industry, similar to the commercial electronics and software industries, is experiencing difficulties in recruiting and retaining technical personnel. This situation has resulted in opportunities for the Company to supply its technical personnel to other firms on a contract basis. These can be no assurances, however, that the Company will continue to be able to attract and retain highly skilled technical and professional employees.

<PAGE 12>

Item 2.   PROPERTIES

Real Property

     The Company currently leases all the principal facilities used in its business. All offices are used primarily for services, engineering, manufacturing and systems development work in support of the Company's various contracts and customers, with the exception of approximately 3,000 square feet of office space occupied by the Company's corporate and administrative staff in Buffalo, New York. The Company's lease of the facility located in Elmhurst, New York is with the prior owners of ASDI, now employees of the Company. The Company believes that the terms of this lease reflect current market conditions in that location. The following table shows the location and square footage of the Company's leased facilities (net of subleases) as of April 1, 1998:

     Location               Square
                            Footage

     Buffalo, New York       39,900
     Elmhurst, New York      23,000
     Camarillo, California   21,644
     Arlington, Virginia     18,405
     San Diego, California   11,612
     Virginia Beach,         10,376
     Virginia
     Goleta, California       9,000
     Mt. Laurel, New          6,165
     Jersey
     Dahlgren, Virginia       3,000
     Ridgecrest,              1,494
     California
     Shalimar, Florida          614
     Gautier, Mississippi       560

Equipment and Leasehold Improvements

     The Company's equipment and leasehold improvements include: computer equipment and related tools used in the design, development, testing and simulation of systems and programs; office furniture and fixtures; office trailers located at military bases; and leasehold improvements undertaken to accommodate computers and other equipment.

Item 3.   LEGAL PROCEEDINGS

      The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse impact on the Company's financial position, results of operations, and liquidity.

<PAGE 13>

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Item is not applicable.


                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Market And Dividend Information

     The common stock of Comptek Research, Inc. is listed on the American Stock Exchange under the symbol CTK. The table below sets forth market price information for fiscal years 1997 and 1998 (April 1, 1996 through March 31,1998):


          Quarter
          Ended          High      Low

          6/28/96        6 15/16        4 7/8
          9/27/96        6 11/16        4 15/16
          12/27/96       6 3/16         4 7/8
          3/31/97        7              5 1/4
          6/27/97        8              5 1/4
          9/26/97        9 1/8          7 1/8
          12/26/97       8 3/4          6 1/4
          3/31/98        9 1/2          6 7/8

     At June 17, 1998, there were 4,989,268 shares of Common
Stock outstanding, held by 389 shareholders of record, with the total number of shareholders estimated to be approximately 2,300.

No cash dividends were paid in fiscal years 1998 or 1997.
Dividend restrictions are detailed in Note 3 on page 30 of Item
8.
<PAGE 14>

Item 6.        SELECTED FINANCIAL DATA

Comptek Research, Inc. and Subsidiaries

 Selected Financial Data
 (In thousands, except per share data)
                                       Year Ended March 31,
                      1998    1997      1996      1995     1994
Operations Statement
Data
Net sales            $72,008  $76,469   $55,168   $57,835  $63,073

Income (loss) before
loss associated
with ARIA Wireless
Systems, Inc.          2,695    2,173       428        53   (4,728)

Net income (loss)      2,695    2,173    (8,552)     (980)  (4,844)

Net income (loss)
per share - basic        .52      .42     (1.90)     (.22)   (1.13)

Dividends per share        _        _         _         _      .08



Balance Sheet Data
Working capital      $ 6,779  $ 8,238   $ 8,298   $ 5,435  $ 8,535

Total assets          25,927   24,792    25,861    21,141   23,044

Long-term debt         2,558    4,296     7,626     2,244    3,016

Shareholders' equity  11,247   10,572     8,245    11,275   11,527

Shareholders' equity
per outstanding share   2.25     2.02      1.60      2.56     2.66

Quarterly Financial Data (unaudited)
(In thousands, except per share data)
                        1st        2nd       3rd    4th      Total
                      Quarter    Quarter   Quarter Quarter   Year


Fiscal 1998
Net sales             $18,510    $17,071   $17,252  $19,175  $72,008

Operating profit        1,036      1,177     1,186    1,444    4,843

Net income                565        642       664      824    2,695

Net income per share

 - basic                  .11        .12       .13      .16      .52

Fiscal 1997
Net sales             $18,009    $18,904   $18,986  $20,570  $76,469

Operating profit          820        990     1,075    1,331    4,216

Net income                392        498       552      731    2,173

Net income per share
- basic                   .07        .10       .11      .14      .42

<PAGE 15>


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Business Overview

Comptek Research, Inc. (the "Company"), through its wholly-owned subsidiary, Comptek Federal Systems, Inc. ("CFS"), designs and develops dedicated defense-related systems, software, and proprietary products intended for the global military electronics market. These defense-related systems provide management information and implement offensive and defensive responses in combat situations. Additionally, the Company is a highly-specialized developer of electronic warfare simulation, training, and software validation systems related to electronic surveillance. The Company also provides value-based engineering and technical life-cycle support services for several core competency related tactical military systems.

After the close of its fiscal year 1998, the Company completed the purchase of PRB Associates, Inc. ("PRB"). The Company's financial results for fiscal year 1998 were not affected by the acquisition of PRB. The Company expects, however, that PRB will be a substantial factor in the Company's future operations and financial condition. PRB is a leader in the development of military mission planning systems used to automate complex planning functions for routing, fuel, ordnance, and tactics for the most advanced aircraft weapons systems. PRB's planning systems and modules are used for strategic and tactical weapons planning. PRB also designs and produces mission support and analysis equipment. PRB's annual net sales, prior to the acquisition by the Company, were approximately $30 million, with the majority of such sales attributable to domestic activities. PRB will operate as a wholly-owned subsidiary of the Company.
Pro  forma  financial information regarding PRB is  presented  in note 8 of the consolidated financial statements.

The  Company  operates  two  business segments:  Defense  Systems
("Systems") and  Engineering and Technical Services ("Services").

The Company's systems and services are provided primarily through three types of contracts: fixed-price, cost-reimbursement, and time-and-materials. Fixed-price contracts require the Company to provide products and perform services at a stipulated price. Under cost-reimbursement contracts, the Company is reimbursed for all actual costs incurred in performing the contract, to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. Time-and-materials contracts reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred.

The Company assumes greater financial risk on fixed-price contracts than on either cost-reimbursement or time-and-materials contracts. However, fixed-price contracts typically provide the Company with greater profit opportunities. Historically, the Services segment has primarily performed under time-and-materials and cost-reimbursement contracts, while the Systems segment has typically operated under fixed-price contracts. Although PRB primarily will operate under the Systems segment, approximately 90% of PRB's current contracts are cost-reimbursable.

<PAGE 16>

The U.S. Department of Defense ("DoD"), the Company's principal customer group which accounted for approximately 87% of sales 1998, 89% in 1997, and 96% in 1996, has reduced overall spending in real dollars. Future DoD spending for military electronics may, however, increase slightly as major systems are upgraded or replaced. The Company does not currently expect to be materially adversely affected by these DoD spending trends, as its backlog of orders during the last two fiscal years has been at historically record-high levels. No assurances, however, can be given that trends in DoD spending, or other shifts in procurement practices of the DoD, will not adversely affect the Company. In this DoD spending environment, competition for new procurements is intense and industry consolidation via mergers and acquisitions is commonplace. The Company has completed two acquisitions in the last two years and considers future acquisitions to be a key element in its business plan. The Company expects these trends to affect virtually all defense contractors in varying degrees. Additionally, the Government, specifically DoD, continues to place emphasis on audit and investigative activities which present risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one that includes post-award reviews and audits of compliance with various procurement requirements. Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government. The Company believes that it maintains adequate internal systems to ensure compliance with these requirements and, therefore, does not anticipate a material adverse financial impact from the various and on-going procurement reviews. The final billing on certain contracts is subject to the DoD's completion of audits, which can result in adjustments to final contract costs and fees. These audits have been completed for all fiscal years through 1995, without material adjustments. However, there are no assurances that future adjustments will not be required.

The Company's Government contracts are subject to termination at the Government's convenience, without cause. If a Government contract was terminated for convenience, the Company would typically be reimbursed for its allowable costs to the date of termination and be paid a proportionate amount of the stipulated profit or fee for the work actually performed. The Company has not been materially adversely affected by the termination of any Government contract.

Results of Operations
The table below sets forth the consolidated operating results for the annual periods indicated.




($in millions)         1998         1997          1996
----------------------------------------------------------
Net Sales          $72.0  100%  $76.5   100%  $55.2   100%
Gross Margin        14.2  19.7   13.1   17.2    9.3   16.8
S,G&A                8.6  12.0    8.1   10.6    7.5   13.6
R&D                   .8   1.1     .8    1.1    1.3    2.4
Operating Profit     4.8   6.7    4.2    5.5     .9    1.6
Interest Expense,     .4    .6     .6     .8     .2     .4
net
Income Taxes         1.7   2.4    1.4    1.9     .3     .5
Loss associated      n/a   n/a    n/a    n/a  (9.0) (16.3)
with ARIA
Net Income (Loss)    2.7   3.7    2.2    2.8  (8.6) (15.5)


Fiscal Year 1998 Compared with Fiscal Year 1997.
Consolidated net sales decreased by 6% in 1998 when compared with 1997. The Services segment reported 1998 net sales of $46.7 million, compared with $55.4 million in 1997, a decrease of approximately 16%. This decrease is primarily the result of a reduction in lower-margin subcontractor work on the Company's Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy. Sales on the ECMS contract decreased to $17 million, or 24% of sales, compared with $22 million, or 29% of sales, in 1997. The reduction in these sales is attributable to the U.S. Navy contracting directly with subcontractors as opposed to this activity passing through the Company's U.S. Navy contract. Additionally, the Company completed work on two U.S. Navy contracts during the fiscal year, accounting for the remaining decrease in Services segment net sales. These contracts did not provide for follow-on work. The Company's ECMS contract has a period of performance through August 31, 1998, which may be extended by the U.S. Navy. The Company anticipates that the U.S. Navy will have a successor program that will be awarded based upon a competitive bidding process which is currently being conducted. The Company expects to submit a bid for the successor program. The Company's contract

<PAGE 17>

with the Naval Sea Systems Command ("NAVSEA"), also included in the Services segment, accounted for approximately $8 million of net sales in 1998 and in 1997. In May 1997, the Company was awarded a successor contract to continue to provide engineering services. The one-year contract award included four additional one-year options, exercisable by the U.S. Navy. In May 1998, the U.S. Navy exercised the first one-year option for approximately $12 million.

The Systems segment net sales in 1998 increased approximately 20% to $25.3 million, from $21.1 million in 1997. The Company in 1998 experienced increased sales under a fixed-priced contract with the U.S. Air Force for an Air Combat Measurement Instrumentation System. It is expected that this contract will be substantially completed during the Company's 1999 fiscal year. Additionally, increases in Systems sales were realized on various systems development engineering subcontracts for the U.S. Navy and U.S. Air Force. Future sales in this business area are dependent upon customer requirements for system engineering and the customer's access to engineering talent. Each of these contracts represents less than 10% of total Company net sales. Total Company international sales increased to 13% in 1998, compared with 11% in 1997. The Company's international sales typically occur with product lines from the Systems segment under fixed-price contracts.

The Company's backlog as of March 31, 1998, of $103.5 million was comparable with the year-end record-high $103.9 in the prior year.

Gross margin percentage increased in 1998 to 19.7%, from 17.2% in the prior year. The Company's overall sales mix favorably affected the current year gross margin percentage. Services segment sales decreased by 16%, resulting in a 4% reduction in gross margin dollars. This sales decrease was primarily due to the sales of lower-margin subcontractor work, as discussed above. This Services type work typically produces lower than average gross margin due to its "pass-through" type nature, thereby having a minimal impact on gross margin. Additionally, increases in the Systems segment sales of 20%, resulted in an associated increase in Systems gross margin of 17%.

The Company, during 1998, continued to focus on marketing and bidding efforts in the Services and Systems divisions in both foreign and domestic markets. The emphasis resulted in an increase in selling, general, and administrative ("SG&A") expense, both in absolute dollars and as a percentage of net sales. SG&A expense was $8.6 million in 1998, up from $8.1 million in 1997. As a percentage of net sales, SG&A increased to 12.0% from 10.6%.

Research and development ("R&D") for 1998 decreased slightly to $772,000 from $835,000 in 1997. R&D efforts in both periods were directed primarily at enhancing and maintaining existing products and systems.

Net interest expense decreased to $421,000 in 1998, from $595,000
in  1997.   This decrease is the result of the reduction  in  the
long-term debt balance throughout the fiscal  year.

The Company reported an overall effective tax rate of 39% in 1998, compared with 40% in 1997. The decrease in the Company's effective rate is associated with the establishment of a Foreign Sales Corporation ("FSC") during 1998, allowing for a portion of the income generated by international sales to be exempt from Federal income taxes. The Company expects to recognize a lower effective tax rate as international sales increase.

Fiscal Year 1997 Compared with Fiscal Year 1996.
The Company reported revenue growth of 39% for 1997. Net sales increased to $76.5 million, from $55.2 million in 1996. The acquisition of Advanced Systems Development, Inc. ("ASDI") at the end of 1996, resulted in the Company adding approximately $14 million to 1997 net sales. This acquisition increased overall international sales to 11% of total Company net sales, compared with less than 3% in the prior year. The Company recorded the remaining net sales increase of $7 million on contracts that provide for the performance of technical services to the U.S. Government, primarily under cost-reimbursement contracts. Most significantly, the Company's ECMS contract with the U.S. Navy increased to $22 million, or 29% of net sales, in 1997, from $18 million, or 33% of net sales, in 1996. The Company's contract with the NAVSEA accounted for approximately $8 million of net sales in 1997. The Company's backlog as of March 31, 1997 was $103.9 million, a 68% increase from 1996.

<PAGE 18>

Gross margin as a percentage of net sales increased to 17.2%, from 16.8% in 1996, due to a favorable change in the Company's sales mix. The increased margin was primarily driven by the additional Systems sales, resulting from the ASDI acquisition. Systems sales typically generate higher gross margins and operating profits than Services sales, primarily due to the nature of the deliverable product and type of contract. ECMS subcontractor sales diminished ASDI's overall impact on the Company's gross margin, as the ECMS subcontractor sales, which provide lower gross margin, increased by 32% in 1997.

Overall SG&A costs as a percentage of net sales decreased to 10.6%, from 13.6%, primarily as a result of increased sales. The Company continued to place an emphasis on selling and marketing in both domestic and foreign markets; however, on a percentage basis the costs associated with these activities were less in
1997 than in 1996. The change was offset by an increase in activity resulting from the acquired ASDI operations. As a result, total costs for SG&A increased to $8.1 million, compared with $7.5 million in 1996.

R&D spending levels in 1997, when compared to 1996, excluding the Commercial segment's operations, decreased by 17%. 1996 expenditures of $1.3 million included two months of activity from the Company's former Commercial segment's operations totaling approximately $300,000. In 1996, R&D activities concentrated on the development of new proprietary military products, and the Company elected to participate in a U.S. Government research and development project.

Net interest expense increased during 1997 to $595,000, from $218,000 in 1996. This increase was associated with the establishment of $5 million in long-term debt used to acquire ASDI in March 1996. This five-year term loan accounted for approximately $386,000 of the Company's 1997 total interest expense. As of March 31, 1997, the principal balance of the term loan decreased to $4 million. The Company's revolving credit facility positively impacted 1997 operating cash levels. As a result, the interest expense associated with this facility decreased in 1997 when compared with 1996.

The Company recorded income tax expense (Federal and state) at the rate of 40% for 1997 and 1996. The Company, throughout 1997, reduced its income tax payments due to its available net operating loss ("NOL") carryforward and other available credits. A statement of operations' benefit was recorded by the Company in the period when those NOL's and credits were generated. As of March 31, 1997, the Company utilized substantially all of the available NOL carryforward. The Company has other available credits of $612,000 as of March 31, 1997.

Transactional activities, during 1996, relating to the Company's commercial investment in ARIA Wireless Systems, Inc. ("ARIA") had a significant impact on the 1996 financial performance. During 1996, ARIA was reorganized and, during the third quarter, the Company initiated an intensive review of its investment in ARIA. As a result of this review, coupled with the financial difficulties encountered by ARIA, the Company's investment in ARIA, together with any amount then due from ARIA, was written down to zero.


Liquidity and Capital Resources

The table below presents summary cash flow information for the years indicated:

  (In millions)         1998      1997     1996
  Net cash provided
  by Operating
  activities  	      $   5.7   $   4.2    $   .8

  Net cash used by
  Investing
  activities            (1.7)      (.9)     (2.6)

  Net cash provided
  by (used in)
  Financing
  activities   	        (3.9)     (3.0)      1.9

  Total change in
  cash     	           $  .1     $  .3     $  .1

<PAGE 19>

In 1998, operating activities provided $5.7 million in cash flow, an increase of 36%, when compared with $4.2 million in 1997. The 1998 increase in cash flow is primarily driven by the increase in net income. Operations provided working capital of $95,000 in 1998, and $272,000 in 1997. During 1996, the Company funded the operations of the Commercial segment through May 31, 1995, and provided operating cash to ARIA through the purchase of senior subordinated notes totaling $1,827,000. Additionally, during 1996, the Company obtained cash from both the settlement of litigation and receipt of payments on a note taken in the sale of a subsidiary.

In 1998, expenditures for equipment and leasehold improvements were $1.1 million, compared with $643,000 in 1997, and $889,000 in 1996. This increase is primarily the result of the Company's expenditure for the upgrade of its management and financial systems. This upgrade, although unrelated to the "Year 2000 Issues" discussed below, provided the ancillary benefit of addressing such requirements. Additionally, throughout the fiscal year the Company funded and capitalized the software development for a tactical situation display system. This system was developed for both domestic and international customers utilizing existing situation display and data-link technology. The investment made in 1998 for this system development totaled $567,000.

During 1998, the Company reduced its total long-term debt by $1.7 million, compared with a reduction of $3.3 million in 1997. Operating cash during 1998 was used to repurchase 354,764 shares of the Company's common stock for the treasury, using $2.7 million. In 1997, the Company repurchased 77,500 common shares for the treasury, using $427,000.

On March 31, 1998, long-term debt decreased to $2.6 million from $4.3 million at March 31, 1997, and $7.6 million at March 31, 1996. Total debt-to-equity (1998: 1.31 to 1; 1997: 1.34 to 1;
1996: 2.14 to 1) improved as the Company continued to post increases in operating cash flows and net income in the current year as compared with prior periods.

On May 14, 1998, the Company completed the purchase of PRB. In connection with the completion of this transaction, the Company's existing credit facility was restructured and a new facility was established. The Company's credit facility has been revised as follows: (1) a new revolving credit agreement with a $12 million maximum borrowing limit bearing interest at prime or LIBOR plus 1.5% (at the Company's option); (2) a new $15 million seven-year term loan bearing interest at 1.75% above LIBOR; and (3) remaining in place, the five-year term loan, with an outstanding balance of $3 million as of March 31, 1998, bearing interest at a fixed-rate of 8.5%. The entire credit facility is secured by substantially all of the Company's assets. Additionally, the Company entered into an interest rate swap agreement that converts $7.5 million of the outstanding debt to a fixed-rate of 7.86%, with a termination date of June 1, 2003.

The Company anticipates that cash flows from operations and available borrowing capacity will be sufficient to cover working capital, capital expenditures demand, stock repurchases and the repayment of long-term debt.

Other Activities

ARIA filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code on April 30, 1996. Based on the October 1, 1997 Court approved Plan of Reorganization and an agreement between ARIA and certain creditors, including the Company, 250,000 shares of ARIA common stock were received by the Company in settlement of its claims.

As of March 31, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a last trade price of $ 2.51 per share. There can be no assurances that the Company could achieve such a price upon any sale of its ARIA shares. Due to the limited amount of available financial and market information, the
Company's equity interest in ARIA has not been given any accounting value in the Company's consolidated financial statements.

<PAGE 20>

Recent Accounting Pronouncements

Statement  of  Financial Accounting Standards ("SFAS")  No.  128,
"Earnings per Share", was adopted by the Company in 1998. SFAS No. 128 requires the presentation of earnings per share to include both basic and diluted calculations by all entities that have issued common stock or potential common stock. Earnings per share for all periods presented are restated as a result of adopting SFAS No. 128. The adoption of SFAS No. 128 has not had a material impact on the calculation of earnings per share.

SFAS No. 130, "Reporting Comprehensive Income", is required to be adopted, by the Company, for fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is required to be adopted by the Company for fiscal 1999. Adoption of SFAS No. 131 will not affect the segments currently reported .

Year 2000

The Company is currently evaluating the potential impact of computer programs failing to correctly recognize the year 2000, a situation commonly referred to as the "Year 2000 Issue" or "Year 2000 Problem". The Company is in the process of completing the identification of computer programs or systems and products that may require modification or replacement. The Company does not currently anticipate that it will incur material expenditures to complete any such modification or replacement, as the Company believes that a majority of its systems and products are year 2000 compliant, although there can be no assurance in this regard. The Company's potential issues in this regard include not only its own systems and products being year 2000 compliant, but also those systems and products of its suppliers and customers. The Company has contacted all of its major suppliers and, on an ongoing basis, is evaluating each supplier's approach to compliance. The Company's largest customer group is the United States Department of Defense, which the Company believes is in the process of addressing Year 2000 Issues. A failure of suppliers or customers to successfully address the Year 2000 Issue could have a material adverse effect on the Company and its financial condition. Potential adverse effects include, without limitation, contract performance and payment delays.


Inflation

Inflation has, and continues to have, minimal effect upon the Company's results. Where competitive conditions and government regulations permit, the Company seeks to reduce the potential impact of inflation by negotiating price escalation into contracts.

Forward-Looking Information and Cautionary Statement

The 1998 Annual Report, including this Management's Discussion and Analysis, contains forward-looking statements about Comptek's plans, management's expectations for the Company's role in the defense industry, the vision for the growth prospects for the Company, year 2000 compliance, as well as the impact of the Company's equity interest in ARIA. These forward-looking statements are subject to risks and uncertainties. Plans may also change based upon changing business conditions. The reader is cautioned that such risks and uncertainties could cause actual future results to differ materially from those inferred by the forward-looking statements. Since the Company's primary customer group is the U.S. Government (87% of revenues for 1998 are attributable to DoD prime and subcontracts), future results could be materially affected by: the Government's redirection, contract modification or termination, or similar actions, to stop or delay contract performance; Government budgetary actions and response to Year 2000 Issues; and contracting and payment practices of current and future customers. Some additional uncertainties,
among  others,  that  also  need  to  be  considered  are:    the
likelihood that actual

<PAGE 21>

future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly skilled technical and professional employees; the availability of capital; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. The Company may also be adversely affected by changes in domestic and international economic conditions, technological developments, and intense competition. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations and results.

<PAGE 22>

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                   March 31,
                                                1998       1997
                                               (In thousands, except
                                                  per share data)
Assets
Current assets:
Cash and equivalents                            $  550     $  425
Receivables                                     16,050     15,534
Inventories                                      1,786      1,381
Other                                              311        473
    Total current assets                       -------    -------
                                                18,697     17,813

Equipment and leasehold improvements, net        2,370      2,179

Other assets                                     4,860      4,800
                                               -------    -------
Total assets                                   $25,927    $24,792
                                               =======    =======
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt          $1,064     $1,079
Accounts payable                                 4,288      3,345
Accrued salaries and benefits                    3,092      2,933
Other accrued expenses                           1,854      2,102
Deferred income taxes                            1,620        116
						------	   ------
    Total current liabilities                   11,918      9,575

Deferred income taxes                              204        349
Long-term debt, excluding current installments   2,558      4,296
Commitments (note 7)

Shareholders' equity:
Preferred stock, $.01 par value, 3,000,000
shares authorized;
   none issued and outstanding; terms
established at issuance                             -          -

Common stock, $.02 par value, 10,000,000
shares authorized; 5,477,703 and 5,369,344
shares issued in 1998and 1997, respectively       110	       107

Additional paid-in capital                      15,776      15,130
Loan to officer                                   (168)       (218)
Accumulated deficit                               (914)     (3,609)
                                                -------    --------
                                                14,804      11,410
Less cost of treasury shares                   	(3,557)       (838)
					                                           ------	    -------
   Total shareholders' equity                   11,247      10,572
                                                -------    --------
Total liabilities and shareholders' equity     $25,927     $24,792
                                                ======	    =======
    See accompanying notes to consolidated financial statements.

<PAGE 23>

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

                                              Year Ended March 31,
                                              1998     1997     1996
                                            (In thousands, except per
                                                   share data)
Net sales                                  $72,008   $76,469   $55,168

Operating costs and expenses:
   Cost of sales                            57,849   63,320    45,904
   Selling, general and administrative       8,644    8,098     7,502
   Research and development                    772      835     1,308
   Other income                               (100)       -      (477)
                                           --------  ------    -------
Operating profit                             4,843    4,216       931

Interest expense, net                          421      595       218
                                           --------  ------    -------

Income before income taxes and loss
associated with ARIA Wireless Systems,
Inc.                                         4,422    3,621       713

Income taxes                                 1,727    1,448       285
                                           -------   ------    -------
Income before loss associated
with ARIA Wireless Systems, Inc.             2,695    2,173       428

Loss associated with ARIA Wireless
Systems, Inc.                                    -        -    (8,980)
                                           -------   ------    -------
Net income (loss)                          $ 2,695   $ 2,173   $(8,552)
                                           =======   =======   ========
Net income (loss) per share:
   Basic                                   $   .52   $   .42    $(1.90)
                                           =======   =======   ========
   Diluted                                 $   .51   $   .42    $(1.90)
                                           =======   =======   ========
See accompanying notes to consolidated financial statements.

<PAGE 24>

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                            Year Ended March 31,
                                            1998    1997     1996
                                                (In thousands)
Operating Activities:
Net income (loss)                          $2,695   $2,173  $(8,552)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:

     Depreciation and amortization          1,204    1,190      994
     Deferred income taxes                  1,359      841      183
     Loss associated with ARIA Wireless         -        -    8,980
      Systems, Inc.
     Non-cash charges and credits, net        127      130    (283)
     Long-term receivable and other assets    247    (420)     (70)
     Changes in assets and liabilities
      providing (using)
      cash, excluding effects of
      acquisition:
        Receivables                         (516)      242    (649)
        Inventories                         (405)      201    (620)
        Other current assets                  162      388       53
        Accounts payable and accrued
        expenses                              854    (559)      778
					                                      ------  -------   ------
Net cash provided by operating activities   5,727    4,186      814
                                           ------  -------   ------
Investing Activities:
Expenditures for equipment and leasehold   (1,135)    (643)    (889)
improvements
Capitalized software development costs      (567)        -        -
Payment from (subsidiary loan to) officer      50    (218)        -
for stock purchase
Acquisition of business, net of cash            -        -    (301)
acquired
Investment in ARIA Wireless Systems, Inc.       -        -  (1,827)

Proceeds from sale of assets, primarily         -        -      375
the assets of a subsidiary                 ------    ------  ------

Net cash used by investing activities      (1,652)    (861)  (2,642)
                                           ------    ------  ------
Financing Activities:
Proceeds from (payment of) revolving debt   (700)  (2,250)    1,400
Proceeds from issuance of long-term debt        -        -    5,000
Payment of long-term debt                  (1,053)  (1,052)  (5,782)
Repurchase of common stock                 (2,719)    (427)     (51)
Proceeds from sale of treasury stock            -      318    1,073
Proceeds from sale of common stock            522      351      277
					                                      ------    ------   ------
Net cash provided by (used in) financing
activities                                 (3,950)  (3,060)    1,917
                                           ------    ------   ------
Net increase in cash and equivalents          125      265       89
Cash and equivalents at beginning of year     425      160       71
                                  				 	   ------    ------   ------
Cash and equivalents at end of year          $550     $425     $160
                                   					   ======    ======   ======

Supplemental disclosure of cash flow information (note 12)

See accompanying notes to consolidated financial statements.

<PAGE 25>


COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity


                                             Addi-           Retained
                    Common Stock             tional          Earnings Total
             ----------------------------    Paid-   Loan   (Accumu-  Share-
                Issued       Treasury        In      to      lated    hold-
                                             Capi-   Offi-            ers'
(In thousands)Shares Amount Shares  Amount   tal     cer    Deficit)  Equity
----------------------------------------------------------------------------
Shareholders  4,712    $94    299  $(1,195)  $9,606   $-   $2,770    $11,275
' Equity,
March 31,
1995

Exercise of
stock            36      1      -        -      288      -      -        289
options

Repurchase
of common         -      -      6      (51)       -      -       -       (51)
stock

Sale of
treasury          -      -    (92)      280     793      -        -    1,073
stock

Issuance of
common stock
in
connection
with             524    10   (100)      306   3,895      -        -    4,211
acquisition

1996 net           -     -      -         -       -      -   (8,552)  (8,552)
loss

Shareholders   5,272 $  105   113     $(660) $14,582    $-  $(5,782)  $8,245
' Equity,
March 31,
1996

Exercise of       6       -     -         -       21     -        -       21
stock
options

Sale of          91       2     -         -      458     -        -      460
common stock

Repurchase
of common         -       -    78      (427)       -     -        -     (427)
stock

Sale of
treasury          -       -   (66)      249       69     -        -      318
stock

Loan to
officer for       -       -     -         -        -  (218)       -     (218)
stock
purchase

1997 net
income            -       -     -         -        -     -    2,173    2,173

Shareholders  5,369    $107    125    $(838) $15,130 $(218) $(3,609) $10,572
' Equity,
March 31,
1997

Exercise of
stock             15      -      -        -       79     -        -       79
options

Sale of
common stock      94      3      -        -      567     -        -      570

Repurchase
of common          -      -    355   (2,719)       -     -        -   (2,719)
stock

Payment from
officer for        -      -      -        -        -    50        -       50
stock
purchase

1998 net
income             -      -      -        -        -     -    2,695    2,695

Shareholders
' Equity,
March 31,
1998           5,478   $110    480  $(3,557) $15,776 $(168)  $(914)  $11,247

See accompanying notes to consolidated financial statements.

<PAGE 26>

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1997, 1996 and 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Consolidation - The consolidated financial statements include the accounts of Comptek Research, Inc., and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions are eliminated in consolidation. Revenue Recognition - The Company's operations consist of furnishing computer-technology-related products and services used in information evaluation and data communications primarily for military applications. The Services segment generally provides engineering technical services under prime contracts and subcontractual arrangements. The Services segment performs typically under cost-reimbursement or time-and-material contracts. Revenue on cost-reimbursement contracts is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Time-and-material contract revenue is recognized when the Company incurs labor accounted for at an established hourly rate negotiated in the contract, plus the cost of materials incurred. The Systems segment, which designs and produces operational, diagnostic and training systems, typically operates under fixed-price contracts. Revenue on fixed-price contracts is recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. Certain contracts have terms extending beyond the Company's financial reporting year. Revisions in costs and estimated earnings are reflected in the year when the additional data becomes known. Provisions for estimated losses on contracts are recorded in the period such losses are determined.
The Company's U.S. Government contracts are subject to government audit of direct and indirect costs. All such incurred cost audits have been completed through March 31, 1995. Management does not anticipate any material adjustment to the consolidated financial statements as a result of such audits.

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

Intangible Assets Arising from Business Acquisitions - These assets, consisting of the excess of cost over the fair value of assets acquired, are carried at the lower of cost or net realizable value, and are amortized on the straight-line method over the period of estimated benefit, generally ranging from 15 to 25 years. Net realizable value of intangibles is determined based on the projected operating cash flows of the underlying business.

<PAGE 27>
Capitalized Software Development Costs - The Company capitalizes software development costs upon establishing technological feasibility. Technological feasibility is established upon completion of a detailed program design or, in its absence, a working model. Capitalization ceases and amortization commences when the product is available for general release. Capitalized software development costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value and are amortized based on current and estimated future revenue for each product with minimum straight-line amortization over the estimated economic life of the product with a maximum amortization period of five years.

Income Taxes - Deferred taxes represent the tax effect of the difference between financial statement and tax bases of assets and liabilities, and for loss and credit carryforwards. Measurement of deferred tax assets and liabilities is based upon current tax laws. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Fair Value of Financial Instruments - The estimated fair values of financial instruments approximate their carrying amounts in the balance sheet.

Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which establishes a fair-value-based method of accounting for stock-based compensation plans or, alternatively, requires certain pro forma fair-value-based disclosure. The Company has adopted the disclosure alternative under SFAS No. 123.
Net Income per Common Share - In December 1997, the Company adopted SFAS No. 128, "Earnings per Share", which requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into account the potential dilution that could occur if dilutive options and warrants were exercised resulting in the issuance of common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.


(2) OTHER FINANCIAL DATA


Following are details concerning certain balance sheet accounts:

                                           March 31,
Receivables                            1998          1997
                                         (In thousands)
Long-term contracts:
Amounts billed                         $7,287        $7,950
Unbilled costs and estimated
earnings                                7,945         6,267
Retainage and holdbacks
                                          237           390
Total long-term contract              -------       -------
receivables                            15,469        14,607
Other trade                               581           927
                            				      -------       -------
Total receivables                     $16,050       $15,534
				                                  =======	      =======

<PAGE 28>

Unbilled contract receivables are comprised primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at March 31, 1998 will be received upon presentment of billings or completion of contracts. It is anticipated that such unbilled at March 31, 1998 will be received upon presentment of billings or completion of contracts. Substantially all unbilled amounts are expected to be collected within one year. On March 31, 1998, $11.8 million of total receivables were from U.S. customers, and $4.3 million were from international customers. On March 31, 1997, $11.6 million of receivables were from U.S. customers, and $3.9 million were from international customers.


                                           March 31,
Inventories                             1998       1997
                                         (In thousands)

Finished goods                           $217         $49
Work-in-progress                          172         170
Parts stock                             1,397       1,162
                            				       ------      ------
Total  inventories                     $1,786      $1,381
 				                                 ======	      ======

Equipment and                              March 31,
Leasehold Improvements                  1998       1997
                                         (In thousands)
Cost:
Machinery and equipment               $ 8,584      $7,611
Furniture and fixtures                    979         855
Leasehold improvements                  1,097       1,059
				                                  -------	    -------
Total cost                             10,660       9,525
Less accumulated depreciation         (8,290)     (7,346)
                                      -------     -------
Equipment and leasehold
improvements, net                      $2,370      $2,179
        	                     		      =======	    =======

                                           March 31,
Other Assets                            1998       1997
                                         (In thousands)

Intangible assets arising from
business acquisition,
net of accumulated amortization
of $524,000 at
March 31, 1998 and $264,000 at         $4,207      $4,467
March 31, 1997

Capitalized software development
costs                                     567           -

Other                                      86         333
				                                   ------	     ------
Total other assets                     $4,860      $4,800
        			                            ======	     ======
<PAGE 29>

(3) LONG-TERM DEBT

                                March 31,
                             1998      1997
                             (In thousands)

Revolving credit              $550    $1,250
note (a)
Term note (b)                3,000     4,000
Other                           72       125
                     			     -----     -----
Total long-term debt         3,622     5,375
Less current                (1,064)   (1,079)
installments		               -----     -----
Long-term debt,
excluding
current installments        $2,558    $4,296
        		                   =====     =====

The Company has a credit facility which consists of a maximum borrowing line of $10 million under a revolving credit agreement and a five-year term loan, both secured by substantially all of the Company's assets.

(a) The revolving credit agreement provides for interest at the bank's prime rate or 2% above LIBOR, at the Company's option. The rate in effect at March 31, 1998 was 8.5%. In addition, there is a fee of 1/4% per annum on any unused portion of the revolving credit line.

(b) The five-year term loan provides for interest at 8.5%, with principal and interest payable monthly and a maturity date of March 31, 2001. Under the term loan agreement, principal payments of $1,000,000 per year are due in fiscal years 1999, 2000, and 2001.

Total interest expense was $425,000, $616,000 and $260,000 in 1998, 1997 and 1996, respectively.

On May 14, 1998, the Company completed the purchase of PRB Associates, Inc. ("PRB") (note 8). In connection with this transaction, the Company's credit facility has been revised and includes the following: (1) a new revolving credit agreement with a $12 million maximum borrowing limit bearing interest at prime or LIBOR plus 1.5% (at the Company's option); (2) a new $15 million seven-year term loan bearing interest at 1.75% above LIBOR; and (3) remaining in place, the five-year term loan, with an outstanding balance of $3 million as of March 31, 1998, bearing interest at a fixed rate of 8.5%. Amounts drawn under the revolving credit agreement may be converted into a four-year term loan at the Company's discretion at any time prior to its maturity on March 31, 2001. The entire credit facility is secured by substantially all of the Company's assets. Additionally, the Company entered into an interest rate swap agreement that converts $7.5 million of the outstanding debt to a fixed rate of 7.86% with a termination date of June 1, 2003.

The revised debt agreement stipulates that the Company maintain minimum levels of: (1) working capital, (2) tangible net worth,
(3) funded debt-to-earnings before interest, tax, depreciation and amortization ("EBITDA"), and (4) EBITDA to fixed charges. Additionally, the Company may not exceed prescribed levels of capital expenditures and operating lease expense. Furthermore, the agreements prohibit the Company from the payment of cash dividends.
<PAGE 30>

(4)   INCOME TAXES

The composition of income taxes reflected in operations is as follows:

                                       Year Ended March 31,
                                   1998         1997        1996
                                          (In thousands)
Current:
Federal                              $225         $319       $  -
State                                 143          288        102
                            				    -----------------------------
Total current                         368          607        102
Deferred:                           -----------------------------
Federal                             1,200          912        172
State                                 159         (71)         11
				                                -----------------------------
Total deferred                      1,359          841        183
				                                -----------------------------
Total income taxes                 $1,727       $1,448       $285
			                                 =============================

Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to income before income taxes and loss associated with ARIA as follows:

                                       Year Ended March 31,
                                   1998         1997        1996
                                          (In thousands)

Income taxes at the Federal
statutory rate                     $1,503       $1,231       $242
State tax effect                      198          143         75
Foreign sales corporation,
benefit                              (70)            -          -
Other                                  96           74       (32)
                            				    -----------------------------
Total income taxes                 $1,727       $1,448       $285
                             			    =============================
<PAGE 31>


The tax effects of loss and credit carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

                                       March 31,
                                   1998         1997
                                     (In thousands)
Deferred tax assets:
Tax loss and credit
carryforwards                         $339        $623
Accrued expenses, not
currently deductible                   437         414
Capital loss carryforward            3,170       3,160
Other, net                             483         556
Total gross deferred tax             -----------------
assets                               4,429       4,753
Valuation allowance                 (3,830)     (3,830)
                            				     -----------------
Net deferred tax assets                599         923
Deferred tax liabilities:            -----------------
Receivables on engineering
contracts                           (2,219)     (1,314)
Capitalized software                  (204)          -
Depreciation                             -         (74)
Total deferred tax                   -----------------
liabilities                         (2,423)     (1,388)
     				                            -----------------
Net deferred tax liability         $(1,824)      $(465)
                             			     =================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management primarily considers the effect of taxable temporary differences, projected future earnings and, with respect to the capital loss carryforward, the likelihood of capital gains, in making this assessment.

At March 31, 1998, the Company has: (1) general business credits of $189,000, which expire from 2004 to 2013; (2) alternative minimum tax credit carryforwards of $135,000 which are available with no expiration date; and (3) state loss carryforwards of $275,000 which expire in 2001. Additionally, the capital loss carryforward expires in 2001.


(5)  STOCK OWNERSHIP PLANS
Pursuant to the Company's Equity Incentive Plan, options to purchase shares have been granted to certain key employees. The Company may award up to 948,000 shares in the form of stock options, restricted stock, performance shares and other equity awards under this plan. Through March 31, 1998, stock options and equity awards related to incentive compensation have been issued pursuant to this plan. All options are granted with an exercise price not below fair market value at date of grant, have a term of ten years and become exercisable in either equal quarterly or equal annual increments over a period of one to five years.

The Company's Non-Employee Director Stock Option Plan allows the Company to award up to 100,000 shares in the form of non-
qualified stock options. Each non-employee director automatically receives options to purchase shares of common stock, as follows: (1) 10,000 shares on becoming a non-employee director; (2) 1,000 shares following each annual meeting; and (3) 5,000 shares at the beginning of the calendar quarter immediately following such director's first acquiring ownership of at least 5,000 shares. All options are exercisable at a price not below fair market value at date of grant, have a term of ten years, and become exercisable one year after date of grant.

<PAGE 32>



The following is a summary of stock option activity for both of these plans:

                                   March 31,
                   1998              1997               1996

              Number   Weight-            Weight-  Number   Weight-
                of       ed    Number of    ed       of       ed
              Shares   Aver-    Shares    Aver-    Shares   Aver-
              Under     age      Under     age     Under     age
             Options   Price    Options   Price   Options   Price
Outstanding   436,459  $ 6.54    480,659  $ 9.13   397,590  $10.90
at
beginning
of year
Granted       150,000    6.08    317,814    5.59   188,474   16.24
Exercised    (15,098)    5.25    (6,200)    3.52  (36,405)    7.61
Canceled     (18,134)    5.63  (355,814)   13.00  (69,000)    8.12
             -----------------------------------------------------
Outstanding   553,227  $ 5.27    436,459  $ 6.54   480,659  $ 9.13
at end of    =====================================================
year

Exercisable   206,151  $ 7.65    118,465  $ 9.14   232,680  $ 8.79
at end of    =====================================================
year

At March 31, 1998, the range of exercise prices and weighted average contractual life of outstanding and exercisable options was $3.25 to $17.63 and 6.99 years, respectively.

Under  the Equity Incentive Plan and Non-Employee Director  Stock
Option  Plan,  99,943  and  12,000  shares,  respectively,   were
available at March 31, 1998 for future grants.

During fiscal 1997, the Company granted a total of 317,814 options of which 202,814 options were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $13.125 to $17.75. These "repriced" options were issued at the fair market value on the date of grant, or $5.625.

Under the Company's Employee Stock Purchase Plan, each employee of the Company, whose customary employment is more than 20 hours per week, is eligible to purchase the Company's stock at a 15% discount. In fiscal 1998, 73,310 shares were purchased by employees, at prices ranging from $4.89 to $6.64 per share. In fiscal 1997, 92,521 shares were purchased under this plan, at prices ranging from $4.57 to $4.83 per share. In fiscal 1996, 36,695 shares were purchased from the Company's treasury shares at prices ranging from $4.36 to $14.77 per share.

The Company has calculated the pro forma disclosures required under SFAS No. 123 for options granted in 1998, 1997, and 1996 using the Black-Scholes option pricing model. The following assumptions were used in this model: optionees were stratified into three groups based on historical exercise behavior; risk free interest rate ranged from 5.61% to 5.67%; volatility ranged from 47% to 50%; the expected life of the option was three, five, or ten years, respectively, for each group; and there was no expected dividend yield.

Had the Company adopted SFAS No. 123, the weighted average fair value of options granted in 1998, 1997, and 1996 would have equaled $3.38, $2.67, and $8.06, respectively. Additionally, had the Company determined compensation cost based on the fair value provisions of SFAS No. 123, net income would have been $1,930,000 for fiscal 1998 or $.37 per share, $1,676,000 for fiscal 1997 or $.32 per share, and for fiscal 1996 the net loss would have been $9,239,000, or $2.05 per share.

<PAGE 33>

(6) EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time regular employees are eligible for participation in the Company's 401(k) Plan on their date of hire. All other employees become eligible upon meeting certain requirements. Eligible employees may make voluntary contributions to the Plan in the form of 1% to 18% salary deductions. The first 4% of a participant's contribution is matched by the Company at the rate of 30%. In addition, the Company contributes 1% of each eligible participant's annual compensation. Plan expense was $621,000, $579,000, and $514,000 in 1998, 1997, and 1996, respectively.

Incentive Compensation
Officers and certain key employees of the Company participate in a plan which provides for additional compensation primarily based on the Company attaining certain predetermined performance measures. Total expense under this plan was $1,455,000 in 1998, $1,069,000 in 1997, and $780,000 in 1996.

For most individuals with incentive compensation levels over $4,000 in 1998, 1997, and 1996, at least twenty-five percent
(25%) of their total award was paid in the form of Company stock.

(7)  LEASES

The Company conducts its operations from leased facilities and leases certain equipment, substantially all of which are classified as operating leases. All leases expire prior to the year 2004. It is expected that in the normal course of business, leases that expire will be renewed or replaced. The aggregate minimum lease commitment under non-cancelable leases with a remaining term greater than one year as of March 31, 1998 was $4,137,000, payable as follows: $1,427,000 in 1999; $1,337,000 in  2000; $899,000 in 2001; $391,000 in 2002; and $83,000 for the
years thereafter.

Rental expense incurred from operating leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) was $1,671,000 in 1998, $1,674,000 in 1997, and $1,439,000 in 1996.


(8)  BUSINESS ACQUISITIONS
PRB Associates, Inc.
On May 14, 1998, the Company completed a transaction to acquire all of the outstanding shares of PRB, a privately-held developer of military mission planning systems. The purchase price of $20 million was financed through borrowings under a new credit facility and notes (note 3).

The acquisition will be accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired will be recorded as goodwill and amortized over a period not to exceed 25 years.

The operating results of PRB will be included in the Company's consolidated financial statements starting May 1, 1998. The following unaudited pro forma results of operations assume the acquisition occurred as of April 1, 1997 (the beginning of the Company's fiscal year.) These pro forma results are not necessarily indicative of the actual results of operations which may occur in the future:

                   Year Ended March 31, 1998
     Net sales             $101,482
     Net income              $2,835
     Net income per share - Basic$ .55
     Net income per share - Diluted     $ .53

<PAGE 34>
Advanced Systems Development, Inc.
Effective March 1, 1996, the Company acquired all of the outstanding stock of Advanced Systems Development, Inc. ("ASDI"), a privately-held developer of simulation, training and software validation systems for electronic warfare sold in both domestic and international markets. The purchase price consisted of $329,842 in cash, forgiveness of a note of $22,019, and 623,892 shares of the Company's common stock.
The acquisition was accounted for as a purchase and the excess of purchase price over the final allocation of the fair value of net assets acquired was $4,671,000.

(9)  OTHER INCOME
The 1996 and 1998 other income is related to a settlement of a lawsuit initiated by the Company in May 1994 against MWave, Inc., and its wholly-owned subsidiary, Poly Circuits, Inc., seeking compensation for monetary damages incurred as a result of defective printed circuit boards manufactured for the Company by Poly Circuits.


(10) INVESTMENT IN ARIA WIRELESS SYSTEMS, INC.
Effective May 31, 1995, the shareholders of ARIA Wireless Systems, Inc. ("ARIA"), including the Company, completed a transaction to reorganize and capitalize a new entity, which continued to use the ARIA Wireless Systems, Inc. name. The Company contributed approximately $7 million of net assets to ARIA in connection with this transaction in return for a 49% ownership interest in ARIA. During the third quarter of fiscal 1996, the Company, after considering ARIA's continuing losses and financial condition, and after reviewing the Company's related strategic alternatives, charged the full amount of its investment in ARIA, together with any amounts then due from ARIA, to income. The amount of this charge, including additional fourth quarter adjustments, was $6,520,000 and was included in the loss associated with ARIA on the 1996 Consolidated Statement of Operations.
On April 30, 1996, ARIA filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court") to
reorganize the corporation. Based upon the Plan of Reorganization of ARIA and an agreement, which was approved by the Bankruptcy Court on October 1, 1997, between ARIA and certain creditors, including the Company, the Company received in settlement of its claims, 250,000 shares of ARIA common stock, representing approximately 5% of the total issued and outstanding ARIA common stock. As of March 31, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a last trade price of $ 2.51 per share. There can be no assurances that the Company could achieve such a price upon any sale of its ARIA shares.
Due to the limited amount of available financial and market information, the Company's equity interest in ARIA has not been given any accounting value in the Company's consolidated financial statements.
(11) EARNINGS PER COMMON SHARE
During the third quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into account the potential dilution that could occur if dilutive options and warrants were exercised, resulting in the issuance of common stock. The Company has restated its earnings per share for prior periods.
<PAGE 35>
The table below reconciles the effect that potentially dilutive securities have on earnings per share:

                                      Year Ended March 31,
                                    1998     1997      1996
                                   (In thousands, except per
                                          share data)

Net income (loss)                  $2,695   $2,173    $(8,552)
Average shares outstanding -       ==========================
basic                               5,184    5,207      4,508
                            				   ==========================
Basic earnings per share           $ 0.52   $ 0.42    $ (1.90)
                                   ==========================
Average shares outstanding          5,184    5,207      4,508
Dilutive effect of stock
options after application
of treasury stock method              132       29          -
                                   --------------------------
Average and equivalent shares
outstanding - diluted               5,316    5,236      4,508
				                               ==========================
Diluted earnings per share         $ 0.51   $ 0.42     $(1.90)
        			                        ==========================

(12) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                            Year Ended March 31,
                           1998    1997       1996
                              (In thousands)

Cash flow data:
Interest payments          $423     $607      $225
Income taxes paid           916       38       119
Noncash investing
and financing
activities:

Equity awards               127      130         -
Net liabilities
acquired                                        57
Contribution of
net assets of
Subsidiaries to
ARIA Wireless
Systems, Inc.                 -        -     6,994

<PAGE 36>

(13) BUSINESS SEGMENTS

The  Company  operates within two business segments:  Engineering
and   Technical   Services  ("Services")  and   Defense   Systems
("Systems").

Services provides engineering and technical support including program management, software verification and validation, and training predominantly to the U.S. Department of Defense, primarily under cost-reimbursement and time-and-materials contracts. Services operations are located in the U.S., typically near or on U.S. military command installations. Services operations are located in the U.S., typically near or on U.S. military command installations. Significant Services contracts include: Naval Air Systems Command for Electronic Combat Missions Systems ("ECMS") and the Naval Sea Systems Command ("NAVSEA"). The ECMS contract, which continues through August 1998, contributed 24% of total Company sales in 1998, 29% in 1997, and 33% in 1996. The NAVSEA contract accounted for 11% of total Company sales in 1998, 10% in 1997, and 15% of sales in 1996. No other Services contract accounted for more than 10% of total Company sales during such periods, although the Company's principal customer group is the U.S. Department of Defense, representing 87% of 1998 total Company sales.

The Systems segment designs and produces technically advanced systems and products. These systems include operational, diagnostic and training software, which utilize commercial off-the-shelf hardware when possible. Specific areas of specialty include electronic warfare, battle management, and simulation. Systems operations are located in the U.S., however, this segment provides systems to customers located worldwide and to allied military  governments,  primarily  under  fixed-price  contracts.
International sales represented approximately 13% of total Company sales in 1998, 11% in 1997, and less than 3% in 1996. No Systems contract accounted for more than 10% of total Company sales during such periods.

The following table summarizes segment information:

                     Year Ended March 31,
                      1998       1997
                      (In thousands)
Services:
Net sales            $46,710    $55,411
Operating profit       2,115      2,810
Identifiable assets   18,806     16,156
Capital
expenditures             654        500
Depreciation and
amortization             670        740

Systems:
Net sales            $25,298    $21,058
Operating profit       2,728      1,406
Identifiable assets    6,538      8,101
Capital
expenditures             464        132
Depreciation and
amortization             518        435

Corporate:
Identifiable assets     $583       $535
Capital
expenditures              17         11
Depreciation and
amortization              16         15

Consolidated:
Net sales            $72,008    $76,469
Operating profit       4,843      4,216
Identifiable assets   25,927     24,792
Capital
expenditures           1,135        643
Depreciation and
amortization           1,204      1,190

<PAGE 37>

Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate general and administrative costs were allocated, based on sales, to each segment on a pro rata basis.

As  discussed below, during 1996, the Company did not  accumulate financial activities by the segments reported in fiscal 1998  and
1997.   The  Company, therefore, has reported segment information
for only fiscal 1998 and 1997.

During fiscal 1996, the Company reported operations under one segment, Defense Electronics Systems and Services. In March 1996, the Company acquired ASDI, that when added to the Company's existing Systems business for 1997, created a significant business segment. Additionally, in the prior years, the Defense Electronics Systems and Services segment principally operated under the current definition of the Services segment.

<PAGE 38>


                  Independent Auditors' Report






The Board of Directors and Shareholders of Comptek Research,
Inc.:
We have audited the accompanying consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comptek Research, Inc. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


Buffalo, New York
May 14, 1998
<PAGE 39>


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

Item 14.  EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES, AND  REPORTS
          ON FORM 8-K

(a)               (1)     Financial Statements

       Included in Part II, Item 8, of this report:

       Consolidated Statements of Operations for the years ended
       March 31, 1998, 1997, and 1996

       Consolidated Balance Sheets as of March 31, 1998 and 1997

       Consolidated Statements of Changes in Shareholders'
       Equity  for the years ended March 31,
       1998, 1997, and 1996

       Consolidated Statements of Cash Flows for the years ended
       March 31, 1998, 1997, and 1996

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

       (2) The following financial statement schedule and independent auditors' report thereon should be read in conjunction with the financial statements incorporated by reference in conjunction with the financial statements incorporated by reference in Item 8 in this Form 10-K:

                                                        Page
                                                        No.
             II - Valuation and Qualifying Accounts. .   43

           Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.

       <PAGE 40>

       (3)       Exhibits:

           See Exhibit Index filed herewith on pages 40 through 42 of this Report

(b)    Reports on Form 8-K:

            None

<PAGE 41>

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPTEK RESEARCH, INC.


DATE:  June 26, 1998                 By:  /s/ John J. Sciuto
                                     -------------------------
                                     John J. Sciuto, Chairman,
                                     President,and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures                  Title                  Date

                         Chairman, President
                                 and
                           Chief Executive
/s/John Sciuto                 Officer            June 26, 1998
John J. Sciuto

                          Vice President of
/s/Laura L.                    Finance
Benedetti                   and Treasurer         June 26, 1998
Laura L. Benedetti


/s/Joseph A. Alutto           Director            June 26, 1998
Joseph A. Alutto


/s/John R. Cummings           Director            June 26, 1998
John R. Cummings


/s/G. Wayne Hawk              Director            June 26, 1998
G. Wayne Hawk


/s/Patrick J.
Martin                        Director            June 26, 1998
Patrick J. Martin


/s/James D. Morgan            Director            June 26, 1998
James D. Morgan


/s/Henry P.
Semmelhack                    Director            June 26, 1998
Henry P. Semmelhack

<PAGE 42>

Independent Auditors' Report on Financial Statement Schedule

The Board of Directors
Comptek Research, Inc.:

Under date of May 14, 1998, we reported on the consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)(2) of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

Buffalo, New York
May 14, 1998

<PAGE 43>

                          Schedule II

            COMPTEK RESEARCH, INC., AND SUBSIDIARIES

               Valuation and Qualifying Accounts
                         (In Thousands)
          Years ended March 31, 1998, 1997,  and 1996
                       Balance     Amount    Charge-    Balance
                         at       Charged     offs,      at End
    Description       Beginning      to     Disposals      of
                      of Period   Expense      and      Period
                                             Transfer
Allowance for
Doubtful Accounts
and Note

  Year ended                $47        $103        $--      $150
  March 31, 1996

  Year ended               $150         $50        $50      $150
  March 31, 1997

  Year ended               $150         $22        $--      $172
  March 31, 1998


Inventory Valuation

  Year ended                $76         $--        $76       $--
  March 31, 1996

  Year ended                $--         $--        $--       $--
  March 31, 1997

  Year ended                $--         $25        $--       $25
  March 31, 1998


<PAGE 44>

                        INDEX TO EXHIBITS
                          ____________
Exhi-
 bit                                                 Page No. or
 No.              Description of Exhibit               Location

2.1    Acquisition of Advanced Systems Development       (j)
       , Inc.
2.2    Acquisition of PRB Associates, Inc.               (t)
3.1    Restated Certificate of Incorporation of          (l)
       Registrant, as amended.
3.2    Restated By-laws of Registrant, as amended.       48
10.1   Registrant's Equity Incentive Plan, as            (h)
       amended.
10.1a  Form of incentive stock option agreement and      (p)
       non-qualified stock agreement issued under
       Registrant's Equity Incentive Plan to plan
       participants, including executive officers.
10.1b  Non-Qualified Stock Option Agreement dated        (p)
       June 20, 1996 by and between Registrant and
       John J. Sciuto.
10.2   1994 Stock Option Plan for Non-Employee           (b)
       Directors.
10.2a  Amendment to 1994 Stock Option Plan for Non-      (q)
       Employee Directors.
10.3   Employment agreement between Registrant and       (a)
       John R. Cummings.
10.3a  Employment agreement, as amended, between         (l)
       Registrant and John R. Cummings.
10.3b  Second Amendment to Employment Agreement          (o)
       between Registrant and John R. Cummings.
10.3c  Employment agreement between Registrant and       66
       John J. Sciuto.
10.3d  Employment agreement between Registrant and       79
       Christopher A. Head.
10.3e  Employment agreement between Registrant and       92
       Laura L. Benedetti.
10.3f  Employment agreement between Registrant and       106
       James D. Morgan.
10.3g  Loan Agreement between Comptek Federal            (n)
       Systems, Inc. (wholly-owned subsidiary of
       the Registrant) and John J. Sciuto.
10.3h  Employment Agreement between PRB Associates,      129
       Inc. (wholly-owned subsidiary of the
       Registrant) and Lawrence M. Schadegg.
10.3i  Restricted Stock Agreement between                137
       Registrant and Lawrence M. Schadegg
10.5   Interest Rate Swap Agreement, dated May 1,        145
       1998, between Registrant and KeyBank, N.A.
10.5a  Loan Agreement, dated May 14, 1998, between       169
       Registrant and Manufacturers and Traders
       Trust Company
10.7   Prime Contract No. N00123-94-D-0033 for the       (b)
       U.S. Navy.
10.7a  Amendments P00001 through P00003, inclusive,      (c)
       to Contract No. N00123-94-D-0033.
10.7b  Amendment P00004 to Contract No. N00123-94-D-     (d)
       0033.
10.7c  Amendment P00005 to Contract No. N00123-94-D-     (g)
       0033.
10.7d  Amendments P00006 through P00007, inclusive,      (h)
       to Contract No. N00123-94-D-0033.
10.7e  Amendment P00010 to Contract No. N00123-94-D-     (m)
       0033.
10.7f  Amendments P00011 and P00012 to Contract No.      (n)
       N00123-94-D-0033.
10.7g  Amendment P00013 to Contract No. N00123-94-D-     (p)
       0033.
10.7h  Amendment P00014 to Contract No. N00123-94-D-     (q)
       0033.
10.7i  Amendment P00015 to Contract No. N00123-94-D-     (r)
       0033
10.8   Prime Contract No. N00024-90-C-5208 for the       (f)
       U.S. Navy.
10.8a  Amendments P00108 through P00111, inclusive,      (f)
       to Contract No. N00024-90-C-5208.
10.8b  Amendments P00112 to P00124, inclusive, to        (g)
       Contract No.
       N00024-90-C-5208.
10.8c  Amendments P00125 through P00136, inclusive,      (h)
       to Contract No. N00024-90-C-5208.
10.8d  Amendment P00137 to Contract No. N00024-90-C-     (i)
       5208.
10.8e  Amendments P00138 through P00147, inclusive,      (l)
       to Contract No. N00024-90-C-5208.
10.8f  Amendments P00148 to P00155, inclusive, to        (m)
       Contract No. N00024-90-C-5208.
10.8g  Amendments P00156 to P00159, inclusive, and       (n)
       P00161 to P00172, inclusive, to Contract No.
       N00024-90-C-5208.
10.8h  Amendments P00173 to P00183, inclusive, to        (o)
       Contract No. N00024-90-C-5208.
10.8i  Amendments P00184 to P00198, inclusive, to        (p)
       Contract No. N00024-90-C-5208.
10.8j  Amendments P00199 to P00205, inclusive, to        (q)
       Contract No. N00024-90-C-5208.
10.8k  Amendment P00206 to Contract No. N00024-90-C-     (r)
       5208.
10.8l  Amendments P00207 to P00208, inclusive, to        (s)
       Contract No. N00024-90-C-5208
10.8m  Amendment P00209 to Contract No. N00024-90-C-     310
       5208.
10.9   Prime Contract No. N00024-97-C-6431 for the       (p)
       U.S. Navy.
10.9a  Amendment P00001 to Contract No. N00024-97-C-     (q)
       6431.
10.9b  Amendments P00002 to P00006, inclusive, to        (r)
       Contract No. N00024-97-C-6431.
10.9c  Amendments P00007 to P00008, inclusive, to        (s)
       Contract No. N00024-97-C-6431.
10.9d  Amendments P00009 to P00018, inclusive, to        313
       Contract No. N00024-97-C-6431.
11     Reconciliation of Basic and Diluted EPS           363
       Computations
21     List of Subsidiaries.                             364
23     Consent of Independent Auditors.                  365
27     Financial Data Schedule.                          366
________________


(a) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1994.
(b) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended July 1, 1994.
(c) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 30, 1994.
(d) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 30, 1994.
(e)  Designates Exhibit annexed to the Company's Form 8-K dated
     November 2, 1994.
(f) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1995.
(g) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 30, 1995.
(h) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 29, 1995.
(i) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 29, 1995.
(j)  Designates Exhibit annexed to the Company's Form 8-K dated
     March 22, 1996 and Form 8-K/A dated May 14, 1996.
(k)  Incorporated by reference in the Company's Form 8-K/A dated
     May 14, 1996.
(l) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1996.
(m) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 28, 1996.
(n) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 27, 1996.
(o) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 27, 1996.
(p) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1997.
(q) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 27, 1997.
(r) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 26, 1997.
(s) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended December 26, 1997.
(t)  Designates Exhibit annexed to the Company's Form 8-K dated
     May 26, 1998

The following exhibits constitute management contracts or compensation plans under Category 10(iii)(A) of Regulation S-K:

10.1 Registrant's Equity Incentive Plan, as amended.
10.1 Form of incentive stock option agreement and non-qualified
a    stock agreement issued under Registrant's Equity Incentive
     Plan to plan participants, including executive officers.
10.1 Non-Qualified Stock Option Agreement dated June 20, 1996 by
b    and between Registrant and John J. Sciuto.
10.2 1994 Stock Option Plan for Non-Employee Directors.
10.2 Amendment to 1994 Stock Option Plan for Non-Employee
a    Directors.
10.3 Employment agreement between Registrant and John R.
     Cummings.
10.3 Employment agreement, as amended, between Registrant and
a    John R. Cummings.
10.3 Second Amendment to Employment Agreement between Registrant
b    and John R. Cummings.
10.3 Employment Agreement between Registrant and John J. Sciuto.
c
10.3 Employment Agreement between Registrant and Christopher A.
d    Head.
10.3 Employment Agreement between Registrant and Laura L.
e    Benedetti.
10.3 Employment Agreement between Registrant and James D.
f    Morgan.
10.3 Loan Agreement between Comptek Federal Systems, Inc.
g    (wholly-owned subsidiary of the Registrant) and John J.
     Sciuto.
10.3 Employment Agreement between PRB Associates, Inc. (wholly-
h    owned subsidiary of the Registrant) and Lawrence M.
     Schadegg.
10.3 Restricted Stock Agreement between Registrant and Lawrence
i    M. Schadegg.


                           EXHIBIT 3.2


                        RESTATED BY-LAWS

                               OF

                     COMPTEK RESEARCH, INC.

                    (a New York corporation)

                            ARTICLE I

                             OFFICES

     Section 1. OFFICE. The principal executive office of the corporation shall be located in the City of Buffalo, County of Erie, State of New
York.

     Section 2. ADDITIONAL OFFICES. The corporation may also have offices and places of business at such other places, within or without the State of New York, as the Board of Directors may from time to time determine or the business of the corporation may require.


                           ARTICLE II

                          SHAREHOLDERS

     Section 1. CERTIFICATES REPRESENTING SHARES. Certificates representing shares shall set forth thereon the statements prescribed by any applicable provision of law and shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and may be sealed with the corporate seal or a facsimile thereof. The signature of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

     A Certificate representing shares shall not be issued until the full amount of consideration therefor has been paid except as
Section 504 of the Business Corporation Law may otherwise permit.

     No Certificate representing shares shall be issued in place of any certificate alleged to have been lost, destroyed, or stolen, except on production of such evidence of such loss, destruction or theft and on delivery to the corporation, if the Board of Directors shall so require, of a bond of indemnity in such amount upon such terms and secured by such surety as the Board of Directors may in its discretion require.

     Section 2. FRACTIONAL SHARE INTERESTS. The corporation may issue certificates for fractions of a share where necessary to effect transactions authorized by the Business Corporation Law which shall entitle the holder in proportion to his fractional holdings, to exercise voting rights, receive dividends and participate in liquidating distributions; or it may pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined; or it may issue scrip in registered or bearer form over the manual or facsimile signature of an officer of the corporation or of its agent, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a shareholder except as therein provided.

     Section 3. SHARE TRANSFERS. Upon compliance with provisions restricting the transferability of shares, if any, transfers of shares the corporation shall be made only on the a share record of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation or with a transfer agent or a registrar, if any, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes due thereon.

     Section 4. RECORD DATE FOR SHAREHOLDERS. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than fifty days nor less than ten days before the date of such meeting, nor more than fifty days prior to any other action. If no record date is fixed, the record date for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held; the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the resolution of the directors relating thereto is adopted. When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided in this paragraph, such determination shall apply to any adjournment thereof, unless the directors fix a new record date under this paragraph for the adjourned meeting.

               MEANING OF CERTAIN TERMS. As used herein in respect of the right to notice of a meeting of shareholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term "share" or "shares" or "shareholder" or "shareholders" refers to an outstanding share or shares and to a holder or holders of record of outstanding shares when the corporation is authorized to issue only one class of shares, and said reference is also intended to include any outstanding share or shares and any holder or holders of record of outstanding shares of any class upon which or upon whom the Certificate of Incorporation confers such rights where there are two or more classes or series of shares or upon which or upon whom the Business Corporation Law convers such rights notwithstanding that the Certificate of Incorporation may provide for more than one class or series of shares, one or more of which are limited or denied such rights thereunder.

     Section 5.  MEETINGS.

               TIME. The annual meeting shall be held on the date fixed, from time to time, by the directors, provided, that each annual meeting shall be held on a date within thirteen months after the date of the preceding annual meeting. A special meeting shall be held on the date fixed by the directors except when the Business Corporation Law confers the right to fix the date upon shareholders.

               PLACE. Annual meetings and special meetings shall be held at such place, within or without the State of New York, as the directors may, from time to time, fix. Whenever the directors shall fail to fix such place, or, whenever shareholders entitled to call a special meeting shall call the same, the meeting shall be held at the office of the corporation in the State of New York.

               CALL. Annual meetings may be called by the directors or by an officer instructed by the directors to call the meeting or by the President. Special meetings may be called in like manner except when the directors are required by the Business Corporation Law to call a meeting, or except when the shareholders are entitled by said Law to demand the call of a meeting.

               NOTICE OR ACTUAL OR CONSTRUCTIVE WAIVER OF NOTICE. The notice of all meetings shall be in writing, shall state the place, date, and hour of the meeting, and, shall state the name and capacity of the person issuing the same. The notice for a special meeting shall indicate that is being issued by or at the direction of the person or persons calling the meeting. The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of other business which may properly come before the meeting, and shall (if any other action which could be taken at a special meeting is to be taken at such annual meeting) state the purpose or purposes. The notice of a special meeting shall in all instances state the purpose or purposes for which the meeting is called. If the directors shall adopt, amend, or repeal a By-Law regulating an impending election of directors, the notice of the next meeting for election of directors shall contain the statements prescribed by Section 601(b) of the Business Corporation Law. If any action is proposed to be taken which would, if taken, entitle shareholders to receive payment for their shares, the notice shall include a statement of that purpose and to that effect. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten days nor more than fifty days before the date of the meeting, unless the lapse of the prescribed period of time shall have been waived, to each shareholder at his record address or at such other address which he may have furnished by notice in writing to the Secretary of the corporation. If a meeting is adjourned to another time or place, and, if any announcement of the adjourned time or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the directors, after adjournment, fix a new record date for the adjourned meeting. Notice of a meeting need not be given to any shareholder who submits a signed waiver of notice before or after the meeting. The attendance of a shareholder at a meeting without protesting prior to the conclusion of the meeting the lack of notice of such meeting shall constitute a waiver of notice by him.

               SHAREHOLDER LIST AND CHALLENGE. A list of shareholders as of the record date, certified by the Secretary or other officer responsible for its preparation or by the transfer agent, if any, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

               CONDUCT OF MEETING. Meetings of the shareholders shall be presided over by any one of the following officers--the Chairman of the Board, if any, the President, a Vice President, or, if none of the foregoing is in office and present, by a chairman to be chosen by the shareholders. The Secretary of the corporation, or in his absence, an Assistant Secretary, shall act as Secretary of the meeting, but if neither the Secretary nor Assistant Secretary is present, the chairman of the meeting shall appoint a Secretary of the meeting.

               PROXY REPRESENTATION. Every shareholder may authorize another person or persons to act for him by proxy in all matters in which a shareholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting. Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by the Business Corporation Law.

               INSPECTORS OF ELECTION. The directors, in advance of any meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at the meeting may, and, on the request of any shareholder shall, appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors, if any, shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by him or them.

               QUORUM. Except for a special election of directors pursuant to Section 603(b) of the Business Corporation Law, and except as herein otherwise provided, the holders of a majority of the outstanding shares shall constitute a quorum at a meeting of shareholders for the transaction of any business.
When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

               VOTING. Each share shall entitle the holder thereof to one vote. In the election of directors, a plurality of the votes cast shall elect. Any other action shall be authorized by a majority of the votes cast except where the Business Corporation Law prescribes a different proportion of votes.

     Section 6. SHAREHOLDER ACTION WITHOUT MEETINGS. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all shares.

                           ARTICLE III

                       BOARD OF DIRECTORS

     Section 1. FUNCTIONS AND DEFINITIONS. The business of the corporation shall be managed under the direction of a governing board, which is herein referred to as the "Board of Directors." The word "director" means any member of the Board of Directors. The use of the phrase "entire board" herein refers to the total number of directors which the corporation would have if there were no vacancies.

     Section 2. QUALIFICATIONS AND NUMBER. Each director shall be at least eighteen years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of New York. Until changed by action of the shareholders or directors as provided herein, the Board of Directors shall consist of eight persons. The number of directors constituting the entire Board of Directors shall not be less than five. Subject to the foregoing limitation such number may be fixed from time to time by action of the shareholders or of the directors, or, if the number is not so fixed, the number shall be eight.
The number of directors may be increased or decreased by action of shareholders or of the directors, provided that any action of the directors to effect such increase or decrease shall require the vote of a majority of the entire Board of Directors. No decrease shall shorten the term of any incumbent director.

     Section 3. ELECTION AND TERM. Directors who are elected at an annual meeting of shareholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. In the interim between annual meetings of shareholders or of special meetings of shareholders called for the election of directors, newly created directorships and any vacancies in the Board of Directors, including vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of the remaining directors then in office, although less than a quorum exists.

     Section 4. RESIGNATION. Any director of the Corporation may resign at any time by giving his resignation to the President or any Vice President or the Secretary. Such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 5. DIRECTORS' FEES. Directors, including salaried officers who are directors, may receive a fee for their services as directors and traveling and other out-of-pocket expenses incurred in attending any regular or special meeting of the Board. The fee may be a fixed sum to be paid for attending each meeting of the Board of Directors or a fixed sum to be paid monthly, quarterly, or semi-annually, irrespective of the number of meetings attended or not attended. The amount of the fee and the basis on which it shall be paid shall be determined by the Board of Directors. Nothing herein contained shall preclude any director from serving the Corporation in any other capacity and receiving compensation for such services.

     Section 6.  MEETINGS

               --TIME. Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected Board shall be held as soon after its election as the directors my conveniently assemble.

               --PLACE. Meetings shall be held at such place within or without the State of New York as shall be fixed by the Board.

               --CALL. No call shall be required for regular meetings for which the time and place have been fixed. Special meetings may be called by the President, a Vice President, the Secretary, an Assistant Secretary or a majority of the directors in office.

               NOTICE OR ACTUAL OR CONSTRUCTIVE WAIVER. No notice shall be required for regular meetings for which the time and place have been fixed. Notice of the time and place of special meetings shall be given to each director by mailing such notice at least five days prior to the meeting, or orally, or by personal service or by telegram at least two days prior to the meeting. The notice of any meeting need not specify the purpose of the meeting. Any requirement of furnishing a notice shall be waived by any director who signs a waiver of notice before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

               QUORUM AND ACTION. A majority of the entire Board shall constitute a quorum except when a vacancy or vacancies prevents such proportion, whereupon a majority of the directors in office shall constitute a quorum, provided such majority shall constitute at least one-third of the entire Board. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place. Except as otherwise provided herein or in any applicable provision of law, the vote of a majority of the directors present at the time of the vote at a meeting of the board, if a quorum is present at such time, shall be the act of the board.

               CHAIRMAN OF THE MEETING.  The Chairman of the
Board, if any and if present, shall preside at all meetings.
Otherwise, the President if present, or any other director chosen by the Board, shall preside.

     Section 7. REMOVAL OF DIRECTORS. Any or all of the directors may be removed for cause or without cause by the shareholders. One or more of the directors may be removed for cause by the Board of Directors.

     Section 8. COMMITTEES OF DIRECTORS. The Board of Directors may, be resolution passed by a majority of the entire Board, designate from their number three or more directors to constitute an Executive Committee which shall possess and may exercise all the powers and authority of the Board of Directors in the management of the affairs of the corporation between meetings of the Board (except to the extent prohibited by applicable provisions of the Business Corporation Law), and/or such other committee or committees, which to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. All such committees shall serve at the pleasure of the Board. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

     Section 9. CONFERENCE TELEPHONE. Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Such participation shall constitute presence in person at such meeting.

     Section 10. ACTION IN WRITING. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or the committee, as the case may be, consent in writing to the adoption of a resolution authorizing the action, and the resolution and the written consents thereto are filed with the minutes of the proceedings of the Board or committee.

                           ARTICLE IV

                            OFFICERS

     Section 1. EXECUTIVE OFFICERS. The directors may elect or appoint a Chairman of the Board of Directors, a President, one or more Vice Presidents (one or more of whom may be denominated "Executive Vice President"), a Secretary, one or more Assistant Secretaries, a Treasurer, one or more Assistant Treasurers, and such other officers as they may determine. Any two or more offices may be held by the same person except the offices of President and Secretary.

     Section 2. TERM OF OFFICE; REMOVAL. Unless otherwise provided in the resolution of election or appointment, each officer shall hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until his successor has been elected and qualified. The Board of Directors may remove any officer for cause or without cause.

     Section 3. AUTHORITY AND DUTIES. All officers, as between themselves and the corporation, shall have such authority and perform such duties in the management of the corporation as may be provided in these By-Laws, or, the extent not so provided, by the Board of Directors.

     Section 4. THE CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside at all meetings of the Board of Directors and the Shareholders. As designated by the Board of Directors, from time to time, the Chairman of the Board shall be the Chief Executive Officer and shall perform all such other duties as are properly required of him by the Board of Directors.

     Section 5. THE PRESIDENT. The President shall be the Chief Operating Officer of the Corporation and its Executive Officer next in authority to the Chairman of the Board. He shall assume the responsibilities of Chief Executive Officer of the Corporation, from time to time, if designated by the Board of Directors. He shall have the general powers and duties of supervision and management of the Corporation which usually pertain to his office, and shall perform all such other duties as are properly required of him by the Board of Directors.

     Section 6. VICE PRESIDENTS. Any Vice President that may have been appointed, in the absence or disability of the President shall perform the duties and exercise the power of the President, in the order of their seniority, and shall perform such other duties as the Board of Directors shall prescribe.

     Section 7. THE SECRETARY. The Secretary shall keep in safe custody the seal of the corporation and affix it to any instrument when authorized by the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors.

     Section 8. THE TREASURER. The Treasurer shall have the care and custody of the corporate funds, and other valuable effects, including securities, and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the Board or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation. If required by the Board of Directors, the Treasurer shall give the corporation a bond for such term, in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

     Section 9. COMPENSATION. The compensation of all officers shall be determined by the Board of Directors. The compensation of all other employees shall be fixed by the President within such limits as may be prescribed by the Board of Directors.

                            ARTICLE V

                        BOOKS AND RECORDS

The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of the shareholders, of the Board of Directors, and any committee which the directors may appoint, and shall keep at the office of the corporation in the State of New York or at the office of the transfer agent or registrar, if any, in said state, a record containing the names and addresses of all shareholders, the number and class of shares held by each, and the date when they respectively became the owners of record thereof. Any of the foregoing books, minutes, or records may be in written form or in any other form capable of being converted into written form within a reasonable time.


                           ARTICLE VI

                         CORPORATE  SEAL

     The corporate seal, if any, shall be in such form as the Board of Directors shall prescribe.

                           ARTICLE VII

                           FISCAL YEAR

     The fiscal year of the corporation shall be fixed, and shall be subject to change from time to time, by the Board of Directors.

                          ARTICLE VIII

                      CONTROL OVER BY-LAWS

     The shareholders entitled to vote in the election of directors or the directors upon compliance with any statutory requisite may amend or repeal the By-Laws and may adopt new By-Laws, except that the directors may not amend or repeal any By-Law or adopt any new By-Law, the statutory control over which is vested exclusively in the said shareholders or in the incorporators. By-Laws adopted by the incorporators or directors may be amended or repealed by the said shareholders.

                           ARTICLE IX

                         INDEMNIFICATION

     Every person who is or was a director, officer or employee of the corporation, or of any other corporation which he served as such at the request of the corporation, may in accordance with the second paragraph of this Article IX be indemnified by the corporation against any and all liability and reasonable expense that may be incurred by him in connection with or resulting from any claim, action, suit or proceeding (whether brought by or in the right of the corporation or such other corporation or otherwise), civil or criminal, or in connection with an appeal relating thereto, in which he may be involved, as a party or otherwise, by reason of his being or having been a director, officer or employee of the corporation or such other corporation, or by reason of any action taken or not taken in his capacity as such director, officer or employee, whether or not he continues to be such at the time such liability or expense shall have been incurred, provided such person acted, in good faith, in a manner he reasonably believed to be in or not opposed to the best interests of the corporation or such other corporation, as the case may be, and, in addition in any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. As used in this Article IX, the terms "liability" and "expense" shall include, but shall not be limited to, court costs, counsel fees and disbursements and amounts of judgments, fines, or penalties against, and amounts paid in settlement by, a director, officer or employee. The termination of any claim, action, suit or proceeding, civil or criminal, by judgment, settlement (whether with or without court approval), conviction or upon a plea of guilty or nolo contendere, or its equivalent, shall not create a presumption that a director, officer or employee did not meet the standards of conduct set forth in this paragraph.

     Every person referred to in the first paragraph of this
Article IX who has been successful, on the merits or otherwise with respect to any claim, action, suit or proceeding of the character described in such first paragraph shall be entitled to indemnification as of right. Except as provided in the preceding sentence, an indemnification under such first paragraph may be made by the Board of Directors, in its discretion, but only if either (i) the Board of Directors, acting by a quorum consisting of directors who were not parties to (or who have been successful with respect to) such claim, action, suit or proceeding, shall have found that the director, officer or employee has met the applicable standard of conduct set forth in such first paragraph or (ii) if there be no such disinterested quorum, independent legal counsel (who may be the regular counsel of the corporation) shall have delivered to the corporation written advice to the effect that in their judgment such applicable standard has been met.

     Expenses incurred with respect to any claim, action, suit or proceeding of the character described in the first paragraph of this Article IX may be advanced by the corporation prior to the final disposition thereof upon receipt of any undertaking by or on behalf of the recipient to repay such amount unless it shall ultimately be determined that he is entitled to indemnification under this Article IX.

     The rights of indemnification provided in this Article IX shall be in addition to any other rights to which any such director, officer or employee may otherwise be entitled by contract, as a matter of law, by vote of the stockholders, or otherwise; and in the event of any such person's death, such rights shall extend to his heirs and legal representatives.

                      AMENDMENT OF RESTATED
                             BY-LAWS


     The Restated By-laws of Comptek Research, Inc. were amended by the Board of Directors on March 25, 1986, to add the following new Article:

                            ARTICLE X

                    ANTI-TAKEOVER LEGISLATION

     The corporation hereby expressly elects not to be governed by Section 912 of the Business Corporation Law of the State of New York.

                     AMENDMENT OF  RESTATED
                             BY-LAWS

     The Restated By-laws of Comptek Research, Inc. were amended by the Board of Directors on July 22, 1986, to amend and renumber
Section 9 of Article IV as Section 10 and add a new Section 9 captained "Other Titled Employees." Such sections to read in their entirety as follows:

     Section 9. OTHER TITLED EMPLOYEE. The Chief Executive Officer, with the advice of the Executive Committee of the Board of Directors, may appoint one or more employees to the titled positions of product line or divisional vice president or similar positions. Such titled positions shall report to, be under the supervision of, and be responsible to the Chief Executive Officer or such other officers of the corporation as is designated by the Chief Executive Officer, and shall not be officers of the corporation. Each such appointment shall be terminable by the Chief Executive Officer at will and shall be deemed to expire upon the termination, whether voluntary or involuntary, of the employment of the person so appointed. Each appointment shall be confirmed in a written statement filed with the Secretary and reported to the Board of Directors at its next regular meeting.

     Section 10. COMPENSATION. The compensation of all officers shall be determined by the Board of Directors. The compensation of all other employees, including employees having titled positions as provided for in Section 9, shall be fixed by the Chief Executive Officer within such limits as may be prescribed by the Board of Directors.

                      AMENDMENT OF RESTATED

                             BY-LAWS

     The Restated By-laws of Comptek Research, Inc. were amended by the Board of Directors on June 20, 1988, as follows:

     Sections 1, 2, 3 and 7 of Article III of the By-laws are hereby amended and restated in their entirety to read as follows
(all other sections of Article III shall remain unchanged):

     Section 1. FUNCTIONS, NUMBER AND QUALIFICATIONS. The business and affairs of the corporation shall be managed by a Board of Directors consisting of not less than six (6) persons. The exact number of directors shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the entire Board of Directors. As used in these by-laws, the term "entire Board of Directors" means the total authorized number of directors which the corporation would have if there were no vacancies. Each director shall be at least eighteen years of age. A director need not be a shareholder, a citizen of the United States or a resident of the State of New York.

     Section 2. ELECTIONS AND TERM. (a) At the 1986 Annual Meeting of Shareholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1987 Annual Meeting of shareholders, the term of office of the second class to expire at the 1988 Annual Meeting of Shareholders and the term of office of the third class to expire at the 1989 Annual Meeting of Shareholders. Commencing with the 1987 Annual Meeting of Shareholders, directors elected to succeed those directors whose terms have thereupon expired shall be elected for a term of office to expire at the third Annual Meeting of Shareholders after their election.

(b). If the number of directors is increased to nine or more, the directors shall be divided into three classes at the next succeeding Annual Meeting of Shareholders following such increase, with each class to consist of at least three directors and the difference in the number of directors in any two classes not to exceed one. If necessary, one director from the class whose term does not expire at the next succeeding Annual Meeting of Shareholders, to be nominated pursuant to a resolution adopted by the affirmative vote of a majority of the entire Board of Directors, will be elected for a term of office to expire at the second succeeding Annual Meeting of Shareholders after his election so as to ensure that each class will consist of at least three directors. Thereafter, directors elected to succeed those directors whose terms have thereupon expired shall be elected for a term of office to expire at the second succeeding Annual Meeting of Shareholders after their election. Any increase or decrease in the number of directors which does not cause a change in the number of classes shall be apportioned among the classes so as to maintain or attain, if possible, the equality of the number of directors in the classes, but in no case will a decrease in the number of directors shorten the term of any incumbent director. If such equality is not possible, the increase shall be apportioned among the classes in such a way that the difference in the number of directors in any two classes shall not exceed one.

     Section 3. VACANCIES.(a) Subject to the rights of the holders of any series of preferred stock or any other class of capital stock of the corporation (other than the common stock) then outstanding, vacancies in any class of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall, if occurring prior to the expiration of the term of office of such class, be filled only by the affirmative vote of a majority of the remaining directors of the entire Board of Directors then in office, although less than a quorum, or by the sole remaining director. Any director so elected shall hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified.

(b)Whenever the holders of any one or more series of preferred stock issued by the corporation shall have the right, voting separately by series, to elect directors at an annual or a special meeting of shareholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by Paragraph 8 of the Certificate of Incorporation of the corporation, unless expressly otherwise provided by the resolution or resolutions providing for the creation of such series.

     Section 7. REMOVAL OF DIRECTORS. Subject to the rights of holders of any series of preferred stock or any other class of capital stock of the corporation (other than the common stock) then outstanding, (i) any director, or the entire Board of Directors, may be removed by the shareholders from office at any time prior to the expiration of his term of office, but only for cause, and only by the affirmative vote of the holders of record of outstanding shares representing a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, and (ii) any director may be removed from office by the affirmative vote of a majority of the entire Board of Directors, at any time prior to the expiration of his term of office, but only for cause.

(b)The first paragraph of Article IX of the By-laws is hereby amended and restated in its entirety to read as follows (the remaining paragraphs of Article IX shall remain unchanged except as reflected in item (c) below):

Every person who is or was a director, officer or employee of the corporation, or of any other corporation, partnership, join-venture, trust, employee benefit plan or other enterprise ("enterprise") which he served as such at the request of the corporation, may in accordance with the second paragraph of this
Article IX be indemnified by the corporation against any and all liability and reasonable expense that may be incurred by him in connection with or resulting from any claim, action, suit or proceeding (whether brought by or in the right of the corporation or such other enterprise or otherwise), civil or criminal, or in connection with an appeal relating thereto, in which he may be involved, as a party or otherwise, by reason of his being or having been a director, officer or employee of the corporation or such other enterprise, or by reason of any action taken or not taken in his capacity as such director, officer or employee, whether or not he continues to be such at the time such liability or expense shall have been incurred, provided such person acted, in good faith, in a manner he reasonably believed to be in or, in the case of service for any other enterprise, not opposed to the best interests of the corporation, and, in addition, in any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. As used in this
Article IX, the terms "liability" and "expense" shall include, but shall not be limited to, court costs, counsel fees and disbursements and amounts of judgments, fines, or penalties against, and amounts paid in settlement by, a director, officer or employee. The termination of any claim, action, suit or proceeding, civil or criminal, by judgment, settlement (whether with or without court approval), conviction or upon a plea of guilty or nolo contendere, or its equivalent, shall not create a presumption that a director, officer or employee did not meet the standards of conduct set forth in this paragraph.

(b)The last paragraph of Article IX of the By-laws is hereby amended by adding the following sentence to the end thereof:

Rights to indemnification may be granted to any officer, director or employee by a resolution of shareholders, a resolution of the Board of Directors or an agreement providing for such indemnification, to the extent permitted by law.


                          EXHIBIT 10.3c



                      EMPLOYMENT AGREEMENT


     THIS AGREEMENT, made as of the 1st day of November, 1997, by and between John J. Sciuto, residing at 6392 Black Walnut Court,
E. Amherst, NY 14051, (hereinafter called "Employee"), and COMPTEK RESEARCH, INC., a New York corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (hereinafter called the "Corporation").

                      W I T N E S S E T H :

      WHEREAS, the Employee is currently employed as Chairman, President, and Chief Executive Officer of the Corporation, and it is the intention of the parties that he continue in such positions; and

      WHEREAS,  the Employee acknowledges that he  has  and  will continue  to  develop  specialized  knowledge  of,  and  personal
relationships  with,  the  Corporation's  customers   and   their
products and operations; and

     WHEREAS, this Agreement is one of several similar agreements by and between the Corporation and certain key executives; and

      WHEREAS, it is the intention of the parties to have this Agreement and such similar Agreements construed in a consistent manner in accordance with the laws of the State of New York; and

      WHEREAS, the Corporation wishes to be reasonably assured that Employee will continue as an employee and desires to retain his services, realizing that if he were to enter into competition with the Corporation it would suffer financial loss;

      NOW,  THEREFORE, in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

      1. Term of Employment. The initial term of employment under this Agreement shall be for one (1) year commencing on the date set forth above. Employment under this Agreement shall automatically be extended for an additional one (1) year period on each anniversary of the commencement date of this Agreement from year-to-year so long as the Agreement is in effect, subject to termination upon any basis listed in paragraphs 4, 5, 11, and 12.

      2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of executive level management of the affairs of the Corporation. Employee shall devote his full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to him by the Board of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid a salary at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than $228,000 per year (his "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally. At least once annually, the Corporation shall evaluate the Employee's performance and market data for similar positions in industry. Based on such evaluation an increase in the Base Salary shall be considered by the Corporation.

      (b) It is understood that temporary disability (of less than six (6) months in duration) will not result in termination of Employee's employment, during which period of time Employee's then Base Salary shall continue in effect.

      (c) Employee will be entitled to reimbursement for all reasonable travel and other business expenses incurred by him. Employee will be included in any group life insurance, medical insurance, pension, profit-sharing plans or other benefits which the Corporation may have in force from time to time for its executive personnel. Such benefits and any resulting payments thereunder shall be in addition to his Base Salary and shall continue in effect during any period of payments provided for under paragraphs 5, 11, or 12 of this Agreement.

      (d) The Corporation will negotiate annually with the Employee the amount of a bonus ("Target Bonus") which shall become payable to the Employee based upon established financial performance objectives of the Corporation in the ensuing fiscal year. The amount of any such Target Bonus so agreed upon shall become effective when the same shall be set forth in writing signed by the Chairman of the Compensation Committee of the Board of Directors of the Corporation; provided, however, the previously established Target Bonus shall continue in effect until a new Target Bonus is agreed to by both the Employee and the Corporation. Of the amount of the bonus agreed upon, 65% will be paid to the Employee within thirty (30) days after the end of the fiscal year (based upon the financial performance for such year shown on the unaudited internal report). The remaining balance will be paid to the Employee within thirty (30) days of the release of the Corporation's audited financial statements by the Corporation's independent certified public accountants and shall be final and conclusive and binding on all parties.

     4.    Death Benefits.

      (a) If Employee should die while still in the employ of the Corporation, the Corporation will pay to his designated beneficiary

                     (i) his Base Salary in effect at the time of
               death for the balance of the month in which his death occurs, plus

                      (ii)      in each of the first twelve  (12)
               months following the month in which his death occurs, an amount equal to one twelfth (1/12) of his Annual Base Salary in effect at the time of death.

     (b) If the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

       5. Termination of Employment Due to Illness or Disability. (a) In the event of the disability or illness of Employee rendering him substantially unable to render service to the Corporation of the character contemplated by this Agreement for a period in excess of six (6) months, the Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after such six (6) month period of its intention to terminate Employee. If Employee shall have resumed his duties hereunder within such thirty-day period and shall have continuously performed his duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform his regular duties, the Employee shall be examined by a physician selected by the Corporation and the Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

      (b) Upon termination of his employment because of such illness or disability, the Corporation shall pay to the Employee in each of the first twelve (12) months following the effective date of such termination, a monthly termination payment equal to one twelfth (1/12) of his Annual Base Salary in effect at the time of such termination.

       (c) In the event of Employee's death after such termination on account of such illness or disability, but before the completion of the making of the payments to which he became entitled as provided for above, the Corporation shall make such payments to the Employee's designated beneficiary; or, if the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

      6. Non-Competition. It is understood and agreed that during the term of his employment by the Corporation, and, in the event that he resigns or is discharged, for a period of one (1)
year following the effective date of termination of his employment by the Corporation, for whatever reason, the Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that after the termination of the Employee's employment with the Corporation, for whatever reason, the Employee shall not solicit any of the Corporation's customers with which he dealt while he was employed by the Corporation, either on behalf of himself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

      7. Trade Secrets. In the course of performing his duties, the Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and the Employee will receive, and acknowledges that he has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." The Employee agrees that he will not, either during his employment or subsequent to the termination of his employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, the Employee agrees that while employed by the Corporation he will not, except with the prior written consent of a duly authorized superior officer of the Corporation, take out of the Corporation's offices or facilities, or disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of his employment by the Corporation he is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, he will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

      8. Inventions. The Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which the Employee has conceived or may conceive while employed by the Corporation, whether during or outside business hours, on the premises of the Corporation or elsewhere, alone or in collaboration with others, or which he has acquired or may acquire from others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation. The Employee agrees to promptly disclose and fully acquaint the Board of the Corporation with any such inventions, discoveries, improvements and ideas which he has conceived, made or acquired, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor.

     9.   Non-Solicitation and Non-Interference.  For a period of
one (1) year following Employee's termination of employment, Employee shall not, directly or indirectly, on his own behalf of another person or entity (i) contact, solicit, offer to hire or hire any person who was, within a period of six months prior to such termination, employed by the Corporation; (ii) communicate nor have contact with the Corporation's employees, customers, suppliers, other persons with whom the Corporation may then have business relations which communication or contact may interfere with or otherwise interrupt the Corporation's operations, employment or business relationships with such persons, or (iii) by any means issue or communicate any private or public statement which may be critical or disparaging of the Corporation, it products, services, officers, directors or employees.

       10. Enforcement of Covenants. The Corporation's obligation to make any or all of the payments provided for under this Agreement is conditioned upon and shall cease and terminate in the event of the breach by the Employee of any of the covenants contained herein. The Employee acknowledges that such payments are full and adequate compensation for his non-competition with the Corporation.

      The Corporation, however, shall not cease to perform any of its covenants made under this Agreement, including without limitation the payment of money, until any alleged breach of this Agreement by Employee has been adjudicated by a court of competent jurisdiction.

      The Employee understands and agrees that because of the personal relationships with the Corporation's customers which he has and will continue to form during his employment, and because of the specialized knowledge which he will develop of the Corporation's and of its customers' products, services, or operations, potential irreparable damage would result to the Corporation from his competing with it or divulging its Trade Secrets as restricted by this Agreement. Accordingly, Employee expressly agrees that in addition to any and all remedies available to it, the Corporation shall have the remedies of money damages and a restraining order, or an injunction, and of any other appropriate equitable relief, without the necessity of posting any bond or surety, in the event that there is a breach of any covenants contained in this Agreement.

      11. Termination of Employment by the Corporation. The Corporation may, of its own volition, terminate Employee's employment at any time, other than on account of illness or disability, upon giving at least thirty (30) days' advance written notice to the Employee of the date when such termination shall become effective. In the event of such termination, the Employee during his life shall be entitled to receive, so long as he shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of his Annual Base Salary in effect at the time of such termination, plus a one time payment at the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of Termination.

      12. Termination of Employment by the Employee. Employee may, of his own volition, terminate his employment at any time upon giving at least thirty (30) days' advance written notice to the Board of Directors of the Corporation of the date when such termination shall become effective. In the event of such termination, the Employee during his life shall be entitled to receive, so long as he shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of his Annual Base Salary in effect at the time of such termination, plus a one time payment of the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of termination.

      13. Designation of Beneficiary; Lump Sum Payments. A designated beneficiary entitled to receive the benefits payable following the death of Employee under paragraph 4, or payable following the death of the Employee after termination of employment under paragraph 5, shall be named in a written designation filed with the Secretary of the Corporation. Such written designation may be revoked or amended by Employee at any time. If no such written designation of beneficiary shall be filed with the Secretary of the Corporation, or if the designated beneficiary is not alive at the time of any payment to be made, the same shall be paid in equal shares to such of the children of the Employee as shall be surviving at the time of such payment. If the Employee has no surviving designated beneficiary or children at the time of any payment to be made under paragraph 4 or paragraph 5, the same shall be paid to Employee's estate in cash. In determining the eligibility and status of persons entitled to receive payments under paragraphs 4 and 5 of this Agreement, the Corporation may rely on its records and the good faith determinations of its officers. In no event shall the Corporation be liable to any person for any sums paid to any other persons pursuant to such records and determinations.

       14. Assignments, etc. Neither Employee nor any beneficiary designated to receive payments under this Agreement shall have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise.

      15. Participation in Other Plans. Nothing in this Agreement shall affect any right which Employee may otherwise have to participate in, or under any other retirement plan or agreement which the Corporation may now or hereafter provide.

      16. Binding Agreement. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

      17. Revocation. This Agreement may be amended or revoked at any time only by mutual written agreement of the parties.

     18. Cumulative Remedies. Any of the remedies provided for herein shall be in addition to any remedy available to either of the parties at law or equity.

      19. Savings Clause. If any part of this Agreement shall be determined to be unreasonable in duration or in area, then this Agreement is intended to and shall extend only for such period of time and in such area as is determined to be reasonable.

      20. New York Law. This Agreement shall be construed in accordance with and governed by the laws of the State of New
York.

      IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by an executive officer of the Corporation at the direction of the Board of Directors and its corporate seal to be affixed hereto, the day and year first above written.



                              /s/John J. Sciuto
                              -------------------
                              John J. Sciuto
                              COMPTEK RESEARCH, INC.


                              By

                              /s/Joseph A. Alutto
                                              -------------------
Joseph A. Alutto
                              Chairman of the Compensation
                              Committee of the Board of Directors
(Corporate Seal)



                          EXHIBIT 10.3d


                      EMPLOYMENT AGREEMENT


      THIS AGREEMENT, made as of the 1 day of November, 1997, by and between Christopher A. Head , residing at 3311 Calvano Drive, Grand Island, New York, (hereinafter called "Employee"), and COMPTEK RESEARCH, INC., a New York corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (hereinafter called the "Corporation").

                      W I T N E S S E T H :

      WHEREAS,  the Employee is currently employed  as  Executive
Vice   President,   General  Counsel,  and   Secretary   of   the
Corporation, and it is the intention of the parties that he continue in such positions; and

      WHEREAS,  the Employee acknowledges that he  has  and  will continue  to  develop  specialized  knowledge  of,  and  personal
relationships  with,  the  Corporation's  customers   and   their
products and operations; and

     WHEREAS, this Agreement is one of several similar agreements by and between the Corporation and certain key executives; and

      WHEREAS, it is the intention of the parties to have this Agreement and such similar Agreements construed in a consistent manner in accordance with the laws of the State of New York; and

      WHEREAS, the Corporation wishes to be reasonably assured that Employee will continue as an employee and desires to retain his services, realizing that if he were to enter into competition with the Corporation it would suffer financial loss;

      NOW,  THEREFORE, in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

      1. Term of Employment. The initial term of employment under this Agreement shall be for one (1) year commencing on the date set forth above. Employment under this Agreement shall automatically be extended for an additional one (1) year period on each anniversary of the commencement date of this Agreement from year-to-year so long as the Agreement is in effect, subject to termination upon any basis listed in paragraphs 4, 5, 11, and 12.

      2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of corporate administration and legal affairs of the Corporation. Employee shall devote his full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to him by Chairman of the Board of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the supervision and direction of the Chairman of the Board of the Corporation and the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid a salary at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than $142,000 per year (his "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally. At least once annually, the Corporation shall evaluate the Employee's performance and market data for similar positions in industry. Based on such evaluation an increase in the Base Salary shall be considered by the Corporation.

      (b) It is understood that temporary disability (of less than six (6) months in duration) will not result in termination of Employee's employment, during which period of time Employee's then Base Salary shall continue in effect.

      (c) Employee will be entitled to reimbursement for all reasonable travel and other business expenses incurred by him. Employee will be included in any group life insurance, medical insurance, pension, profit-sharing plans or other benefits which the Corporation may have in force from time to time for its executive personnel. Such benefits and any resulting payments thereunder shall be in addition to his Base Salary and shall continue in effect during any period of payments provided for under paragraphs 5, 11, or 12 of this Agreement.

      (d) The Corporation will negotiate annually with the Employee the amount of a bonus ("Target Bonus") which shall become payable to the Employee based upon established financial performance objectives of the Corporation in the ensuing fiscal year. The amount of any such Target Bonus so agreed upon shall become effective when the same shall be set forth in writing signed by the President or the Chairman of the Board of Directors of the Corporation; provided, however, the previously established Target Bonus shall continue in effect until a new Target Bonus is agreed to by the Employee and the Corporation. Of the amount of the bonus agreed upon, 65% will be paid to the Employee within thirty (30) days after the end of the fiscal year (based upon the financial performance for such year shown on the unaudited internal report). The remaining balance will be paid to the
Employee within thirty (30) days of the release of the Corporation's audited financial statements by the Corporation's independent certified public accountants and shall be final and conclusive and binding on all parties.

     4.    Death Benefits.

      (a) If Employee should die while still in the employ of the Corporation, the Corporation will pay to his designated beneficiary

                     (i) his Base Salary in effect at the time of
               death for the balance of the month in which his death occurs, plus

                      (ii)      in each of the first twelve  (12)
               months following the month in which his death occurs, an amount equal to one twelfth (1/12) of his Base Salary in effect at the time of death.

     (b) If the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

       5.      Termination  of  Employment  Due  to  Illness   or
Disability.

      (a) In the event of the disability or illness of Employee rendering him substantially unable to render service to the Corporation of the character contemplated by this Agreement for a period in excess of six (6) months, the Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after such six (6) month period of its intention to terminate Employee. If Employee shall have resumed his duties hereunder within such thirty-day period and shall have continuously performed his duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform his regular duties, the Employee shall be examined by a physician selected by the Corporation and the Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

      (b) Upon termination of his employment because of such illness or disability, the Corporation shall pay to the Employee in each of the first twelve (12) months following the effective date of such termination, a monthly termination payment equal to one twelfth (1/12) of his Base Salary in effect at the time of such termination.

       (c) In the event of Employee's death after such termination on account of such illness or disability, but before the completion of the making of the payments to which he became entitled as provided for above, the Corporation shall make such payments to the Employee's designated beneficiary; or, if the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

      6. Non-Competition. It is understood and agreed that during the term of his employment by the Corporation, and, in the event that he resigns or is discharged, for a period of one (1)
year following the effective date of termination of his employment by the Corporation, for whatever reason, the Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that after the termination of the Employee's employment with the Corporation, for whatever reason, the Employee shall not solicit any of the Corporation's customers with which he dealt while he was employed by the Corporation, either on behalf of himself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

      7. Trade Secrets. In the course of performing his duties, the Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and the Employee will receive, and acknowledges that he has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." The Employee agrees that he will not, either during his employment or subsequent to the termination of his employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, the Employee agrees that while employed by the Corporation he will not, except with the prior written consent of a duly authorized superior officer of the Corporation, take out of the Corporation's offices or facilities, or disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of his employment by the Corporation he is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, he will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

      8. Inventions. The Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which the Employee has conceived or may conceive while employed by the Corporation, whether during or outside business hours, on the premises of the Corporation or elsewhere, alone or in collaboration with others, or which he has acquired or may acquire from others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation. The Employee agrees to promptly disclose and fully acquaint the President or the Chairman of the Board of the Corporation with any such inventions, discoveries, improvements and ideas which he has conceived, made or acquired, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor.

     9.   Non-Solicitation and Non-Interference.  For a period of
one (1) year following Employee's termination of employment, Employee shall not, directly or indirectly, on his own behalf of another person or entity (i) contact, solicit, offer to hire or hire any person who was, within a period of six months prior to such termination, employed by the Corporation; (ii) communicate nor have contact with the Corporation's employees, customers, suppliers, other persons with whom the Corporation may then have business relations which communication or contact may interfere with or otherwise interrupt the Corporation's operations, employment or business relationships with such persons, or (iii) by any means issue or communicate any private or public statement which may be critical or disparaging of the Corporation, it products, services, officers, directors or employees.

       10. Enforcement of Covenants. The Corporation's obligation to make any or all of the payments provided for under this Agreement is conditioned upon and shall cease and terminate in the event of the breach by the Employee of any of the covenants contained herein. The Employee acknowledges that such payments are full and adequate compensation for his non-competition with the Corporation.

      The Corporation, however, shall not cease to perform any of its covenants made under this Agreement, including without limitation the payment of money, until any alleged breach of this Agreement by Employee has been adjudicated by a court of competent jurisdiction.

      The Employee understands and agrees that because of the personal relationships with the Corporation's customers which he has and will continue to form during his employment, and because of the specialized knowledge which he will develop of the Corporation's and of its customers' products, services, or operations, potential irreparable damage would result to the Corporation from his competing with it or divulging its Trade Secrets as restricted by this Agreement. Accordingly, Employee expressly agrees that in addition to any and all remedies available to it, the Corporation shall have the remedies of money damages and a restraining order, or an injunction, and of any other appropriate equitable relief, without the necessity of posting any bond or surety, in the event that there is a breach of any covenants contained in this Agreement.

      11. Termination of Employment by the Corporation. The Corporation may, of its own volition, terminate Employee's employment at any time, other than on account of illness or disability, upon giving at least thirty (30) days' advance written notice to the Employee of the date when such termination shall become effective. In the event of such termination, the Employee during his life shall be entitled to receive, so long as he shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of his Base Salary in effect at the time of such termination, plus a one time payment at the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of termination.

      12. Termination of Employment by the Employee. Employee may, of his own volition, terminate his employment at any time upon giving at least thirty (30) days' advance written notice to the President or the Chairman of the Board of Directors of the Corporation of the date when such termination shall become effective. In the event of such termination, the Employee during his life shall be entitled to receive, so long as he shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of his Base Salary in effect at the time of such termination, plus a one time payment at the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of termination.

      13. Designation of Beneficiary; Lump Sum Payments. A designated beneficiary entitled to receive the benefits payable following the death of Employee under paragraph 4, or payable following the death of the Employee after termination of employment under paragraph 5, shall be named in a written designation filed with the Secretary of the Corporation. Such written designation may be revoked or amended by Employee at any time. If no such written designation of beneficiary shall be filed with the Secretary of the Corporation, or if the designated beneficiary is not alive at the time of any payment to be made, the same shall be paid in equal shares to such of the children of the Employee as shall be surviving at the time of such payment. If the Employee has no surviving designated beneficiary or children at the time of any payment to be made under paragraph 4 or paragraph 5, the same shall be paid to Employee's estate in cash. In determining the eligibility and status of persons entitled to receive payments under paragraphs 4 and 5 of this Agreement, the Corporation may rely on its records and the good faith determinations of its officers. In no event shall the Corporation be liable to any person for any sums paid to any other persons pursuant to such records and determinations.

       14. Assignments, etc. Neither Employee nor any beneficiary designated to receive payments under this Agreement shall have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise.

      15. Participation in Other Plans. Nothing in this Agreement shall affect any right which Employee may otherwise have to participate in, or under any other retirement plan or agreement which the Corporation may now or hereafter provide.

      16. Binding Agreement. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

      17. Revocation. This Agreement may be amended or revoked at any time only by mutual written agreement of the parties.

     18. Cumulative Remedies. Any of the remedies provided for herein shall be in addition to any remedy available to either of the parties at law or equity.

      19. Savings Clause. If any part of this Agreement shall be determined to be unreasonable in duration or in area, then this Agreement is intended to and shall extend only for such period of time and in such area as is determined to be reasonable.

      20. New York Law. This Agreement shall be construed in accordance with and governed by the laws of the State of New
York.

      IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by its President and Chairman of the Board and its corporate seal to be affixed hereto, the day and year first above written.

                                   /s/Christoper A. Head
                                   ---------------------
                                   Christopher A. Head
                                   COMPTEK RESEARCH, INC.


                              By   /s/John J. Sciuto
                                            ---------------------
John J. Sciuto
                                   Chairman, President and CEO

(Corporate Seal)
     \AGR\EMPAGR.CAH



                          EXHIBIT 10.3e


                      EMPLOYMENT AGREEMENT


     THIS AGREEMENT, made as of the 1st day of April, 1998, by and between Laura L. Benedetti, residing at 47 Shadow Wood Drive,
E. Amherst, New York 14051, (hereinafter called "Employee"), and COMPTEK RESEARCH, INC., a New York corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (hereinafter called the "Corporation").

                     W I T N E S S E T H :

     WHEREAS,  the  Employee  is currently  employed  as  a  Vice
President of the Corporation, and it is the intention of the parties that she continue in such positions; and

     WHEREAS,  the  Employee acknowledges that she has  and  will continue  to  develop  specialized  knowledge  of,  and  personal
relationships  with,  the  Corporation's  customers   and   their
products and operations; and

     WHEREAS, this Agreement is one of several similar agreements by and between the Corporation and certain key executives; and

     WHEREAS, it is the intention of the parties to have this Agreement and such similar Agreements construed in a consistent manner in accordance with the laws of the State of New York; and

     WHEREAS, the Corporation wishes to be reasonably assured that Employee will continue as an employee and desires to retain her services, realizing that if she were to enter into competition with the Corporation it would suffer financial loss;

     NOW,  THEREFORE,  in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

     1. Term of Employment. The initial term of employment under this Agreement shall be for one (1) year commencing on the date set forth above. Employment under this Agreement shall automatically be extended for an additional one (1) year period on each anniversary of the commencement date of this Agreement from year-to-year so long as the Agreement is in effect, subject to termination upon any basis listed in paragraphs 4, 5, 11, and 12.

     2. Duties and Responsibilities. Employee agrees that during the term of this Agreement her principal area of responsibility shall be that of management of the financial affairs of the Corporation. Employee shall devote her full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to her by Chairman of the Board of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable her to perform her duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, she shall at all times be subject to the supervision and direction of the Chairman of the Board of the Corporation and the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, she will be paid a salary at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than $96,000 per year (her "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally. At least once annually, the Corporation shall evaluate the Employee?s performance and market data for similar positions in industry. Based on such evaluation an increase in the Base Salary shall be considered by the Corporation.

     (b) It is understood that temporary disability (of less than six (6) months in duration) will not result in termination of Employee's employment, during which period of time Employee's then Base Salary shall continue in effect.

     (c) Employee will be entitled to reimbursement for all reasonable travel and other business expenses incurred by her. Employee will be included in any group life insurance, medical insurance, pension, profit-sharing plans or other benefits which the Corporation may have in force from time to time for its executive personnel. Such benefits and any resulting payments thereunder shall be in addition to her Base Salary and shall continue in effect during any period of payments provided for under paragraphs 5, 11, or 12 of this Agreement.

     (d) The Corporation will negotiate annually with the Employee the amount of a bonus (?Target Bonus?) which shall become payable to the Employee based upon established financial performance objectives of the Corporation in the ensuing fiscal year. The amount of any such Target Bonus so agreed upon shall become effective when the same shall be set forth in writing signed by the President or the Chairman of the Board of Directors of the Corporation; provided, however, the previously established Target Bonus shall continue in effect until a new Target Bonus is agreed to by the Employee and the Corporation. Of the amount of the bonus agreed upon, 65% will be paid to the Employee within thirty (30) days after the end of the fiscal year (based upon the financial performance for such year shown on the unaudited internal report). The remaining balance will be paid to the
Employee within thirty (30) days of the release of the Corporation's audited financial statements by the Corporation's independent certified public accountants and shall be final and conclusive and binding on all parties.

     4.    Death Benefits.

     (a) If Employee should die while still in the employ of the Corporation, the Corporation will pay to her designated beneficiary

           (i) her Base Salary in effect at the time of death for the balance of the month in which her death occurs, plus

           (ii) in each of the first twelve (12) months following the month in which her death occurs, an amount equal to one twelfth (1/12) of her Base
               Salary in effect at the time of death.

     (b)  If the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.
     5.      Termination  of  Employment  Due   to   Illness   or
     Disability.
     (a)  In  the event of the disability or illness of  Employee rendering her substantially unable to render service to the Corporation of the character contemplated by this Agreement for  a  period in excess of six (6) months, the  Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after  such  six  (6)  month  period  of  its  intention  to
     terminate  Employee.   If Employee shall  have  resumed  her
     duties  hereunder  within such thirty-day period  and  shall have continuously performed her duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform her regular duties, the Employee shall be examined by a physician selected by the Corporation and the Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

     (b) Upon termination of her employment because of such illness or disability, the Corporation shall pay to the Employee in each of the first twelve (12) months following the effective date of such termination, a monthly termination payment equal to one twelfth (1/12) of her Base Salary in effect at the time of such termination.

     (c) In the event of Employee's death after such termination on account of such illness or disability, but before the completion of the making of the payments to which she became entitled as provided for above, the Corporation shall make such payments to the Employee's designated beneficiary; or, if the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

     6. Non-Competition. It is understood and agreed that during the term of her employment by the Corporation, and, in the event that she resigns or is discharged, for a period of one (1) year following the effective date of termination of her employment by the Corporation, for whatever reason, the Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that after the termination of the Employee's employment with the Corporation, for whatever reason, the Employee shall not solicit any of the Corporation's customers with which she dealt while she was employed by the Corporation, either on behalf of herself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

     7. Trade Secrets. In the course of performing her duties, the Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and the Employee will receive, and acknowledges that she has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." The Employee agrees that he will not, either during her employment or subsequent to the termination of her employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, the Employee agrees that while employed by the Corporation she will not, except with the prior written consent of a duly authorized superior officer of the Corporation, take out of the Corporation's offices or facilities, or disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of her employment by the Corporation she is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, she will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

     8. Inventions. The Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which the Employee has conceived or may conceive while employed by the Corporation, whether during or outside business hours, on the premises of the Corporation or elsewhere, alone or in collaboration with others, or which she has acquired or may acquire from others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation. The Employee agrees to promptly disclose and fully acquaint the President or the Chairman of the Board of the Corporation with any such inventions, discoveries, improvements and ideas which she has conceived, made or acquired, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor.

     9.   Non-Solicitation and Non-Interference.  For a period of
one (1) year following Employee's termination of employment, Employee shall not, directly or indirectly, on her own behalf of another person or entity (i) contact, solicit, offer to hire or hire any person who was, within a period of six months prior to such termination, employed by the Corporation; (ii) communicate nor have contact with the Corporation's employees, customers, suppliers, other persons with whom the Corporation may then have business relations which communication or contact may interfere with or otherwise interrupt the Corporation's operations, employment or business relationships with such persons, or (iii) by any means issue or communicate any private or public statement which may be critical or disparaging of the Corporation, it products, services, officers, directors or employees.

     10. Enforcement of Covenants. The Corporation's obligation to make any or all of the payments provided for under this Agreement is conditioned upon and shall cease and terminate in the event of the breach by the Employee of any of the covenants contained herein. The Employee acknowledges that such payments are full and adequate compensation for her non-competition with the Corporation.

     The Corporation, however, shall not cease to perform any of its covenants made under this Agreement, including without limitation the payment of money, until any alleged breach of this Agreement by Employee has been adjudicated by a court of competent jurisdiction.

     The Employee understands and agrees that because of the personal relationships with the Corporation's customers which she has and will continue to form during her employment, and because of the specialized knowledge which she will develop of the Corporation's and of its customers' products, services, or operations, potential irreparable damage would result to the Corporation from her competing with it or divulging its Trade Secrets as restricted by this Agreement. Accordingly, Employee expressly agrees that in addition to any and all remedies available to it, the Corporation shall have the remedies of money damages and a restraining order, or an injunction, and of any other appropriate equitable relief, without the necessity of posting any bond or surety, in the event that there is a breach of any covenants contained in this Agreement.

     11. Termination of Employment by the Corporation. The Corporation may, of its own volition, terminate Employee's employment at any time, other than on account of illness or disability, upon giving at least thirty (30) days' advance written notice to the Employee of the date when such termination shall become effective. In the event of such termination, the Employee during her life shall be entitled to receive, so long as she shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of her Base Salary in effect at the time of such termination, plus a one time payment at the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of termination.

     12. Termination of Employment by the Employee. Employee may, of her own volition, terminate her employment at any time upon giving at least thirty (30) days' advance written notice to the President or the Chairman of the Board of Directors of the Corporation of the date when such termination shall become effective. In the event of such termination, the Employee during her life shall be entitled to receive, so long as she shall not breach (and shall not have breached) any of the provisions of this Agreement, monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of her Base Salary in effect at the time of such termination, plus a one time payment at the time of termination equal to 50% of the Employee's Target Bonus in effect at the time of termination.

     13. Designation of Beneficiary; Lump Sum Payments. A designated beneficiary entitled to receive the benefits payable following the death of Employee under paragraph 4, or payable following the death of the Employee after termination of employment under paragraph 5, shall be named in a written designation filed with the Secretary of the Corporation. Such written designation may be revoked or amended by Employee at any time. If no such written designation of beneficiary shall be filed with the Secretary of the Corporation, or if the designated beneficiary is not alive at the time of any payment to be made, the same shall be paid in equal shares to such of the children of the Employee as shall be surviving at the time of such payment. If the Employee has no surviving designated beneficiary or children at the time of any payment to be made under paragraph 4 or paragraph 5, the same shall be paid to Employee's estate in cash. In determining the eligibility and status of persons entitled to receive payments under paragraphs 4 and 5 of this Agreement, the Corporation may rely on its records and the good faith determinations of its officers. In no event shall the Corporation be liable to any person for any sums paid to any other persons pursuant to such records and determinations.

     14.     Assignments,   etc.   Neither   Employee   nor   any
beneficiary designated to receive payments under this Agreement shall have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise.

     15. Participation in Other Plans. Nothing in this Agreement shall affect any right which Employee may otherwise have to participate in, or under any other retirement plan or agreement which the Corporation may now or hereafter provide.

     16. Binding Agreement. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     17. Revocation. This Agreement may be amended or revoked at any time only by mutual written agreement of the parties.

     18. Cumulative Remedies. Any of the remedies provided for herein shall be in addition to any remedy available to either of the parties at law or equity.

     19. Savings Clause. If any part of this Agreement shall be determined to be unreasonable in duration or in area, then this Agreement is intended to and shall extend only for such period of time and in such area as is determined to be reasonable.

     20. New York Law. This Agreement shall be construed in accordance with and governed by the laws of the State of New
York.

     IN WITNESS WHEREOF, Employee has hereunto set her hand and seal, and the Corporation has caused these presents to be executed by its President and Chairman of the Board and its corporate seal to be affixed hereto, the day and year first above written.

                                   /s/Laura L. Benedetti
                                   ----------------------
                                   Laura L. Benedetti
                                   COMPTEK RESEARCH, INC.


                              By   /s/John J. Sciuto
                                   -----------------------
                                   John J. Sciuto
                                   Chairman, President, and CEO


(Corporate Seal)

\AGR\EMPAGR.PRB


                          EXHIBIT 10.3f



                      EMPLOYMENT AGREEMENT


     THIS AGREEMENT, made as of the 1st day of April, 1997, by and between JAMES D. MORGAN, residing at 34 Ironwood Court, East Amherst, NY 14051 (hereinafter called "Employee"), and COMPTEK FEDERAL SYSTEMS, INC., a New York corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (hereinafter called the "Corporation").

                     W I T N E S S E T H :

     WHEREAS, the Employee shall be employed as Chief Scientist of the Corporation; and

     WHEREAS,  the  Employee acknowledges that he  has  and  will continue  to  develop  specialized  knowledge  of,  and  personal
relationships  with,  the  Corporation's  customers   and   their
products and operations; and

     WHEREAS, the Corporation wishes to retain the services of the Employee in certain respects, and the Employee wishes to provide certain services to the Corporation; and

     WHEREAS, the Corporation wishes to be reasonably assured of the availability of Employee and that Employee will continue as an employee, realizing that if he were to enter into competition with the Corporation it would suffer financial loss;

     NOW,  THEREFORE,  in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

     1.    Term of Employment.

     The Corporation hereby employs Employee and Employee agrees to work for the Corporation for a period of four (4) years beginning April 1, 1997, and ending March 31, 2001, subject, however, to earlier termination as provided in paragraphs 5, 10, 11, and 12.

     2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of research and development and technology development. Employee shall devote his best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a highly skilled and experienced employee having responsibility in such areas, and such other duties as may be assigned to him by the President of the Corporation. Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the supervision and direction of the President of the Corporation and the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than a total hourly rate of $104.72 per hour for the Corporation's 1998 fiscal year, and $109.74 per hour for the Corporation's 1999, 2000 and 2001 fiscal years, ("Base Hourly Rate"), excluding all withholdings, taxes, and other deductions or assessments which are permitted or required by law. Payment shall be made by the Corporation to Employee at such intervals as the Corporation pays the salaries of its executive employees generally, subject to all withholding, taxes, and other deductions or assessments which are permitted or required by law.

     (b) It is understood that temporary disability (of less than six (6) months in duration) will not result in termination of Employee's employment.

     (c)    Employee  will be entitled to reimbursement  for  all
reasonable travel and other business expenses incurred by him. Employee will be included in any benefit plans, group life insurance and medical insurance plans which the Corporation may have in force from time to time for its full-time executive personnel, at the same level of benefits as if Employee was employed by the Corporation on a full-time basis. If the Employee is precluded by law or other reasons from being included in such plans, the Corporation shall secure similar benefits for the Employee upon such terms as to avoid any additional cost to the Employee other than he would be subject to if he was included in such plans. Such benefits and any resulting payments thereunder shall be in addition to his base hourly rate.

     (d) The Corporation will negotiate annually with the Employee the amount of a bonus, the target amount of which shall not be less than $10,000, which bonus shall become payable to the Employee, if at all, based upon the profit performance activities of the Corporation in the ensuing fiscal year.4. Hours of Work. As long as the Employee is not in breach of this Agreement, the Corporation promises to pay the Employee for 1,048 hours of work at his current in-effect Base Hourly Rate, at the Corporation's Buffalo, New York area offices in each "fiscal year" of this Agreement, which "fiscal year" shall be deemed to run from April 1 through March 31.5. Termination of Employment Due to Illness or Disability. (a) In the event of the disability or illness of Employee rendering him substantially unable to render service to the Corporation of the character contemplated by this Agreement for a period in excess of six (6) months, the Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after such six (6) month period of its intention to terminate Employee. If Employee shall have resumed his duties hereunder within such thirty-day period and shall have continuously performed his duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform his regular duties, the Employee shall be examined by a physician selected by the Corporation and the Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

     (b) If Employee is terminated by the Corporation due to illness or disability, and provided he is not in breach of this Agreement, he shall be entitled during his life to receive monthly payments for a period of twelve (12) months next succeeding the effective date of termination, each payment equal to one-twelfth (1/12) of 1048 multiplied by his current in-effect Base Hourly Rate.

     6. Non-Competition. It is understood and agreed that during the term of his employment by the Corporation and for a period of one (1) year following the effective date of termination of his employment, for whatever reason, the Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that during the term of this Agreement and after the termination of the Employee's employment with the Corporation, for whatever reason, the Employee shall not solicit any of the Corporation's customers with which he dealt while he was employed by the Corporation, either on behalf of himself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

     7. Trade Secrets. In the course of performing his duties, the Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and the Employee will receive, and acknowledges that he has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." The Employee agrees that he will not, either during his employment or subsequent to the termination of his employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, the Employee agrees that while employed by the Corporation he will not, except with the prior written consent of a duly authorized superior officer of the Corporation, take out of the Corporation's offices or facilities, or disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of his employment by the Corporation he is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, he will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

     8.    Inventions.

     (a) The Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which the Employee has conceived or may conceive while working for or on behalf of the
Corporation,  whether during or outside business  hours,  on  the
premises   of   the  Corporation  or  elsewhere,  alone   or   in
collaboration with others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation.

     (b) The Employee agrees to keep a "Technical Notebook" of all of his activities for or on behalf of the Corporation, and to promptly disclose and fully acquaint the President of the Corporation with any such inventions, discoveries, improvements and ideas which he has conceived, made or acquired for or on behalf of the Corporation, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor. The "Technical Notebook" shall be in a form which is acceptable to the President of the Corporation and the Employee, and shall at all times remain the exclusive property of the Corporation. At the conclusion of every calendar month during the term of this Agreement, the Employee shall update the Technical Notebook and a copy shall be given to the President of the Corporation for care and safekeeping.

     (c) The Corporation recognizes that the Employee may from time to time perform services for other entities or individuals, and that such entities or individuals may wish to retain intellectual property rights to the services that the Employee has performed on their behalf. In order to minimize potential conflicts between the Corporation and such other entities and individuals for whom the Employee performs services, the Employee agrees to disclose to the Corporation on an ongoing basis the nature of such services. Further, the Employee expressly agrees that he will, as a condition precedent to performing services for such other entities or individuals, cause such other entities or individuals to agree to permit him to make such a disclosure to the Corporation.

     9. Enforcement of Covenants. The Corporation's obligation to make any or all of the payments provided for under this Agreement is conditioned upon and shall cease and terminate in the event of the breach by the Employee of any of the covenants contained herein. The Employee acknowledges that such payments are full and adequate compensation for his non-competition with the Corporation.

     The Corporation, however, shall not cease to perform any of its covenants made under this Agreement, until any dispute or alleged breach of this Agreement by Employee has been finally determined by arbitration pursuant to Section 17 of this Agreement. That notwithstanding, the Corporation may, at its option, choose to pay any sums of money pursuant to this Agreement into an escrow account, pending a final resolution of such a dispute or alleged breach of this Agreement.

     The Employee understands and agrees that because of the personal relationships with the Corporation's customers which he has and will continue to form during his employment, and because of the specialized knowledge which he will develop of the Corporation's and of its customers' products, services, or operations, potential irreparable damage would result to the Corporation from his competing with it or divulging its Trade Secrets as restricted by this Agreement. Accordingly, Employee expressly agrees that in addition to any and all remedies available to it, the Corporation shall have the remedies of money damages and a restraining order, or an injunction, and of any other appropriate equitable relief, without the necessity of posting any bond or surety, in the event that there is a breach of any covenants contained in this Agreement.

     10.   Termination of Employment by the Corporation.

     (a)   Other  than  for  Illness or  Disability  pursuant  to
Section 5 of this Agreement, the Corporation may, of its own volition, terminate the Employee's employment at any time without cause upon giving at least twelve (12) months' advance written notice to the Employee of the date when such termination shall become effective. If the Employee is terminated by the Corporation other than for cause or breach of this Agreement, and provided he is not in breach of this Agreement, he shall be entitled during his life to receive monthly payments for a period of twelve (12) months next succeeding the effective date of said notice, each payment equal to one-twelfth (1/12) of 1048 multiplied by his current in-effect Base Hourly Rate, with such payments to cease when the termination shall become effective.

     (b) The Corporation may, of its own volition, terminate Employee's employment without liability or further expense at any time but only for cause or for breach of this Agreement by Employee, upon giving at least thirty (30) days' advance written notice to the Employee of the date when such termination shall become effective. If the Employee disagrees with the basis of termination which is asserted by the Corporation, he shall be permitted to invoke the dispute resolution procedures set forth in Section 17 of this Agreement.

     11. Termination of Employment by the Employee. Employee may, of his own volition, terminate his employment at any time upon giving at least sixty (60) days' advance written notice to the President of the Corporation of the date when such termination shall become effective.

12.  Death Benefits.

     (a) If Employee should die while still in the employ of the Corporation, the Corporation in each of the first twelve (12) months following his death, shall make payments to Employee's designated beneficiary in an amount equal to one-twelfth (1/12) of 1,048 multiplied by his Base Hourly Rate.

     (b) If the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of the Employee as shall be surviving at the time of each of such payments; or, if the Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employees estate in accordance with paragraph 12(c) of this Agreement.

     (c) A designated beneficiary entitled to receive the benefits payable following the death of Employee under paragraph 12(a) of this Agreement, or payable following the death of the Employee after termination of employment under paragraph 5, shall be named in a written designation filed with the Secretary of the Corporation. Such written designation may be revoked or amended by Employee at any time. If no such written designation of beneficiary shall be filed with the Secretary of the Corporation, or if the designated beneficiary is not alive at the time of any payment to be made, the same shall be paid in equal shares to such of the children of the Employee as shall be surviving at the time of such payment. If the Employee has no surviving designated beneficiary of children at the time of any payment to be made under paragraph 12(a) or paragraph 5, the same shall be paid to Employee's estate in cash. In determining the eligibility and status of persons entitled to receive payments under paragraphs 12(a) and 5 of this Agreement, the Corporation may rely on its records and the good faith determinations of its officers. In no event shall the Corporation be liable to any person for any sums paid to any other persons pursuant to such records and determinations.

     13. Assignments, etc. Employee shall not have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise.

     14. Participation in Other Plans. Nothing in this Agreement shall affect any right which Employee may otherwise have to participate in, or under any other retirement plan or agreement which the Corporation may now or hereafter provide, including but not limited to stock options which have already been granted by Comptek Research, Inc., to the Employee.

     15. Binding Agreement. This Agreement constitutes the full and final understandings of the parties hereto, supersedes all prior written and verbal agreements and understandings, and shall be binding upon the parties hereto, their heirs, executors, administrators or successors. It expressly supersedes the prior Employment Agreement between Comptek Research, Inc., and the Employee, dated April 1, 1994.

     16. Revocation. This Agreement may be amended or revoked at anytime only by mutual written agreement of the parties.

     17. Dispute Resolution. The Corporation and the Employee shall consult and negotiate with each other in good faith, and recognizing their mutual interest attempt to reach a just and equitable resolution of any matter in dispute. Except as set forth in Section 7 of this Agreement with respect to the unauthorized disclosure of the Corporation's Trade Secrets, if the Corporation and the Employee do not reach such a resolution within a period of sixty (60) days, then upon notice by either the Corporation or the Employee to the other, disputes, claims, questions, or differences shall be finally settled by arbitration in accordance with the provisions of the Rules of the American Arbitration Association. The parties hereto shall be bound by a decision of the American Arbitration Association and shall accept any decision as a final and binding determination of the matter in dispute. Judgment upon the award rendered by the Arbitrator(s) may be entered into any court having jurisdiction thereof. The prevailing party in an arbitration proceeding will be entitled to reimbursement of reasonable attorneys fees.

     18. Savings Clause. If any part of this Agreement shall be determined to be unreasonable in duration or in area, then this Agreement is intended to and shall extend only for such period of time and in such area as is determined to be reasonable. Further, if any portion of this Agreement should be finally interpreted to be unenforceable or contrary to law, the remainder of the Agreement shall remain in full force and effect, and the parties agree to substitute a new provision which most closely approximates the economic intent and effect of the stricken provision.

     19. New York Law. This Agreement shall be construed in accordance with and governed by the laws of the State of New
York.

     20. Waiver. Failure by either the Corporation or the Employee to insist upon strict performance of any provision hereof by the other shall not be deemed a waiver of any rights or remedies, nor a waiver of any subsequent default. No claim or right arising out of a breach of this contract can be discharged in whole, or in part, by a waiver or renunciation of the claim or right, unless such waiver or renunciation is supported by consideration and is in writing signed by the aggrieved party.
     IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by its President and its corporate seal to be affixed hereto, the day and year first above written.



                                   /s/James. D. Morgan
                                   --------------------
                                   James D. Morgan
                                   COMPTEK FEDERAL SYSTEMS, INC.


                              By   /s/John J. Sciuto
                                   --------------------
                                   John J. Sciuto
                                   President and CEO

(Corporate Seal)

                          EXHIBIT 10.3h


                      Exhibit 2.4(a)(iii)

                    EMPLOYMENT AGREEMENT FOR
                      LAWRENCE M. SCHADEGG



     THIS AGREEMENT, made as of the 14 day of May, 1998, by and between Lawrence M. Schadegg, residing at 40944 Lake and Breton View, Leonardtown, MD 20650, (hereinafter called "Employee"), and PRB ASSOCIATES, INC., a Maryland corporation having its office and principal place of business at 43865 Airport View Drive, Hollywood, Maryland 20636 (hereinafter called the "Corporation").

                     W I T N E S S E T H :

     WHEREAS, Employee is currently employed as President of the Corporation, and it is the intention of the parties that he continue in such position; and

     WHEREAS, Employee acknowledges that he has and will continue to  develop  specialized knowledge of, and personal relationships
with,   the  Corporation's  customers  and  their  products   and
operations; and

     WHEREAS, this Agreement is one of several similar agreements by and between the Corporation and certain key executives; and

     WHEREAS, it is the intention of the parties to have this Agreement and such similar Agreements construed in a consistent manner in accordance with the laws of the State of Maryland; and

     WHEREAS, the Corporation wishes to be reasonably assured that Employee will continue as an employee and desires to retain his services, realizing that if he were to enter into competition with the Corporation it would suffer financial loss; and

     WHEREAS, concurrently with the execution and delivery of this Agreement, Comptek Research, Inc. ("Buyer") is purchasing from Employee and other all of the issued and outstanding shares of the Corporation; and Buyer, the Corporation and Employee wish to provide for continued employment of Employee with the Corporation upon the terms and conditions set forth in this Agreement;

     NOW,  THEREFORE,  in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

     1. Term of Employment. The Corporation hereby employs Employee and Employee agrees to work for the Corporation for a period of three (3) years beginning May 1, 1998, and ending April 30, 2001, subject, however, to earlier termination as provided in paragraphs 4, 5, 11, and 12.

     2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of executive level management of the Corporation. Employee shall devote his full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to him by the President and CEO of Buyer or the Chairman of the Board of Directors of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the supervision and direction of the President and CEO of Buyer and the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid a salary at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than One Hundred Sixty Seven Thousand, Three Hundred Thirty Six and 00/100 Dollars ($167,336) per year (his current "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally.

     (b) It is understood that temporary disability (of less than six (6) months in duration) will not result in termination of Employee's employment, during which period of time Employee's then Base Salary shall continue in effect.

     (c) Employee will be entitled to reimbursement for all reasonable travel and other business expenses incurred by him. Employee will be included in any group life insurance, medical insurance, pension, profit-sharing plans or other benefits which the Corporation may have in force from time to time for its executive personnel, provided, however, group medical insurance will not be materially less favorable to Employee than is the case as of the date of this Agreement. Such benefits and any resulting payments thereunder shall be in addition to his Base Salary and shall continue in force during any period of Base Salary continuation.


     4.    Death Benefits.

     (a) If Employee should die while still in the employ of the Corporation, the Corporation will pay to his designated beneficiary

           (I) his Base Salary in effect at the time of death for the balance of the month in which his death occurs, plus

           (ii) in each of the first twelve months following the month in which his death occurs, an amount equal to one twelfth (1/12) of his Base Salary in effect at the time of death.

     (b) If the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of Employee as shall be surviving at the time of each of such payments; or, if Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to Employee's estate in accordance with paragraph 13 of this Agreement.

     5.      Termination  of  Employment  Due   to   Illness   or
Disability.

     (a) In the event of the disability or illness of Employee rendering him substantially unable to render service to the Corporation of the character contemplated by this Agreement for a period in excess of six (6) months, the Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after such six (6) month period of its intention to terminate Employee. If Employee shall have resumed his duties hereunder within such thirty-day period and shall have continuously performed his duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform his regular duties, Employee shall be examined by a physician selected by the Corporation and Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

     (b) Upon termination of his employment because of such illness or disability, the Corporation shall pay to Employee in each of the first twelve months following the effective date of such termination, a monthly termination payment equal to one twelfth (1/12) of his Base Salary in effect at the time of such termination.

     (c) In the event of Employee's death after such termination on account of such illness or disability, but before the completion of the making of the payments to which he became entitled as provided for above, the Corporation shall make such payments to Employee's designated beneficiary; or, if the designated beneficiary is not alive at the time of the making of any of such payments, the payments shall be made in equal shares to such of the children of Employee as shall be surviving at the time of each of such payments; or, if Employee has no surviving designated beneficiary or children at the time of the making of any such payments, then a lump sum payment shall be made to the Employee's estate in accordance with paragraph 13 of this Agreement.

     6. Non-Competition. It is understood and agreed that during the term of his employment by the Corporation, and, in the event that he resigns or is discharged, for a period of one (1)
year following the effective date of termination of his employment by the Corporation, for whatever reason, or the period of time remaining on the Non-Competition Agreement between Employee and Buyer, whichever is longer in duration, Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that after the termination of Employee's employment with the Corporation, for whatever reason, Employee shall not solicit any of the Corporation's customers with which he dealt while he was employed by the Corporation, either on behalf of himself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

     7. Trade Secrets. In the course of performing his duties, Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and Employee will receive, and acknowledges that he has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." Employee agrees that he will not, either during his employment or subsequent to the termination of his employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, Employee agrees that while employed by the Corporation he will not, except with the prior written consent of a duly authorized superior officer of the Corporation, take out of the Corporation's offices or facilities, or disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of his employment by the Corporation he is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, he will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

     8. Inventions. Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which Employee has conceived or may conceive while employed by the Corporation, whether during or outside business hours, on the premises of the Corporation or elsewhere, alone or in collaboration with others, or which he has acquired or may acquire from others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation. Employee agrees to promptly disclose and fully acquaint the President or the Chairman of the Board of the Corporation with any such inventions, discoveries, improvements and ideas which he has conceived, made or acquired, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor.

     9.   Non-Solicitation and Non-Interference.  For a period of
one (1) year following Employee's termination of employment, Employee shall not, directly or indirectly, on his own behalf of another person or entity (i) contact, solicit, offer to hire or hire any person who was, within a period of six months prior to such termination, employed by the Corporation; (ii) communicate nor have contact with the Corporation's employees, customers, suppliers, other persons with whom the Corporation may then have business relations which communication or contact may interfere with or otherwise interrupt the Corporation's operations, employment or business relationships with such persons, or (iii) by any means issue or communicate any private or public statement which may be critical or disparaging of the Corporation, its products, services, officers, directors or employees.

     10. Enforcement of Covenants. The Corporation's obligation to make any or all of the payments provided for under this Agreement is conditioned upon and shall cease and terminate in the event of a material breach by Employee of any of the covenants contained herein. Employee acknowledges that such payments are full and adequate compensation for his non-competition with the Corporation.

     The Corporation, however, shall not cease to perform any of its covenants made under this Agreement, including without limitation the payment of money, until any alleged material breach of this Agreement by Employee has been adjudicated by a court of competent jurisdiction.

     Employee understands and agrees that because of the personal relationships with the Corporation's customers which he has and will continue to form during his employment, and because of the specialized knowledge which he will develop of the Corporation's and of its customers' products, services, or operations, potential irreparable damage would result to the Corporation from his competing with it or divulging its Trade Secrets as restricted by this Agreement. Accordingly, Employee expressly agrees that in addition to any and all remedies available to it, the Corporation shall have the remedies of money damages and a restraining order, or an injunction, and of any other appropriate equitable relief, without the necessity of posting any bond or surety, in the event that there is a breach of any covenants contained in this Agreement.

     11. Termination of Employment by the Corporation. The Corporation may, of its own volition, terminate Employee's employment at any time, other than on account of illness or disability, upon giving at least thirty (30) days' advance written notice to Employee of the date when such termination shall become effective. In the event of such termination, Employee during his life shall be entitled to receive, so long as he shall not breach (and shall not have breached) any of the provisions of this Agreement, or have been terminated for cause, monthly payments for a period of twelve months next succeeding the effective date of termination, each payment equal to one twelfth (1/12) of his Base Salary in effect at the time of such termination. Employee's employment shall be deemed to be terminated for cause where the Corporation determines, in good faith, that there has been continuing neglect by Employee of his duties hereunder, continuing after written notice and a thirty
(30) day period in which to cure, or willful and material misconduct on his part in connection with the performance of such duties, where Employee suffers a loss of his/her security clearance at the level which is in effect at the date of this Agreement, or where Employee has been convicted of a felony or a misdemeanor involving moral turpitude. If the Corporation terminates Employee's employment for cause, Employee will be entitled to receive his Base Salary only through the date such termination of employment is effective.

     12. Termination of Employment by Employee. Employee may, of his own volition, terminate his employment at any time upon giving at least thirty (30) days' advance written notice to the President or the Chairman of the Board of Directors of the Corporation of the date when such termination shall become effective. If Employee terminates his employment, Employee will be entitled to receive his Base Salary only through the date such termination of employment is effective.

     13. Designation of Beneficiary; Lump Sum Payments. A designated beneficiary entitled to receive the benefits payable following the death of Employee under paragraph 4, or payable following the death of Employee after termination of employment under paragraph 5, shall be named in a written designation filed with the Secretary of the Corporation. Such written designation may be revoked or amended by Employee at any time. If no such written designation of beneficiary shall be filed with the Secretary of the Corporation, or if the designated beneficiary is not alive at the time of any payment to be made, the same shall be paid in equal shares to such of the children of Employee as shall be surviving at the time of such payment. If Employee has no surviving designated beneficiary or children at the time of any payment to be made under paragraph 4 or paragraph 5, the same shall be paid to Employee's estate in cash. In determining the eligibility and status of persons entitled to receive payments under paragraphs 4 and 5 of this Agreement, the Corporation may rely on its records and the good faith determinations of its officers. In no event shall the Corporation be liable to any person for any sums paid to any other persons pursuant to such records and determinations.

     14.     Assignments,   etc.   Neither   Employee   nor   any
beneficiary designated to receive payments under this Agreement shall have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise.

     15. Participation in Other Plans. Nothing in this Agreement shall affect any right which Employee may otherwise have to participate in, or under any other retirement plan or agreement which the Corporation may now or hereafter provide.

     16. Binding Agreement. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators or successors.

     17. Revocation. This Agreement may be amended or revoked at any time only by mutual written agreement of the parties.

     18. Cumulative Remedies. Any of the remedies provided for herein shall be in addition to any remedy available to either of the parties at law or equity.

     19. Savings Clause. If any part of this Agreement shall be determined to be unreasonable in duration or in area, then this Agreement is intended to and shall extend only for such period of time and in such area as is determined to be reasonable.

     20. Maryland Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Maryland.

     IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by its President or Chairman of the Board and its corporate seal to be affixed hereto, the day and year first above written.



                                   /s/Lawrence M. Schadegg
                                   -------------------------
                                   Lawrence M. Schadegg


                                   PRB ASSOCIATES, INC.


                              By:  /s/Richard A. Bos
                                   ------------------------------
                                   Richard A. Bos, Executive Vice
                                   President and Secretary







(Corporate Seal)

STATE OF NEW YORK   )
                    :    SS.:
COUNTY OF ERIE      )


On  this 14th day of May, 1998, before me personally came Richard
A. Bos to me known, who, being by me duly sworn, did depose and say that he resides at St. Mary's City, MD; that he is Executive Vice President and Secretary of PRB ASSOCIATES, INC., the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by the order of the board of directors of said corporation, and that he signed his name thereto by like order.




                              /s/Randy C. Fahs
                              ---------------------------
                                   Notary Public



STATE OF NEW YORK   )
                    :    SS.:
COUNTY OF ERIE      )


On this 14th day of May, 1998, before me personally came Lawrence
M.  Schadegg, to me personally known and known to me  to  be  the
same   person  described  in  and  who  executed  the   foregoing
instrument and acknowledged that he executed the same.


                              /s/Randy C. Fahs
                              --------------------------
                              Notary Public


                          EXHIBIT 10.3I

               RESTRICTED STOCK AWARD UNDER THE
                     COMPTEK RESEARCH, INC.
                1992 EQUITY INCENTIVE STOCK PLAN



     This Agreement is made as of the 14 day of May, 1998, between Comptek Research, Inc., a New York corporation (the "Company"), and Lawrence Schadegg (the "Executive") pursuant to the Comptek Research, Inc. 1992 Equity Incentive Stock Plan (the "Plan"). Unless otherwise defined herein, terms used herein shall have the meanings assigned to them under the Plan.

                          WITNESSETH:

     WHEREAS, in view of the key role the Executive has played in the success of the PRB Associates, Inc. ("PRB"), a subsidiary of the Company, and the desire that he continue to serve as President of PRB, the Compensation Committee of Board of
Directors of the Company (the "Committee") now believes that it is appropriate to make an award of Restricted Stock to the Executive; and

     WHEREAS, the Plan contemplates that an award of Restricted Stock should be evidenced by a written agreement, executed by the Company and the Executive containing such restrictions, terms and conditions as may be required by the Plan and the Committee;

     NOW THEREFORE, in consideration of the premises and mutual agreements hereinafter set forth, the Executive and the Company hereby agree as follows:

1.   Award.

     The Company, effective as of the date of this Agreement, hereby grants to the Executive an award (the "Award") of 20,000 Shares of the Company's common stock ("Restricted Shares") subject to the restrictions, terms and conditions set forth below and in the Plan.

2.   Vesting of Stock.

          (a) The Restricted Shares awarded by this Agreement shall vest in the Executive as follows: 2,500 shares on August 1, 1998; and an additional 2,500 shares on the first day of each third month thereafter with the last vesting date occurring on May 1, 2000. If the Executive remains continuously employed by PRB until each of the vesting dates set forth above, then the Restricted Shares designated to vest on such vesting date shall so vest.

          (b) In the event of a "Triggering Event", any unvested portion of the Award shall vest in accordance with
          Section 11 of the Plan.

          (c) Until a Restricted Share vests, the Executive acknowledges that he may not, and agrees that he shall not, transfer his rights to such Restricted Share. Until a Restricted Share vests, no attempt to transfer such Restricted Share, whether voluntary or involuntary, by operation of law or otherwise, shall vest the transferee with any interest or right in or with respect to such Restricted Share.

          (d) If, at any time prior to May 1, 2000, Executive wishes to sell or otherwise transfer any of the Shares granted under the Award, Executive shall first offer to sell such Shares (the "Offered Shares") to the Company. The Company shall have ten (10) business days (the "Offering Period") from the receipt of such offer to purchase all, but not less than all, of the Offered Shares. If the Company accepts the offer prior to the expiration of the Offering Period, the Company shall purchase the Offered Shares at a price per share equal to the closing price of Shares as of the date the offer is accepted. The closing of such sale shall take place within ten (10) business days after acceptance of the offer. If the Company does not accept the offer to purchase the Offered Shares, Executive shall be entitled to sell or otherwise transfer the Offered Shares free of the restriction contained in this
          Section 2(d) for a period of thirty (30) business days following the expiration of the Offering Period.

3.   Termination.

          (a) If the Executive ceases to be an employee by reason of disability (as determined under the Company's Long Term Disability Plan) or death prior to the last vesting date, then the Executive or his estate shall be entitled to receive the remaining then unvested portion of the Award. No transfer, by will or by the laws of descent and distribution, of the Common Shares which vest by reason of the Executive's death shall be effective to bind the Company unless the Committee shall have been furnished with (i) written notice thereof and a copy of the will and/or such other evidence as the Committee may deem necessary to establish the validity of the transfer and (ii) an agreement by the transferee to comply with the terms and conditions of this Agreement that were or would have been applicable to the Executive.

          (b) If the Executive ceases to be employee of PRB prior to the last vesting date for any reason other than by reason of disability or death, the Executive's rights to any unvested portion of this Award shall be immediately and irrevocably forfeited.

4.   Issuance and Custody of Certificate.

          (a) The Company shall cause to be issued one or more stock certificates, registered in the name of the Executive evidencing the Restricted Shares awarded pursuant to Section 1. Each such certificate shall bear the following legend:

                         The shares of stock
               represented by this certificate are
               subject to forfeiture and the
               transferability of this certificate and
               the shares of stock represented hereby
               are subject to the restrictions, terms
               and conditions (including restrictions
               against transfer) contained in the
               Comptek Research, Inc. 1992 Equity
               Incentive Stock Plan, as amended and a
               Restricted Stock Award Agreement dated
               May __, 1998, entered into between the
               registered owner of such shares and
               Comptek Research, Inc.  A copy of the
               Plan and Agreement is on file in the
               office of the Secretary of Comptek
               Research, Inc., 2732 Transit Road,
               Buffalo, New York.

          (b) Each certificate issued pursuant to Section 4(a), together with the stock powers relating to such Restricted Shares, shall be deposited by the Company with the Secretary of the Company or a custodian designated by such Secretary. The Secretary or such custodian shall issue a receipt to the Executive evidencing the certificates held which are registered in the name of the Executive.

          (c) Promptly after any Restricted Shares vest pursuant to Section 3 of this Agreement, the Company shall cause to be issued certificates evidencing such Restricted Shares, free of the legend provided in Section 4(a) and shall cause such certificates to be delivered to the Executive (or the Executive's legal representatives, beneficiaries or heirs).

          (d) The Company shall cause each of the stock certificates evidencing the Restricted Shares to bear the following legend:
                         The transferability of
               this certificate and shares of
               stock represented hereby are
               subject to the terms and conditions
               contained in an Restricted Stock
               Award Agreement dated May __, 1998,
               between the registered owner of
               such shares and Comptek Research,
               Inc.  A copy of the Agreement is on
               file in the Office of the Secretary
               of Comptek Research, Inc.,
               2732 Transit Road, Buffalo, New
               York.

          (e)  Promptly after the earlier of (i) May 1, 2000 or
          (ii) a sale or transfer permitted under Section (2)(d), the Company shall cause to be issued certificates evidencing the Restricted Shares or the transferred shares, as the case may be, free of the legend provided in Section 4(d) and shall cause such certificate to be delivered to the Executive (or the Executive's legal representatives, beneficiaries or heirs) or to the transferee, as the case may be.

          (f) The Executive shall not be deemed for any purpose to be, or have rights as, a shareholder of the Company by virtue of the Award, until a stock certificate is issued therefor pursuant to Section 4(a).

5.   Agreements of the Executive.

     The Executive acknowledges that: (a) this Agreement is not a contract of employment and the terms of the Executive's employment shall not be affected in any way by this Agreement except as specifically provided in this Agreement;
     (b) the Award made by this Agreement shall not confer any legal rights upon the Executive for continuation of employment or interfere with or limit the right of the Company or PRB to terminate the Executive's employment at any time; and (c) the Committee may amend, suspend or terminate the Plan or any part thereof at any time provided that no amendment, suspension of termination shall be made or effected which would adversely affect any right of the Executive with respect to the Award made by this Agreement without the written consent of the Executive unless such amendment, termination or suspension is required by applicable law.

6.   Legal Compliance Restrictions.

     The Company shall not be obligated to issue or deliver any certificates evidencing Restricted Shares awarded by this Agreement unless and until the Company is advised by its counsel that the issuance and delivery of such certificates are in compliance with all applicable laws, regulations of governmental authorities and the requirements of the American Stock Exchange or any other exchange upon which Shares of the Company are traded.

7.   Withholding Taxes.

     The Executive agrees to pay or make arrangements for the payment to the Company and/or PRB of the amount of any taxes that the Company and/or PRB is required by law to withhold with respect to the Award made by this Agreement. Such payment shall be due on the date the Company or PRB is required to withhold such taxes. In the event that such payment is not made when due, the Company and/or PRB shall have the right (a) to retain, or sell within 10 days notice of such longer notice as may be required by applicable law, a sufficient number of the Restricted Shares subject to any Award made to the Executive in order to cover all or part of the amount required to be withheld; (b) to deduct, to the extent permitted by law, from any payment of any kind otherwise due to Executive from the Company and/or PRB all or a part of the amount required to be withheld or (c) to pursue any other remedy at law or in equity. The Committee, in its sole discretion and subject to such rules as it may adopt, may allow the Executive to satisfy any such tax obligation, in whole or in part, by (i) electing to have the Company and/or PRB withhold Restricted Shares otherwise to be delivered with a fair market value equal to the amount of such tax obligation, or (ii) electing to surrender to the Company and/or PRB previously owned Restricted Shares with a fair market value equal to the amount of such tax obligation. The election must be made on or before the date that the amount of tax to be withheld is determined.

8.   Stock Splits, Recapitalizations, Acquisitions, etc.

          (a) In the event of any change in the number of outstanding Shares by reason of any stock dividend or split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the number and kind of shares subject to this Award shall be appropriately adjusted by the Committee. If changes in capitalization of the Company other than those referred to above shall occur, the Committee may, but need not, make such adjustments in the number and kind of shares available under this Award as the Committee may deem appropriate.

               To the extent permitted by applicable law, the Award of a Restricted Share shall be adjusted so that the Executive shall have the right to receive under the Award and subject to the Plan securities and other property (except regular cash dividends) with respect to the Award as a result of any stock dividend or split, special cash dividend, recapitalization, merger, consolidation, combination of shares or exchange of shares or similar corporate change or otherwise substantially similar to that the Executive would have received with respect to the Restricted Shares had the Executive owned the Restricted Shares free and clear of the restriction of the Plan. Unless the Committee otherwise determines, the Employee's right in respect of such securities and other property shall not vest until such Restricted Share would have vested and no such securities or other property shall be issued or delivered until such Restricted Share would be issued or delivered.

          (b) Unless the Committee otherwise determines, any securities and other property (except regular cash dividends) received by the Executive as a result of a corporate change described in Section 8(a) or otherwise with respect to a Restricted Share prior to the date such Restricted Share vests shall be promptly deposited with the Secretary or the custodian designated by the Secretary to be held in accordance with Section 4(b) as though such securities and other property were part of such Restricted Share.

9.   Notices.

     Any notice which either party hereto or the Committee may be required or permitted to give to the other with respect to the Plan or this Agreement shall be in writing, and may be delivered personally or by mail, postage prepaid, addressed as follows:

     (a)  if to the Company or Committee:

          Comptek Research, Inc.
          2732 Transit Road
          Buffalo, New York 142224-2523
          Attn: Christopher A. Head, Executive Vice President and
General Counsel


     (b)  if to the Executive

          Lawrence Schadegg
          40944 Lake and Breton Drive
          Leonardtown, MD 20650

     or to such other address as the person to whom the notice is directed shall have designated in writing to others.

10.  New York Law.

     This Agreement is made and accepted in the State of New
     York. The laws of the State of New York shall control the interpretation and performance of the terms of the Plan and of this Agreement.

11.  Binding Effect.

     This Agreement shall be binding upon, and shall inure to the benefit of, the respective successors, assigns, heirs, executors, administrators and guardians of the parties hereto.

     IN WITNESS WHEREOF, the Company and the Executive have caused this Agreement to be executed and delivered, all as of the day and year first above written.


Date: 5/14/98                 /s/Lawrence M. Schadegg
                              -------------------------
                                   Lawrence Schadegg


                              COMPTEK RESEARCH, INC.


Date: 5/14/98            By/s/John J. Sciuto
                         ----------------------------------
                        John J. Sciuto, Chairman,
                        President and CEO



TAX:17504_2 (DI8_2)

                          EXHIBIT 10.5

                             ISDA(R)



          International Swap Dealers Association, Inc.
                        MASTER AGREEMENT
Dated as of   May 5, 1998
          : _______________

     KEYBANK NATIONAL
        ASSOCIATION         And       COMPTEK RESEARCH, INC.
  _______________________           __________________________

have entered and/or anticipate entering into one or more transactions (each a "Transaction") that are or will be governed by this Master Agreement, which includes the schedule (the "Schedule"), and the documents and other confirming evidence (each a "Confirmation") exchanged between the parties confirming those Transactions.

Accordingly, the parties agree as follows:

1.   Interpretation

(a) Definitions. The terms defined in Section 12 and in the Schedule will have the meanings therein specified for the purpose of this Master Agreement.

(b) Inconsistency. In the event of any inconsistency between the provisions of the Schedule and the other provisions of this Master Agreement, the Schedule will prevail. In the event of any inconsistency between the provisions of any Confirmation and this Master Agreement (including the Schedule), such Confirmation will prevail for the purpose of the relevant Transaction.

(c) Single Agreement. All Transactions are entered into in reliance on the fact that this Master Agreement and all Confirmations form a single agreement between the parties (collectively referred to as this "Agreement"), and the parties would not otherwise enter into any Transactions.

2.   Obligations

(a)  General Conditions.

     (i) Each party will make each payment or delivery specified in each Confirmation to be made by it, subject to the other provisions of this Agreement.

     (ii) Payments under this Agreement will be made on the due date for value on that date in the place of the account specified in the relevant Confirmation or otherwise pursuant to this Agreement, in freely transferable funds and in the manner customary for payments in the required currency. Where settlement is by delivery (that is, other than by payment), such delivery will be made for receipt on the due date in the manner customary for the relevant obligation unless otherwise specified in the relevant Confirmation or elsewhere in this Agreement.

     (iii) Each obligation of each party under Section 2(a)(i) is subject to (1) the condition precedent that no Event of Default or Potential Event of Default with respect to the other party has occurred and is continuing, (2) the condition precedent that no Early Termination Date in respect of the relevant Transaction has occurred or been effectively designated and (3) each other applicable condition precedent specified in this Agreement.
(b) Change of Account. Either party may change its account for receiving a payment or delivery by giving notice to the other party at least five Local Business Days prior to the scheduled date for the payment or delivery to which such change applies unless such other party gives timely notice of a reasonable objection to such change.

(c)   Netting.   If  on  any  date  amounts  would  otherwise  be
payable:-

     (i)  in the same currency; and

     (ii) in respect of the same Transaction

by each party to the other, then, on such date, each party's obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount.

The parties may elect in respect of two or more Transactions that a net amount will be determined in respect of all amounts payable on the same date in the same currency in respect of such Transactions, regardless of whether such amounts are payable in respect of the same Transaction. The election may be made in the Schedule or a Confirmation by specifying that subparagraph (ii) above will not apply to the Transactions identified as being subject to the election, together with the starting date (in which case subparagraph (ii) above will not, or will cease to, apply to such Transactions from such date). This election may be made separately for different groups of Transactions and will apply separately to each pairing of branches or offices through which the parties make and receive payments or deliveries.

(d) Default Interest; Other Amounts. Prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party that defaults in the performance of any payment obligation will, to the extent permitted by law and subject to Section 6(c), be required to pay interest (before as well as after judgment) on the overdue amount to the other party on demand in the same currency as such overdue amount, for the period from (and including) the original due date for payment to (but excluding) the date of actual payment, at the Default Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed. If, prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party defaults in the performance of any obligation required to be settled by delivery, it will compensate the other party on demand if and to the extent provided for in the relevant Confirmation or elsewhere in this Agreement.

3.   Representations

Each party represents to the other party (which representations will be deemed to be repeated by each party on each date on which a Transaction is entered into) that:-

(a)  Basic Representations.

     (i)   Status.   It  is duly organised and  validly  existing
     under the laws of the jurisdiction of its organisation or incorporation and, if relevant under such laws, in good standing;

     (ii) Powers. It has the power to execute this Agreement and any other documentation relating to this Agreement to which it is a party, to deliver this Agreement and any other documentation relating to this Agreement that it is required by this Agreement to deliver and to perform its obligations under this Agreement and any obligations it has under any Credit Support Document to which it is a party and has taken all necessary action to authorise such execution, delivery and performance;

     (iii) No Violation or Conflict. Such execution, delivery and performance do not violate or conflict with any law applicable to it, any provision of its constitutional documents, any order or judgment of any court or other agency of government applicable to it or any of its assets or any contractual restriction binding on or affecting it or any of its assets;
     (iv) Consents. All governmental and other consents that are required to have been obtained by it with respect to this Agreement or any Credit Support Document to which it is a party have been obtained and are in full force and effect and all conditions of any such consents have been complied with; and

     (v) Obligations Binding. Its obligations under this Agreement and any Credit Support Document to which it is a party constitute its legal, valid and binding obligations, enforceable in accordance with their respective terms (subject to applicable bankruptcy, reorganisation, insolvency, moratorium or similar laws affecting creditors' rights generally and subject, as to enforceability, to equitable principles of general application (regardless of whether enforcement is sought in a proceeding in equity or at law)).

(b) Absence of Certain Events. No Event of Default or Potential Event of Default or, to its knowledge, Termination Event with respect to it has occurred and is continuing and no such event or circumstance would occur as a result of its entering into or performing its obligations under this Agreement or any Credit Support Document to which it is a party.

(c) Absence of Litigation. There is not pending or, to its knowledge, threatened against it or any of its Affiliates any action, suit or proceeding at law or in equity or before any court, tribunal, governmental body, agency or official or any arbitrator that is likely to affect the legality, validity or enforceability against it of this Agreement or any Credit Support Document to which it is a party or its ability to perform its obligations under this Agreement or such Credit Support Document.

(d) Accuracy of Specified Information. All applicable information that is furnished in writing by or on behalf of it to the other party and is identified for the purpose of this
Section 3(d) in the Schedule is, as of the date of the information, true, accurate and complete in every material respect.

4.   Agreements

Each party agrees with the other that, so long as either party has or may have any obligation under this Agreement or under any Credit Support Document to which it is a party:-

(a) Furnish Specified Information. It will deliver to the other party any forms, documents or certificates specified in the Schedule or any Confirmation by the date specified in the Schedule or such Confirmation or, if none is specified, as soon as reasonably practicable.

(b) Maintain Authorisations. It will use all reasonable efforts to maintain in full force and effect all consents of any governmental or other authority that are required to be obtained by it with respect to this Agreement or any Credit Support Document to which it is a party and will use all reasonable efforts to obtain any that may become necessary in the future.

(c) Comply with Laws. It will comply in all material respects with all applicable laws and orders to which it may be subject if failure so to comply would materially impair its ability to perform its obligations under this Agreement or any Credit Support Document to which it is a party.

5.   Events of Default and Termination Events

(a) Events of Default. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any of the following events constitutes an event of default (an "Event of Default") with respect to such party:-

     (i) Failure to Pay or Deliver. Failure by the party to make, when due, any payment under this Agreement or delivery under Section 2(a)(i) or 2(d) required to be made by it if such failure is not remedied on or before the third Local Business Day after notice of such failure is given to the party;

     (ii) Breach of Agreement. Failure by the party to comply with or perform any agreement or obligation (other than an obligation to make any payment under this Agreement or delivery under Section 2(a)(i) or 2(d) or to give notice of a Termination Event) to be complied with or performed by the party in accordance with this Agreement if such failure is not remedied on or before the thirtieth day after notice of such failure is given to the party;

     (iii)     Credit Support Default.

                (1) Failure by the party or any Credit Support Provider of such party to comply with or perform any agreement or obligation to be complied with or performed by it in accordance with any Credit
           Support Document if such failure is continuing after any applicable grace period has elapsed;

               (2) the expiration or termination of such Credit Support Document or the failing or ceasing of such Credit Support Document to be in full force and effect for the purpose of this Agreement (in either case other than in accordance with its terms) prior to the satisfaction of all obligations of such party under each Transaction to which such Credit
           Support   Document  relates  without   the   written
           consent of the other party; or

                (3) the party or such Credit Support Provider disaffirms, disclaims, repudiates or rejects, in whole or in part, or challenges the validity of, such Credit Support Document;

     (iv) Misrepresentation. A representation made or repeated or deemed to have been made or repeated by the party or any Credit Support Provider of such party in this
     Agreement or any Credit Support Document proves to have been incorrect or misleading in any material respect when made or repeated or deemed to have been made or repeated;

     (v) Default under Specified Transaction. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party (1) defaults under a
     Specified Transaction and, after giving effect to any applicable notice requirement or grace period, there occurs a liquidation of, an acceleration of obligations under, or an early termination of, that Specified
     Transaction, (2) defaults, after giving effect to any applicable notice requirement or grace period, in making any payment or delivery due on the last payment, delivery or exchange date of, or any payment on early termination of, a Specified Transaction (or such default continues for at least three Local Business Days if there is no applicable notice requirement or grace period) or (3) disaffirms, disclaims, repudiates or rejects, in whole or in part, a Specified Transaction (or such action is taken by any person or entity appointed or empowered to operate it or act on its behalf);

     (vi) Cross Default. If "Cross Default" is specified in the Schedule as applying to the party, the occurrence or existence of (1) a default, event of default or other similar condition or event (however described) in respect of such party, any Credit Support Provider of such party or any applicable Specified Entity of such party under one or more agreements or instruments relating to Specified Indebtedness of any of them (individually or collectively) in an aggregate amount of not less than the applicable Threshold Amount (as specified in the Schedule) which has resulted in such Specified Indebtedness becoming, or becoming capable at such time of being declared, due and payable under such agreements or instruments, before it would otherwise have been due and payable or (2) a default by such party, such Credit Support Provider or such Specified Entity (individually or collectively) in making one or more payments on the due date thereof in an aggregate amount of not less than the applicable Threshold Amount under such agreements or instruments (after giving effect to any applicable notice requirement or grace period);

     (vii)      Bankruptcy.   The  party,  any  Credit  Support
     Provider of such party or any applicable Specified Entity of such party:-

          (1) is dissolved (other than pursuant to a consolidation, amalgamation or merger); (2) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (3) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (4) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors' rights, or a petition is presented for its winding-up or liquidation, and, in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (A) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding-up or liquidation or (B) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (5) has a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (6) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (7) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter;
          (8) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (1) to (7) (inclusive); or (9) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts; or

     (viii) Merger Without Assumption. The party or any Credit Support Provider of such party consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and, at the time of such consolidation, amalgamation, merger or transfer:-

          (1) the resulting, surviving or transferee entity fails to assume all the obligations of such party or such Credit Support Provider under this Agreement or any Credit Support Document to which it or its predecessor was a party by operation of law or pursuant to an agreement reasonably satisfactory to the other party to this Agreement; or

          (2) the benefits of any Credit Support Document fail to extend (without the consent of the other party) to the performance by such resulting, surviving or transferee entity of its obligations under this Agreement.

(b) Termination Events. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any event specified below constitutes an Illegality if the event is specified in (i) below, and, if specified to be applicable, a Credit Event Upon Merger if the event is specified pursuant to (ii) below or an Additional Termination Event if the event is specified pursuant to (iii) below:-

     (i) Illegality. Due to the adoption of, or any change in, any applicable law after the date on which a Transaction is entered into, or due to the promulgation of, or any change in, the interpretation by any court, tribunal or regulatory authority with competent jurisdiction of any applicable law after such date, it becomes unlawful (other than as a result of a breach by the party of Section 4(b)) for such party (which will be the Affected Party):-

          (1) to perform any absolute or contingent obligation to make a payment or delivery or to receive a payment or delivery in respect of such Transaction or to comply with any other material provision of this Agreement relating to such Transaction; or

          (2) to perform, or for any Credit Support Provider of such party to perform, any contingent or other obligation which the party (or such Credit Support Provider) has under any Credit Support Document relating to such Transaction;

     (ii) Credit Event Upon Merger. If "Credit Event Upon Merger" is specified in the Schedule as applying to the party, such party ("X"), any Credit Support Provider of X or any applicable Specified Entity of X consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and such action does not constitute an event described in
     Section 5(a)(viii) but the creditworthiness of the resulting, surviving or transferee entity is materially weaker than that of X, such Credit Support Provider or such Specified Entity, as the case may be, immediately prior to such action (and, in such event, X or its successor or transferee, as appropriate, will be the Affected Party); or

     (iii) Additional Termination Event. If any "Additional Termination Event" is specified in the Schedule or any Confirmation as applying, the occurrence of such event (and, in such event, the Affected Party or Affected Parties shall be as specified for such Additional Termination Event in the Schedule or such Confirmation).

(c) Event of Default and Illegality. If an event or circumstance which would otherwise constitute or give rise to an Event of Default also constitutes an Illegality, it will be treated as an Illegality and will not constitute an Event of Default.

6.   Early Termination

(a) Right to Terminate Following Event of Default. If at any time an Event of Default with respect to a party (the "Defaulting Party") has occurred and is then continuing, the other party (the "Non-defaulting Party") may, by not more than 20 days notice to the Defaulting Party specifying the relevant Event of Default, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all outstanding Transactions. If, however, "Automatic Early
Termination"  is  specified in the Schedule as  applying  to  a party, then an Early Termination Date in respect of all outstanding Transactions will occur immediately upon the occurrence with respect to such party of an Event of Default specified in Section 5 (a)(vii)(1), (3), (5), (6) or, to the extent analogous thereto, (8), and as of the time immediately preceding the institution of the relevant proceeding or the presentation of the relevant petition upon the occurrence with respect to such party of an Event of Default specified in
Section 5(a)(vii)(4) or, to the extent analogous thereto, (8).

(b)  Right to Terminate Following Termination Event.

     (i) Notice. If a Termination Event occurs, an Affected Party will, promptly upon becoming aware of it, notify the other party, specifying the nature of that Termination Event and each Affected Transaction and will also give such other information about that Termination Event as the other party may reasonably require.

     (ii) Two Affected Parties. If an Illegality under Section 5(b)(i)(1) occurs and there are two Affected Parties, each party will use all reasonable efforts to reach agreement within 30 days after notice thereof is given under Section 6(b)(i) on action to avoid that Termination Event.

     (iii)     Right to Terminate.  If:-

          (1) an agreement under Section 6(b)(ii) has not been effected with respect to all Affected Transactions within 30 days after an Affected Party gives notice under Section 6(b)(i); or

          (2)   an  Illegality other than that referred  to  in
          Section  6(b)(ii), a Credit Event Upon Merger  or  an
          Additional Termination Event occurs,

     either party in the case of an Illegality, any Affected Party in the case of an Additional Termination Event if there is more than one Affected Party, or the party which is not the Affected Party in the case of a Credit Event Upon Merger or an Additional Termination Event if there is only one Affected Party may, by not more than 20 days notice to the other party and provided that the relevant Termination Event is then continuing, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all Affected Transactions.

(c)  Effect of Designation.

     (i) If notice designating an Early Termination Date is given under Section 6(a) or (b), the Early Termination Date will occur on the date so designated, whether or not the relevant Event of Default or Termination Event is then continuing.

     (ii) Upon the occurrence or effective designation of an Early Termination Date, no further payments or deliveries under Section 2(a)(i) or 2(d) in respect of the Terminated Transactions will be required to be made, but without prejudice to the other provisions of this Agreement. The amount, if any, payable in respect of an Early Termination Date shall be determined pursuant to Section 6(e).

(d)  Calculations.

     (i) Statement. On or as soon as reasonably practicable following the occurrence of an Early Termination Date, each party will make the calculations on its part, if any, contemplated by Section 6(e) and will provide to the other party a statement (1) showing, in reasonable detail, such calculations (including all relevant quotations and specifying any amount payable under Section 6(e)) and (2) giving details of the relevant account to which any amount payable to it is to be paid. In the absence of written confirmation from the source of a quotation obtained in determining a Market Quotation, the records of the party obtaining such quotation will be conclusive evidence of the existence and accuracy of such quotation.

     (ii) Payment Date. An amount calculated as being due in respect of any Early Termination Date under Section 6(e) will be payable on the day that notice of the amount payable is effective (in the case of an Early Termination Date which is designated or occurs as a result of an Event of Default) and on the day which is two Local Business Days after the day on which notice of the amount payable is effective (in the case of an Early Termination Date which is designated as a result of a Termination Event). Such amount will be paid together with (to the extent permitted under applicable law) interest thereon (before as well as after judgment), from (and including) the relevant Early Termination Date to (but excluding) the date such amount is paid, at the Applicable Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed.

(e) Payments on Early Termination. If an Early Termination Date occurs, the following provisions shall apply based on the parties' election in the Schedule of a payment measure, either "Market Quotation" or "Loss", and a payment method, either the "First Method" or the "Second Method". If the parties fail to designate a payment measure or payment method in the Schedule, it will be deemed that "Market Quotation" or the "Second Method", as the case may be, shall apply. The amount, if any, payable in respect of an Early Termination Date and determined pursuant to this Section will be subject to any Set-off.

     (i) Events of Default. If the Early Termination results from an Event of Default:-

          (1) First Method and Market Quotation. If the First Method and Market Quotation apply, the Defaulting
          Party will pay to the Non-defaulting Party the excess, if a positive number, of (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Unpaid Amounts owing to the Non-defaulting Party over (B) the Unpaid Amounts owing to the Defaulting Party.

          (2) First Method and Loss. If the First Method and Loss apply, the Defaulting Party will pay to the Non-defaulting Party, if a positive number, the Non-defaulting Party's Loss in respect of this Agreement.

          (3) Second Method and Market Quotation. If the Second Method and Market Quotation apply, an amount will be payable equal to (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Unpaid Amounts owing to the Non-defaulting Party less (B) the Unpaid Amounts owing to the Defaulting Party. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

          (4) Second Method and Loss. If the Second Method and Loss apply, an amount will be payable equal to the Non-defaulting Party's Loss in respect of this Agreement. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

     (ii) Termination Events. If the Early Termination Date results from a Termination Event:-

          (1) One Affected Party. If there is one Affected Party, the amount payable will be determined in accordance with Section 6(e)(i)(3), if Market Quotation applies, or Section 6(e)(i)(4), if Loss applies, except that, in either case, references to the Defaulting Party and to the Non-defaulting Party will be deemed to be references to the Affected Party and the party which is not the Affected Party, respectively, and, if Loss applies and fewer than all the Transactions are being terminated, Loss shall be calculated in respect of all Terminated Transactions.

          (2)  Two Affected Parties.  If there are two Affected
          Parties: -

               (A) If Market Quotation applies, each party will determine a Settlement Amount in respect of the Terminated Transactions, and an amount will be payable equal to (I) the sum of (a) one-half of the difference between the Settlement Amount of the party with the higher Settlement Amount ("X") and the Settlement Amount of the party with the lower Settlement Amount ("Y") and (b) the Unpaid Amounts owing to X less (II) the Unpaid Amounts owing to Y; and

               (B) If Loss applies, each party will determine its Loss in respect of this Agreement (or, if fewer than all the Transactions are being terminated, in respect of all Terminated Transactions) and an amount will be payable equal to one-half of the difference between the Loss of the party with the higher Loss ("X") and the Loss of the party with the lower Loss ("Y").

          If the amount payable is a positive number, Y will pay it to X; if it is a negative number, X will pay the absolute value of that amount to Y.

          (iii) Adjustment for Bankruptcy. In circumstances where an Early Termination Date occurs because "Automatic Early Termination" applies in respect of a party, the amount determined under this
          Section 6(e) will be subject to such adjustments as are appropriate and permitted by law to reflect any payments or deliveries made by one party to the other under this Agreement (and retained by such other party) during the period from the relevant Early Termination Date to the date for payment determined under Section 6(d)(ii).

                (iv) Pre-Estimate. The parties agree that if Market Quotation applies an amount recoverable under this Section 6(e) is a reasonable pre-estimate of loss and not a penalty. Such amount is payable for the loss of bargain and the loss of protection against future risks and except as otherwise provided in this Agreement neither party will be entitled to recover any additional damages as a consequence of such losses.

7.        Transfer

Neither this Agreement nor any interest or obligation in or under this Agreement may be transferred (whether by way of security or otherwise) by either party without the prior written consent of the other party, except that: -

(a) a party may make such a transfer of this Agreement pursuant to a consolidation or amalgamation with, or merger with or into, or transfer of all or substantially all its assets to, another entity (but without prejudice to any other right or remedy under this Agreement); and

(b) a party may make such a transfer of all or any part of its interest in any amount payable to it from a Defaulting Party under Section 6(e).

Any purported transfer that is not in compliance with this Section will be void.

8.   Miscellaneous

(a) Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties with respect to its subject matter and supersedes all oral communication and prior writings with respect thereto.

(b) Amendments. No amendment, modification or waiver in respect of this Agreement will be effective unless in writing (including a writing evidenced by a facsimile transmission) and executed by each of the parties or confirmed by an exchange of telexes or electronic messages on an electronic messaging system.

(c)   Survival of Obligations.  Without prejudice  to  Sections
2(a)(iii) and 6(c)(ii), the obligations of the parties under this Agreement will survive the termination of any Transaction.

(d)    Remedies  Cumulative.   Except  as  provided   in   this
Agreement, the rights, powers, remedies and privileges provided in this Agreement are cumulative and not exclusive of any rights, powers, remedies and privileges provided by law.

(e)  Counterparts and Confirmations.

     (i) This Agreement (and each amendment, modification and waiver in respect of it) may be executed and delivered in counterparts (including by facsimile transmission), each of which will be deemed an original.

     (ii) The parties intend that they are legally bound by the terms of each Transaction from the moment they agree to those terms (whether orally or otherwise). A Confirmation shall be entered into as soon as practicable and may be executed and delivered in counterparts (including by facsimile transmission) or be created by an exchange of telexes or by an exchange of electronic messages on an electronic messaging system, which in each case will be sufficient for all purposes to evidence a binding supplement to this Agreement. The parties will specify therein or through another effective means that any such counterpart, telex or electronic message constitutes a Confirmation.

(f) No Waiver of Rights. A failure or delay in exercising any right, power or privilege in respect of this Agreement will not be presumed to operate as a waiver, and a single or partial exercise of any right, power or privilege will not be presumed to preclude any subsequent or further exercise, of that right, power or privilege or the exercise of any other right, power or privilege.

(g)   Headings.   The headings used in this Agreement  are  for
convenience  of  reference  only and  are  not  to  affect  the
construction   of   or  to  be  taken  into  consideration   in
interpreting this Agreement.

9.   Expenses

A Defaulting Party will, on demand, indemnify and hold harmless the other party for and against all reasonable out-of-pocket expenses, including legal fees, incurred by such other party by reason of the enforcement and protection of its rights under this Agreement or any Credit Support Document to which the Defaulting Party is a party or by reason of the early termination of any Transaction, including, but not limited to, costs of collection.

10.  Notices

(a) Effectiveness. Any notice or other communication in respect of this Agreement may be given in any manner set forth below (except that a notice or other communication under
Section  5  or 6 may not be given by facsimile transmission  or electronic messaging system) to the address or number or in accordance with the electronic messaging system details provided (see the Schedule) and will be deemed effective as indicated:-

      (i) if in writing and delivered in person or by courier, on the date it is delivered;

      (ii) if sent by telex, on the date the recipient's answerback is received;

     (iii) if sent by facsimile transmission, on the date that transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine);

     (iv) if sent by certified or registered mail (airmail, if overseas) or the equivalent (return receipt requested), on the date that mail is delivered or its delivery is attempted; or

      (v) if sent by electronic messaging system, on the date that electronic message is received,

unless the date of that delivery (or attempted delivery) or that receipt, as applicable, is not a Local Business Day or that communication is delivered (or attempted) or received, as applicable, after the close of business on a Local Business Day, in which case that communication shall be deemed given and effective on the first following day that is a Local Business Day.

(b)   Change of Addresses.  Either party may by notice  to  the
other  change  the  address,  telex  or  facsimile  number   or
electronic messaging system details at which notices or other communications are to be given to it.

11.  Governing Law and Jurisdiction

(a) Governing Law. This Agreement will be governed by and construed in accordance with the law specified in the Schedule.

(b)   Jurisdiction.   With  respect  to  any  suit,  action  or
proceedings relating to this Agreement ("Proceedings"), each party irrevocably:-

     (i) submits to the jurisdiction of the English courts, if this Agreement is expressed to be governed by English law, or to the non-exclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York City, if this Agreement is expressed to be governed by the laws of the State of New York; and

     (ii) waives any objection which it may have at any time to the laying of venue of any Proceedings brought in any such court, waives any claim that such Proceedings have been brought in an inconvenient forum and further waives the right to object, with respect to such Proceedings, that such court does not have any jurisdiction over such party.

Nothing in this Agreement precludes either party from bringing Proceedings in any other jurisdiction (outside, if this Agreement is expressed to be governed by English law, the Contracting States, as defined in Section 1(3) of the Civil Jurisdiction and Judgments Act 1982 or any modification, extension or re-enactment thereof for the time being in force) nor will the bringing of Proceedings in any one or more jurisdictions preclude the bringing of Proceedings in any other jurisdiction.

(c) Waiver of Immunities. Each party irrevocably waives, to the fullest extent permitted by applicable law, with respect to itself and its revenues and assets (irrespective of their use or intended use), all immunity on the grounds of sovereignty or other similar grounds from (i) suit, (ii) jurisdiction of any court, (iii) relief by way of injunction, order for specific performance or for recovery of property, (iv) attachment of its assets (whether before or after judgment) and (v) execution or enforcement of any judgment to which it or its revenues or assets might otherwise be entitled in any Proceedings in the courts of any jurisdiction and irrevocably agrees, to the extent permitted by applicable law, that it will not claim any such immunity in any Proceedings.

12.  Definitions

As used in this Agreement:-

"Additional  Termination  Event" has the meaning  specified  in
     Section 5(b).

"Affected Party" has the meaning specified in Section 5(b).

"Affected Transactions" means (a) with respect to any Termination Event consisting of an Illegality, all Transactions affected by the occurrence of such Termination Event and (b) with respect to any other Termination Event, all Transactions.

"Affiliate" means, subject to the Schedule, in relation to any person, any entity controlled, directly or indirectly, by the person, any entity that controls, directly or indirectly, the person or any entity directly or indirectly under common control with the person. For this purpose, "control" of any entity or person means ownership of a majority of the voting power of the entity or person.

"Applicable Rate" means:-

(a) in respect of obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Defaulting
Party, the Default Rate;

(b)  in respect of an obligation to pay an amount under Section
6(e) of either party from and after the date (determined in accordance with Section 6(d)(ii)) on which that amount is payable, the Default Rate;

(c)  in respect of all other obligations payable or deliverable
(or which would have been but for Section 2(a)(iii)) by a Non-defaulting Party, the Non-default Rate; and

(d)  in all other cases, the Termination Rate.

"consent" includes a consent, approval, action, authorisation, exemption, notice, filing, registration or exchange control consent.

"Credit Event Upon Merger" has the meaning specified in Section
5(b).

"Credit Support Document" means any agreement or instrument that is specified as such in this Agreement.

"Credit Support Provider" has the meaning specified in the Schedule.

"Default Rate" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the relevant payee (as certified by it) if it were to fund or of funding the relevant amount plus 1% per annum.
"Defaulting Party" has the meaning specified in Section 6(a).

"Early   Termination  Date"  means  the  date   determined   in
accordance with Section 6(a) or 6(b)(iii).

"Event of Default" has the meaning specified in Section 5(a) and, if applicable, in the Schedule.

"Illegality" has the meaning specified in Section 5(b).

"law" includes any treaty, law, rule or regulation and "lawful" and "unlawful" will be construed accordingly.

"Local Business Day" means, subject to the Schedule, a day on which commercial banks are open for business (including dealings in foreign exchange and foreign currency deposits) (a) in relation to any obligation under Section 2(a)(i), in the place(s) specified in the relevant Confirmation or, if not so specified, as otherwise agreed by the parties in writing or determined pursuant to provisions contained, or incorporated by reference, in this Agreement, (b) in relation to any other payment, in the place where the relevant account is located,
(c) in relation to any notice or other communication, including notice contemplated under Section 5(a)(i), in the city specified in the address for notice provided by the recipient and, in the case of a notice contemplated by Section 2(b), in the place where the relevant new account is to be located and
(d) in relation to Section 5(a)(v)(2), in the relevant locations for performance with respect to such Specified Transaction.

"Loss" means, with respect to this Agreement or one or more Terminated Transactions, as the case may be, and a party, an amount that party reasonably determines in good faith to be its total losses and costs (or gain, in which case expressed as a negative number) in connection with this Agreement or that Terminated Transaction or group of Terminated Transactions, as the case may be, including any loss of bargain, cost of funding or, at the election of such party but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position (or any gain resulting from any of them). Loss includes losses and costs (or gains) in respect of any payment or delivery required to have been made (assuming satisfaction of each applicable condition precedent) on or before the relevant Early Termination Date and not made, except, so as to avoid duplication, if Section 6(e)(i)(1) or (3) or 6(e)(ii)(2)(A) applies. Loss does not include a party's legal fees and out-of-pocket expenses referred to under Section 9. A party will determine its Loss as of the relevant Early Termination Date, or, if that is not reasonably practicable, as of the earliest date thereafter as is reasonably practicable. A party may (but need not) determine its Loss by reference to quotations of relevant rates or prices from one or more leading dealers in the relevant markets.

"Market   Quotation"  means,  with  respect  to  one  or   more
Terminated Transactions and a party making the determination, an amount determined on the basis of quotations from Reference Market-makers. Each quotation will be for an amount, if any, that would be paid to such party (expressed as a negative number) or by such party (expressed as a positive number) in consideration of an agreement between such party (taking into account any existing Credit Support Document with respect to the obligations of such party) and the quoting Reference Market-
maker   to   enter   into  a  transaction   (the   "Replacement
Transaction") that would have the effect of preserving for such party the economic equivalent of any payment or delivery (whether the underlying obligation was absolute or contingent and assuming the satisfaction of each applicable condition precedent) by the parties under Section 2(a)(i) in respect of such Terminated Transaction or group of Terminated Transactions that would, but for the occurrence of the relevant Early Termination Date, have been required after that date. For this
purpose,   Unpaid   Amounts  in  respect  of   the   Terminated
Transaction or group of Terminated Transactions are to be excluded but, without limitation, any payment or delivery that would, but for the relevant Early Termination Date, have been required (assuming satisfaction of each applicable condition precedent) after that Early Termination Date is to be included.
The   Replacement   Transaction  would  be  subject   to   such
documentation as such party and the Reference Market-maker may, in good faith, agree. The party making the determination (or its agent) will request each Reference Market-maker to provide its quotation to the extent reasonably practicable as of the same day and time (without regard to different time zones) on or as soon as reasonably practicable after the relevant Early
Termination  Date.   The  day  and  time  as  of  which   those
quotations are to be obtained will be selected in good faith by the party obliged to make a determination under Section 6(e), and, if each party is so obliged, after consultation with the
other.   If more than three quotations are provided, the Market
Quotation will be the arithmetic mean of the quotations, without regard to the quotations having the highest and lowest
values.   If  exactly three such quotations are  provided,  the
Market   Quotation  will  be  the  quotation  remaining   after
disregarding  the  highest  and lowest  quotations.   For  this
purpose, if more than one quotation has the same highest  value
or   lowest  value,  then  one  of  such  quotations  shall  be
disregarded.   If fewer than three quotations are provided,  it
will be deemed that the Market Quotation in respect of such Terminated Transaction or group of Terminated Transactions cannot be determined.

"Non-default  Rate" means a rate per annum equal  to  the  cost
(without proof or evidence of any actual cost) to the Non-defaulting Party (as certified by it) if it were to fund the relevant amount.

"Non-defaulting  Party" has the meaning  specified  in  Section
6(a).

"Potential Event of Default" means any event which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

"Reference Market-makers" means four leading dealers in the relevant market selected by the party determining a Market Quotation in good faith (a) from among dealers of the highest credit standing which satisfy all the criteria that such party applies generally at the time in deciding whether to offer or to make an extension of credit and (b) to the extent practicable, from among such dealers having an office in the same city.

"Scheduled Payment Date" means a date on which a payment or delivery is to be made under Section 2(a)(i) with respect to a Transaction.

"Set-off" means set-off, offset, combination of accounts, right of retention or withholding or similar right or requirement to which the payer of an amount under Section 6 is entitled or subject (whether arising under this Agreement, another contract, applicable law or otherwise) that is exercised by, or imposed on, such payer.

"Settlement Amount" means, with respect to a party and any Early Termination Date, the sum of:-

(a) the Market Quotations (whether positive or negative) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation is determined; and

(b) such party's Loss (whether positive or negative and without reference to any Unpaid Amounts) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation cannot be determined or would not (in the reasonable belief of the party making the determination) produce a commercially reasonable result.

"Specified Entity" has the meaning specified in the Schedule.

"Specified Indebtedness" means, subject to the Schedule, any obligation (whether present or future, contingent or otherwise, as principal or surety or otherwise) in respect of borrowed money.

"Specified Transaction" means, subject to the Schedule, (a) any transaction (including an agreement with respect thereto) now existing or hereafter entered into between one party to this Agreement (or any Credit Support Provider of such party or any applicable Specified Entity of such party) and the other party to this Agreement (or any Credit Support Provider of such other party or any applicable Specified Entity of such other party) which is a rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions), (b) any combination of these transactions and (c) any other transaction identified as a Specified Transaction in this Agreement or the relevant confirmation.

"Terminated Transactions" means with respect to any Early Termination Date (a) if resulting from a Termination Event, all Affected Transactions and (b) if resulting from an Event of Default, all Transactions (in either case) in effect immediately before the effectiveness of the notice designating that Early Termination Date (or, if "Automatic Early Termination" applies, immediately before that Early Termination
Date).

"Termination Event" means Illegality or, if specified to be applicable, a Credit Event Upon Merger or an Additional
Termination Event.

"Termination Rate" means a rate per annum equal to the arithmetic mean of the cost (without proof or evidence of any actual cost) to each party (as certified by such party) if it were to fund or of funding such amounts.

"Unpaid Amounts" owing to any party means, with respect to an Early Termination Date, the aggregate of (a) in respect of all Terminated Transactions, the amounts that became payable (or that would have become payable but for Section 2(a)(iii)) to such  party  under Section 2(a)(i) on or prior  to  such  Early
Termination  Date  and which remain unpaid  as  at  such  Early
Termination Date and (b) in respect of each Terminated Transaction, for each obligation under Section 2(a)(i) which was (or would have been but for Section 2(a)(iii)) required to be settled by delivery to such party on or prior to such Early Termination Date and which has not been so settled as at such Early Termination Date, an amount equal to the fair market value of that which was (or would have been) required to be delivered as of the originally scheduled date for delivery, in each case together with (to the extent permitted under applicable law) interest, in the currency of such amounts, from (and including) the date such amounts or obligations were or would have been required to have been paid or performed to (but excluding) such Early Termination Date, at the Applicable Rate. Such amounts of interest will be calculated on the basis of daily compounding and the actual number of days elapsed. The fair market value of any obligation referred to in clause (b) above shall be reasonably determined by the party obliged to make the determination under Section 6(e) or, if each party is so obliged, it shall be the average of the fair market values reasonably determined by both parties.

IN WITNESS WHEREOF the parties have executed this document on the respective dates specified below with effect from the date specified on the first page of this document.



KEYBANK NATIONAL ASSOCIATION          COMPTEK RESEARCH, INC.
       (Name of Party)                   (Name of Party)

   /s/Chris McNeece                     /s/Laura L. Benedetti
By:_________________________        By:______________________
  Name:Chris McNeece
  Title:Assistant Vice                  Vice President &
        President                       Treasurer
  Date:



                          EXHIBIT 10.5a







           CORPORATE REVOLVING AND TERM LOAN AGREEMENT

                             BETWEEN

             MANUFACTURERS AND TRADERS TRUST COMPANY

                               AND

                     COMPTEK RESEARCH, INC.




                       DATED MAY __, 1998
                       TABLE OF CONTENTS


                                                             Page


1.   DEFINITIONS.                                               1
  a.                      Accumulated Funding Deficiency.       1
  b.                                         Acquisition.       1
  c.                                Acquisition Document.       1
  d.                                           Affiliate.       2
  e.                                      Bankruptcy Law.       3
  f.                                   Bank's Prime Rate.       3
  g.                                              CERCLA.       3
  h.                                     Comptek Federal.       3
  i.                                             Control.       3
  j.                                        Distribution.       4
  k.                                              EBITDA.       4
  l.                                   Environmental Law.       5
  m.                                               ERISA.       5
  n.                                    Event of Default.       5
  o.                              Governmental Authority.       8
  p.                                  Hazardous Material.       8
  q.                                Internal Revenue Code.      8
  r.                                                  Law.      9
  s.                                           Libor Rate.      9
  t.                              Libor Rate Business Day.      9
  u.                                  Libor Rate Election.      9
  v.                                   Libor Rate Period.      10
  w.                 Libor Rate Period Commencement Date.      10
  x.                                  Libor Rate Portion.      10
  y.                                                Loan.      10
  z.                                       Loan Document.      10
  aa.                            Material Adverse Effect.      11
  bb.                                      Other Obligor.      11
  cc.                                       Pension Plan.      12
  dd.                               Permitted Investment.      12
  ee.                                     Permitted Lien.      13
  ff.                                     Permitted Loan.      14
  gg.                                             Person.      16
  hh.                      Post-Acquisition Subsidiaries.      16
  ii.                         Potential Event of Default.      16
  jj                                                 PRB.      16
  kk.                             Prohibited Transaction.      16
  ll.                                     Related Entity.      17
  mm.                                            Release.      17
  nn.                                   Reportable Event.      17
  oo.                                     Revolving Loan.      17
  pp.                       Revolving Loan Maturity Date.      17
  qq.                                         Subsidiary.      17
  rr.                                             System.      18
  ss.                                        Term Loan I.      18
  tt.                                       Term Loan II.      19
  uu.                                Year 2000 Compliant.      19

2.   REVOLVING LOANS.                                          19
  a.                Making and Obtaining Revolving Loans.      19
  b.                                 Revolving Loan Note.      20
  c.                                           Repayment.      21
  d.                       Optional Repayment in Advance.      22
  e.                                            Interest.      22
  f.                                         Late Charge.      24
  g.                                       Non-Usage Fee.      24
  h.      General Provisions as to Repayment and Payment.      25
  i.                                 Libor Rate Election.      27
  j.           Extension of Revolving Loan Maturity Date.      28

3.   TERM LOAN I.                                              29
  a.                    Making and Obtaining Term Loan I.      29
  b.                           Termination of Obligation.      29
  c.                                    Term Loan I Note.      29
  d.                                           Repayment.      30
  e.                       Optional Repayment in Advance.      30
  f.                                            Interest.      31
  g.                                      Commitment Fee.      33
  h.                                         Late Charge.      33
  i.      General Provisions as to Repayment and Payment.      34
  j.                                 Libor Rate Election.      35

4.   TERM LOAN II.                                             36
  a.                   Making and Obtaining Term Loan II.      36
  b.                                   Term Loan II Note.      37
  c.                                           Repayment.      37
  d.                       Optional Repayment in Advance.      38
  e.                                            Interest.      39
  f.                                         Late Charge.      41
  g.      General Provisions as to Repayment and Payment.      41
  h.                                 Libor Rate Election.      43

5.   PREREQUISITES TO LOAN.                                    44
  a.                                          No Default.      44
  b.                      Representations and Warranties.      45
  c.                                         Proceedings.      45
  d.                                     Receipt by Bank.      46

6.   REPRESENTATIONS AND WARRANTIES.                           52
  a.                                     Use of Proceeds.      52
  b.                         Consummation of Acquisition.      53
  c.                            Subsidiaries; Affiliates.      53
  d.             Good Standing; Qualification; Authority.      53
  e.                                             Control.      53
  f.                                          Compliance.      53
  g.                               Environmental Matters.      55
  h.                                            Legality.      56
  i.                               Acquisition Documents.      59
  j.                                No Waiver or Default.      59
  k.                      Representations and Warranties.      59
  l.                                         Fiscal Year.      59
  m.                               Financial Information.      59
  n.             Material Adverse Effects; Distributions.      62
  o.                            Tax Returns and Payments.      62
  p.                                Certain Indebtedness.      62
  q.                                 Pension Obligations.      63
  r.                                              Leases.      64
  s.                      Assets; Liens and Encumbrances.      64
  t.                                         Investments.      65
  u.                                               Loans.      65
  v.                            Judgments and Litigation.      65
  w.                        Transactions with Affiliates.      66
  x.                                             Default.      66
  y.                                     Full Disclosure.      66
  z.                                Year 2000 Compliance.      67

7.   AFFIRMATIVE COVENANTS.                                    67
  a.                        Good Standing; Qualification.      67
  b.                                          Compliance.      67
  c.                                     Working Capital.      69
  d.                                           Net Worth.      70
  e.                     Combined Fixed Charges Coverage.      70
  f.                                 Maximum Funded Debt.      71
  g. Accounting; Reserves; Tax Returns. 73 h.Financial and Other Information; Certificates of No
    Default.                                                   73
  i.                     Payment of Certain Indebtedness.      76
  j.          Maintenance of Title and Assets; Insurance.      76
  k.                                         Inspections.      77
  l.                                 Pension Obligations.      77
  m.        Changes in Management, Ownership and Control.      78
  n.                                           Judgments.      79
  o.                                          Litigation.      79
  p.                              Liens and Encumbrances.      80
  q. Defaults and Material Adverse Effects. 81 r.Additional Guaranties, Security Agreements, Patent
    Collateral Assignments and Security Agreements and
    Trademark Collateral Assignments and Security
    Agreements.                                                81
  s.                                Year 2000 Compliance.      82
  t.                                     Further Actions.      82

8.   NEGATIVE COVENANTS.                                       82
  a.                                         Fiscal Year.      82
  b.                                Certain Indebtedness.      83
  c.                                 Pension Obligations.      83
  d.                              Liens and Encumbrances.      84
  e.                                Capital Expenditures.      84
  f.                                    Operating Leases.      85
  g.                                         Investments.      85
  h.                                               Loans.      85
  i.                        Transactions with Affiliates.      85
  j.                                       Distributions.      86
  k.                         Corporate and Other Changes.      86
  l.                                 Sale of Receivables.      87
  m.        Stock of or Ownership Interest in Subsidiary.      87
  n.                                     Full Disclosure.      87

9.   INDEBTEDNESS IMMEDIATELY DUE.                             87

10.  EXPENSES; INDEMNIFICATION.                                88
  a.                              Loan Document Expenses.      88
  b.                                 Collection Expenses.      89
  c.                         Expenses Due to Law Changes.      90
  d.                                      Libor Expenses.      91
  e.                       Environmental Indemnification.      91

11.  NOTICES.                                                  92

12.  MISCELLANEOUS.                                            93
  a.                                      Term; Survival.      93
  b.                                  Survival; Reliance.      94
  c.                                     Right of Setoff.      94
  d.                Assignment or Grant of Participation.      95
  e.                                      Binding Effect.      96
  f.         Entire Agreement, Modifications and Waivers.      96
  g.                      Rights and Remedies Cumulative.      97
  h.                                            Requests.      97
  i.                      Extent of Consents and Waivers.      97
  j.                              Directly or Indirectly.      97
  k.                   Accounting Terms and Computations.      97
  l.                                    Reference to Law.      98
  m.                 Reference to Governmental Authority.      98
  n.                                        Severability.      98
  o.                                       Governing Law.      99
  p.                                            Headings.      99

13.  CONSENTS AND WAIVERS RELATING TO LEGAL PROCEEDINGS.       99
  a.                 JURISDICTIONAL CONSENTS AND WAIVERS.      99
  b.WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN DAMAGES.    100



          CORPORATE REVOLVING AND TERM LOAN AGREEMENT



          This Agreement is made this ___ day of May 1998 between

Manufacturers and Traders Trust Company, a New York banking

corporation having its chief executive office at One M&T Plaza,

Buffalo, New York 14240, (the "Bank") and Comptek Research, Inc.,

a New York business corporation having its chief executive office at 2732 Transit Road, Buffalo, New York 14224, (the "Borrower").



          The Bank and the Borrower agree as follows:



          1.   DEFINITIONS.  For purposes of this Agreement:



          a.   Accumulated Funding Deficiency.  "Accumulated

Funding Deficiency" has the meaning given to such term in Section

412(a) of the Internal Revenue Code.



          b.   Acquisition.  The "Acquisition" means the

acquisition by the Borrower of all of the issued and outstanding shares of stock of PRB.



          c.   Acquisition Document.  "Acquisition Document"

means, as may have heretofore been amended or supplemented, (i) a

Stock Purchase Agreement, dated May 8, 1998, among the Borrower,

PRB, Lawrence M. Schadegg, James N. Agamaite, Richard A. Bos,

Allan D. Crane and Daniel T. Doherty pursuant to which the

Borrower agrees to make the Acquisition, (ii) any exhibit or schedule referred to in such Stock Purchase Agreement or

otherwise related thereto or (iii) any agreement, instrument or other writing heretofore or hereafter delivered or to be

delivered pursuant to such Stock Purchase Agreement or in

connection therewith.



           d.  Affiliate.  "Affiliate" means, other than all

Related Entities, (i) any Person who or that now or hereafter has

Control of or is now or hereafter under common Control with any

Related Entity or over whom or which any Related Entity now or hereafter has Control, (ii) any Person who is now or hereafter related by blood, adoption or marriage to any Person referred to in clause (i) of this sentence or now or hereafter resides in the same home as any such Person, (iii) any Person who is now or hereafter a director or officer of any Related Entity or has functions with respect to any Subsidiary similar to those of a director or officer of a corporation or (iv) any Person who is now or hereafter related by blood, adoption or marriage to any

Person referred to in clause (iii) of this sentence or now or hereafter resides in the same home as any such Person or over whom or which any such Person now or hereafter has Control.



          e.   Bankruptcy Law.  "Bankruptcy Law" means any

bankruptcy or insolvency Law or any other Law relating to the relief of debtors, the readjustment, composition or extension of indebtedness, liquidation or reorganization.



          f.   Bank's Prime Rate.  The "Bank's Prime Rate" means

the rate announced by the Bank as the prime rate of interest of the Bank, whether or not such rate is actually the lowest or best rate charged by the Bank in connection with any loan or other extension of credit made by the Bank.



          g.   CERCLA.  "CERCLA" means the Comprehensive

Environmental Response, Compensation, and Liability Act of 1980,

as amended.



          h.   Comptek Federal.  "Comptek Federal" means Comptek

Federal Systems, Inc., a New York business corporation.



          i.   Control.  "Control" means, with respect to any

Person, whether direct or indirect, (i) the power to vote 5% or more of the outstanding shares of any class of stock of such

Person ordinarily having the power to vote for the election of directors of such Person or 5% or more of any class of other ownership interest in such Person ordinarily having the power to vote for the election of, appoint or otherwise designate Persons having functions with respect to such Person similar to those of directors of a corporation or the power to direct or cause the direction of the management and policies of such Person, (ii) the beneficial ownership of 5% or more of the outstanding shares of any class of stock of such Person or 5% or more of any class of other ownership interest in such Person or (iii) the power to direct or cause the direction of the management and policies of such Person, whether by ownership of any stock or other ownership interest, by agreement or otherwise.



          j.   Distribution.  "Distribution" means, with respect

to any Person, (i) any dividend or other distribution, whether in cash or in the form of any other asset, on account of any of its stock or any other ownership interest therein or (ii) any payment on account of the purchase other than pursuant to any Acquisition

Document, redemption, retirement or other acquisition of any of its stock or any other ownership interest therein.



          k.   EBITDA.  "EBITDA" means, for any period, (i) the

total of (A) consolidated net income of the Borrower for such period, (B) consolidated interest expense of the Borrower for such period, (C) consolidated charges against income of the

Borrower for foreign, federal, state and local income taxes for such period, (D) consolidated extraordinary losses of the

Borrower to the extent included in determining such consolidated net income, (E) consolidated equity losses of affiliates to the extent included in such consolidated net income, (F) consolidated depreciation expense of the Borrower for such period, (G)

consolidated amortization expense of the Borrower for such period and (H) consolidated other non-cash charges of the Borrower for such period minus (ii) the total of (A) consolidated

extraordinary gains of the Borrower to the extent included in determining such consolidated net income and (B) consolidated equity gains of affiliates to the extent included in determining such consolidated net income.



          l.   Environmental Law.  "Environmental Law" means any

Law relating to public health or safety or protection of the environment, including, but not limited to, (i) CERCLA and

(ii) the Resource Conservation and Recovery Act, as amended.



          m.   ERISA.  "ERISA" means the Employee Retirement

Income Security Act of 1974, as amended.



          n.   Event of Default.  An "Event of Default" occurs or

exists if (i) the Borrower (A) defaults for more than 10 days in the repayment when due of any of the principal amount of any

Loan, the payment when due of any interest payable pursuant to this Agreement or any other amount payable by the Borrower to the

Bank pursuant to this Agreement, (B) defaults for more than 30 days in the performance when due of any obligation owing by the

Borrower pursuant to Section 7 of this Agreement or (C) defaults in the performance when due of any other obligation owing by the

Borrower to the Bank pursuant to this Agreement, (ii) any Related

Entity or Other Obligor defaults in the performance when due,

whether by acceleration or otherwise, of any obligation

(including, but not limited to, any obligation to pay any money,

whether for any principal, interest, fee, charge, cost or expense or otherwise), whether now existing or hereafter arising or

accruing, to the Bank or any other Person other than, in the case of any Person other than the Bank, any obligation to pay any money in connection with any indebtedness of $250,000 or less,

the maturity of any such obligation is accelerated or there

occurs or exists any event or condition that, whether immediately or after notice, lapse of time or both notice and lapse of time and whether or not waived, would constitute a default with

respect to or permit the acceleration of the maturity of any such obligation, (iii) other than as permitted by this Agreement, any

Related Entity or Other Obligor is dissolved, ceases to exist,

participates or agrees to participate in any merger,

consolidation or other absorption, assigns or otherwise transfers or disposes of all or substantially all of his, her or its

assets, makes or permits what might be a fraudulent transfer or fraudulent conveyance of any of his, her or its assets, makes any bulk sale, sends any notice of any intended bulk sale, dies,

becomes incompetent or insolvent (however such insolvency is evidenced), generally fails to pay his, her or its debts as they become due, fails to pay, withhold or collect any tax as required by any Law, suspends or ceases his, her or its business or has served, filed or recorded against him, her or it or any of his,

her or its assets any judgment, order or award of any

Governmental Authority or arbitrator or any lien, (iv) any

Related Entity or Other Obligor has any receiver, trustee,

custodian or similar Person for him, her or it or any of his, her or its assets appointed (whether with or without his, her or its consent), makes any assignment for the benefit of creditors or commences or has commenced against him, her or it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of or the settlement of claims against him, her or it, (v) any representation or warranty made in this Agreement proves to have been incorrect or misleading in any material

respect as of the date of this Agreement or, except to the extent updated in a certificate executed by the President or a Vice

President of the Borrower and the chief financial officer of the

Borrower and received by the Bank before any time as of which such representation or warranty is deemed to have been made, as of such time, (vi) any representation or warranty heretofore or hereafter made, or any financial statement heretofore or

hereafter provided, to the Bank by or on behalf of any Related

Entity or Other Obligor proves, as of the date thereof, to have been incorrect or misleading in any material respect or before the execution and delivery to the Bank by the Borrower of this

Agreement there occurred and was not disclosed to the Bank any material adverse change in any information disclosed in any such representation or warranty heretofore so made or any financial statement heretofore so provided, (vii) there occurs or exists with respect to any Pension Plan any Prohibited Transaction,

Reportable Event or other event or condition that, in the opinion of the Bank, constitutes or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such

Pension Plan or the appointment of a trustee to administer such

Pension Plan, the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension

Plan or the appointment of a trustee to administer any Pension

Plan, any Person other than the Pension Benefit Guaranty Corpora tion institutes any proceeding under ERISA seeking the termina tion of any Pension Plan or the appointment of a trustee to

administer any Pension Plan that is, in the opinion of the Bank,

likely to result in the termination of such Pension Plan, any trustee is appointed by a United States District Court to admin ister any Pension Plan, any Pension Plan is terminated or there are vested unfunded liabilities under any Pension Plan that, in the opinion of the Bank, have or will or might have any Material

Adverse Effect or (viii) the Borrower ceases to own directly or indirectly at least 100% of the outstanding shares of each class of stock of Comptek Federal and PRB or ceases to own directly or indirectly at least 51% of the outstanding shares of each class of stock of each Related Entity other than Comptek Federal and

PRB.



          o.   Governmental Authority. "Governmental Authority"

means any government, political subdivision, court, agency,

central bank or other entity, body, organization or group

exercising any executive, legislative, judicial, fiscal,

monetary, regulatory or administrative function of government.



          p.   Hazardous Material.  "Hazardous Material" means

(i) any "hazardous substance" as such term is defined in 42

U.S.C. ? 9601(14), (ii) any "hazardous waste" as such term is defined in 42 U.S.C. ? 6903(5), (iii) any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance for purposes of any other Environmental Law

relating to or imposing any liability or standard of conduct with respect to any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance or (iv) any petroleum product used for fuel or lubrication.



          q.   Internal Revenue Code.  The "Internal Revenue

Code" means the Internal Revenue Code of 1986, as amended.



          r.   Law.  "Law" means any statute, ordinance,

regulation, rule, interpretation, decision, guideline or other requirement enacted or issued by any Governmental Authority,

whether or not having the force of law.



          s.   Libor Rate.  "Libor Rate" means, for any period,

as determined by the Bank from any broker, quoting service or commonly available source utilized by the Bank, the London

interbank offered rate for United States dollar deposits in the

London interbank eurodollar market at approximately 11:00 a.m.

London, England time (or as soon thereafter as practicable) on the date that is two Libor Rate Business Days before the first day of such period for deposits to be delivered on the first day of such period for a period equal to such period.



          t.   Libor Rate Business Day.  "Libor Rate Business

Day" means any day on which in both New York, New York and

London, England banks are open to conduct regular business.



          u.   Libor Rate Election.  "Libor Rate Election" means

any oral (including, but not limited to, telephonic), written or other (including, but not limited to, facsimile) election to have the interest charged for any period on a portion of the aggregate outstanding principal amounts of all Revolving Loans or a portion of the outstanding principal amount of Term Loan I or Term Loan

II determined by reference to the Libor Rate for such period.



          v.   Libor Rate Period.  "Libor Rate Period" means any

period for which interest is to be charged on any Libor Rate

Portion at a rate determined by reference to the Libor Rate for such period pursuant to a Libor Rate Election.



          w.   Libor Rate Period Commencement Date.  "Libor Rate

Period Commencement Date" means the date on which any Libor Rate

Period begins.



          x.   Libor Rate Portion.  "Libor Rate Portion" means

any portion of the aggregate outstanding principal amounts of all

Revolving Loans or any portion of the outstanding principal

amount of Term Loan I or Term Loan II on which interest is to be charged for any period at a rate determined by reference to the

Libor Rate for such period pursuant to a Libor Rate Election.



          y.   Loan.  "Loan" means any Revolving Loan, Term Loan

I or Term Loan II.



          z.   Loan Document.  "Loan Document" means (i) this

Agreement, as now existing or hereafter modified, (ii) any other agreement or instrument referred to in Section 5d of this

Agreement, as originally existing or thereafter modified, or

(iii) any replacement of any such other agreement or instrument,

as originally existing or thereafter modified.



          aa.  Material Adverse Effect.  "Material Adverse

Effect" means any material adverse effect on (i) the ability of the Borrower to repay when due any of the principal amount of any

Loan or to pay when due any interest payable pursuant to this

Agreement, any other amount payable by the Borrower to the Bank pursuant to this Agreement or any other indebtedness or other obligation of the Borrower to the Bank, whether now existing or hereafter arising or accruing, (ii) the ability of any Related

Entity to perform when due any obligation pursuant to any Loan

Document or (iii) any Related Entity or the business, operations,

assets, affairs or condition (financial or other) of any Related

Entity.



          bb.  Other Obligor.  "Other Obligor" means, other than

all Related Entities, any Person (i) who or that is now or

hereafter directly or indirectly liable, whether directly or indirectly or absolutely or contingently, for the payment of any indebtedness or other obligation of the Borrower to the Bank,

whether now existing or hereafter arising or accruing, or (ii)

any asset of whom or which now or hereafter directly or

indirectly secures the payment of any such indebtedness or other obligation.



          cc.  Pension Plan.  "Pension Plan" means (i) any

pension plan, as such term is defined in Section 3(2) of ERISA,

(A) that has heretofore been or is hereafter established or

maintained by any Related Entity or any other Person that is,

together with any Related Entity, a member of a controlled group of corporations for purposes of Section 414(b) of the Internal

Revenue Code or is under common control with any Related Entity for purposes of Section 414(c) of the Internal Revenue Code, (B)

to which contributions have heretofore been or are hereafter made by any Related Entity or any such other Person or (C) to which any Related Entity or any such other Person has heretofore agreed or hereafter agrees or otherwise has heretofore incurred or

hereafter incurs any obligation to make contributions or (ii) any trust heretofore or hereafter created under any such pension plan.



          dd.  Permitted Investment.  "Permitted Investment"

means (i) any investment by any Related Entity in (A) any readily marketable direct obligation of the United States maturing within one year after the date of its acquisition thereof, (B) any time deposit maturing within one year after the date of its

acquisition thereof and issued by any banking institution that is incorporated under any statute of the United States or any state of the United States and has a combined capital and surplus of not less than $500,000,000, (C) any demand or savings deposit with any such banking institution, (D) any security of any

Subsidiary if such security is owned by it on the date of this

Agreement or (E) any security fully and accurately described under the heading "Permitted Investments" in Exhibit A attached to and made a part of this Agreement, (ii) any investment made by any Related Entity through the Bank or any affiliate of the Bank or (iii) any other investment by any Related Entity provided that the total of all such other investments does not at any time exceed $500,000 in the aggregate for all Related Entities.



          ee.  Permitted Lien.  "Permitted Lien" means (i) any

lease of any asset by any Related Entity as a lessor in the

ordinary course of its business and without interference with the conduct of its business or operations, (ii) any pledge or deposit made by any Related Entity in the ordinary course of its business

(A) in connection with any workers' compensation, unemployment insurance, social security or similar Law or (B) to secure the payment of any indebtedness or other obligation in connection with any letter of credit, bid, tender, trade or government

contract, lease, surety, appeal or performance bond or Law, or any similar indebtedness or other obligation, not incurred in connection with the borrowing of any money or the deferral of the payment of the purchase price or capital lease of any asset,

(iii) any attachment, levy or similar lien with respect to any

Related Entity arising in connection with any action or other legal proceeding so long as (A) the validity of the claim or judgment secured thereby is being contested in good faith by appropriate proceedings promptly instituted and diligently

conducted, (B) adequate reserves have been appropriately estab lished for such claim or judgment, (C) the execution or other enforcement of such attachment, levy or similar lien is effec tively stayed and (D) neither such claim or judgment nor such attachment, levy or similar lien has any Material Adverse Effect,

(iv) any statutory lien in favor of the United States for any amount paid to any Related Entity as a progress payment pursuant to any government contract, (v) any statutory lien securing the payment of any tax, assessment, fee, charge, fine or penalty imposed by any government or political subdivision upon any

Related Entity or any of the assets, income and franchises of any

Related Entity but not yet required by Section 7i of this

Agreement to be paid, (vi) any statutory lien securing the

payment of any claim or demand of any materialman, mechanic,

carrier, warehouseman, garageman or landlord against any Related

Entity but not yet required by such Section 7i to be paid, (vii)

any reservation, exception, encroachment, easement, right-of-way,

covenant, condition, restriction, lease or similar title excep tion or encumbrance affecting the title to any real property of any Related Entity but not interfering with the conduct of its business or operations, (viii) any security interest, mortgage or other lien or encumbrance in favor of the Bank, (ix) any other security interest, mortgage or other lien provided that the total of the indebtedness and other obligations the payment of which is secured by all such other security interests, mortgages and other liens does not at any time exceed $500,000 in the aggregate for all Related Entities or (x) any security interest, mortgage or other lien or encumbrance existing on the date of this Agreement and fully and accurately described under the heading "Permitted

Liens" in Exhibit A attached to and made a part of this

Agreement.



          ff.  Permitted Loan.  "Permitted Loan" means (i) any

loan, advance or other extension of credit made by any Related

Entity to the Borrower or by any Related Entity to any other

Related Entity that (A) is a guarantor, without any limitation as to amount, of the payment of all indebtedness and other

obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing, pursuant to a guaranty agreement in form and substance satisfactory to the Bank and (B) has

granted to the Bank pursuant to a security agreement in form and substance satisfactory to the Bank as security for the payment,

without any limitation as to amount, of all such indebtedness and other obligations a security interest in all of its personal property and fixtures that has been perfected and is subject to no security interest, mortgage or other lien or encumbrance other than Permitted Liens, (ii) any deferral of the purchase price of any inventory or service sold by any Related Entity in the

ordinary course of its business, (iii) any advance made by any

Related Entity in the ordinary course of its business to any of its officers and employees for out-of-pocket expenses incurred by such officer or employee on its behalf in the conduct of its business or operations, (iv) any loan, advance or other extension of credit that is made by any Related Entity in the ordinary course of its business to any Person other than any of its

officers and employees and is related to the conduct of its

business or operations, (v) any other loan, advance or other extension of credit made by any Related Entity provided that the aggregate outstanding principal amounts of all such other loans,

advances and other extensions of credit do not at any time exceed

$500,000 for all Related Entities or (iv) any loan, advance or other extension of credit fully and accurately described under the heading "Permitted Loans" in Exhibit A attached to and made a part of this Agreement.



          gg.  Person.  "Person" means (i) any individual,

corporation, partnership, limited liability company, joint

venture, trust or unincorporated association, (ii) any

Governmental Authority or (iii) any other entity, body,

organization or group.



          hh.  Post-Acquisition Subsidiaries.  "Post-Acquisition

Subsidiaries" means collectively (i) Comptek Federal, (ii) PRB,

(iii) Comptek Research International Corp., a New York business corporation, (iv) Comptek Research, Ltd., a Virgin Islands

business corporation, (v) SimWright, Inc., a Florida business corporation, and (vi) DeVoe and Matthews, L.C., a Florida limited liability company.



          ii.  Potential Event of Default.  "Potential Event of

Default" means any event or condition that, after notice, lapse of time or both notice and lapse of time, would constitute an

Event of Default.



          jj.  PRB.  "PRB" means PRB Associates, Inc., a Maryland

business corporation.



          kk.  Prohibited Transaction.  "Prohibited Transaction"

(i) has the meaning given to such term in Section 4975(c) of the

Internal Revenue Code and (ii) means any transaction prohibited by Section 406(a) of ERISA.



          ll.  Related Entity.  "Related Entity" means the

Borrower, any of the Post-Acquisition Subsidiaries or any

Subsidiary.



          mm.  Release.  "Release" means any "release" as such

term is defined in 42 U.S.C. ? 9601(22).



          nn.  Reportable Event.  "Reportable Event" has the

meaning given to such term in Section 4043(b) of ERISA.



          oo.  Revolving Loan.  "Revolving Loan" means any loan

by the Bank to the Borrower pursuant to Section 2a of this

Agreement.



          pp.  Revolving Loan Maturity Date.  The "Revolving Loan

Maturity Date" means (i) March 31, 2001 or (ii) any subsequent

March 31 to which the date on which the Borrower is required to repay the aggregate outstanding principal amounts of all

Revolving Loans is extended by the Bank pursuant to Section 2j of this Agreement.



          qq.  Subsidiary.  "Subsidiary" means any Person of

which the Borrower now or hereafter has beneficial ownership,

whether direct or indirect, of (i) 50% or more of the outstanding shares of any class of stock ordinarily having the power to vote for the election of directors of such Person or 50% or more of any class of other ownership interest ordinarily having the power to vote for the election of, appoint or otherwise designate

Persons having functions with respect to such Person similar to those of directors of a corporation or the power to direct or cause the direction of the management and policies of such Person or (ii) such lower percentage of the outstanding shares of any class of such stock or any class of such other ownership interest as is sufficient to render such Person a subsidiary of the

Borrower for purposes of generally accepted accounting principles as in effect at the time of determination of the status of such

Person for purposes of this sentence.



          rr.  System.  "System" means, with respect to any

Person, any hardware (including, but not limited to, embedded),

software, firmware or other computer system, equipment or

application that (i) is now or hereafter owned, leased or used by or supplied to such Person or with which any such hardware

(including, but not limited to, embedded), software, firmware or other computer system, equipment or application now or hereafter exchanges data, (ii) now or hereafter receives, transmits,

retransmits, processes, manipulates, stores, retrieves or

otherwise uses data and (iii) is now or hereafter material to the conduct of the business or operations of such Person.



          ss.  Term Loan I.  "Term Loan I" means the loan by the

Bank to the Borrower pursuant to Section 3a of this Agreement.



          tt.  Term Loan II.  "Term Loan II" means the loan by

the Bank to the Borrower pursuant to Section 4a of this

Agreement.



          uu.  Year 2000 Compliant.  "Year 2000 Compliant" means,

with respect to any System of any Person, that such System is able to accurately accommodate information as to dates after

December 31, 1999 and to accurately process data from, into and between the twentieth and twenty-first centuries (including, but not limited to, data relating to leap years).



          2.   REVOLVING LOANS.



          a.   Making and Obtaining Revolving Loans.  Upon and

subject to each term and condition of this Agreement, at any time and from time to time during the period beginning on the date of this Agreement and ending on the day before the Revolving Loan

Maturity Date, the Borrower may obtain Revolving Loans from the

Bank, and the Bank shall make Revolving Loans to the Borrower.

The principal amount of each Revolving Loan shall be an integral multiple of $10,000, and the Borrower shall not at any time

permit the aggregate outstanding principal amounts of all Revolv ing Loans to exceed $12,000,000 minus the total of (i) the

aggregate face amounts of all letters of credit issued for the account of any Related Entity by the Bank and outstanding at such time and (ii) the aggregate amounts of all draws under any letter of credit issued for the account of any Related Entity by the

Bank for which the Bank has not been reimbursed at such time.

The Bank may treat as made by the Borrower and rely upon, and the

Borrower shall be bound by, any oral (including, but not limited to, telephonic), written or other (including, but not limited to,

facsimile) request for a Revolving Loan that the Bank believes in good faith to be valid and to have been made in the name or on behalf of the Borrower by any officer of the Borrower, and the

Bank shall not incur any liability to the Borrower or any other

Person as a direct or indirect result of honoring such request and making such Revolving Loan.  Each request for a Revolving

Loan (i) shall state (A) the amount requested as the principal amount of such Revolving Loan and (B) the business day of the

Bank on which such Revolving Loan is requested to be made and

(ii) shall be irrevocable.  Any request for a Revolving Loan may be combined with a Libor Rate Election relating to such Revolving

Loan.  Any request for a Revolving Loan need not be honored by the Bank unless such request is received by the Bank (i) at least three but not more than five Libor Rate Business Days before the date such Revolving Loan is requested to be made if such request is combined with a Libor Rate Election relating to such Revolving

Loan or (ii) by 10:00 a.m. eastern United States time on the date such Revolving Loan is requested to be made if such request is not combined with a Libor Rate Election relating to such

Revolving Loan.



          b.   Revolving Loan Note.  The Bank shall set forth on

the schedule  attached to and made a part of the Revolving Loan

Note referred to in clause (i) of Section 5d of this Agreement or any similar schedule or loan account (including, but not limited to, any similar schedule or loan account maintained in

computerized records) annotations evidencing (i) the date and principal amount of each Revolving Loan, (ii) the date and amount of each payment applied to the outstanding principal amount of such Revolving Loan Note, (iii) such outstanding principal amount after each Revolving Loan and each such payment, (iv) each Libor

Rate Portion for Revolving Loans, (v) each Libor Rate Period,

Libor Rate Period Commencement Date, Libor Rate and rate of

interest for each Libor Rate Portion for Revolving Loans and (vi)

the date and amount of each payment applied to any Libor Rate

Portion for Revolving Loans.  Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the

Borrower.  No failure of the Bank to make and no error by the

Bank in making any annotation on such attached schedule or any such similar schedule or loan account shall affect the obligation of the Borrower to repay the principal amount of each Revolving

Loan, the obligation of the Borrower to pay interest on the

outstanding principal amount of each Revolving Loan or any other obligation of the Borrower to the Bank pursuant to this

Agreement.



          c.   Repayment.  The Borrower shall repay the aggregate

outstanding principal amounts of all Revolving Loans to the Bank on the Revolving Loan Maturity Date, when the Borrower shall pay to the Bank all interest payable pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with any Revolving Loan and

remaining unpaid.



          d.   Optional Repayment in Advance.  Except during any

Libor Rate Period for any Libor Rate Portion for Revolving Loans,

the Borrower shall have the option of repaying the outstanding principal amount of any Revolving Loan to the Bank in advance in full or part at any time and from time to time without any

premium or penalty.



          e.   Interest.  From and including the date the first

Revolving Loan is made to but not including the date the

aggregate outstanding principal amounts of all Revolving Loans are repaid in full, the Borrower shall pay to the Bank interest,

calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such

aggregate outstanding principal amounts at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such aggregate outstanding

principal amounts be (A) except for any Libor Rate Portion for

Revolving Loans if such a day falls in any Libor Rate Period for such Libor Rate Portion, the rate per year, expressed as a

percentage, that is the rate in effect such day as the Bank's

Prime Rate or (B) for any Libor Rate Portion for Revolving Loans

if such day falls in any Libor Rate Period for such Libor Rate

Portion, the rate per year, expressed as a percentage, that is the total of (I) 1 1/2% and (II) the rate obtained by dividing

(1) the Libor Rate for such Libor Rate Period by (2) expressed as a decimal, the difference between 100% and the maximum percentage of reserve requirement (including, but not limited to, any

emergency, supplemental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for the Bank with respect to eurocurrency liabilities and (ii) on each day

subsequent to the last day described in clause (i) of this

sentence be the total of (A) 3% and (B) the rate per year,

expressed as a percentage, that is the rate in effect such

subsequent day as the Bank's Prime Rate; provided, however, that

(1) such interest shall not be charged as provided in clause

(i)(B) of this sentence, and shall be charged as provided in clause (i)(A) of this sentence, with respect to any Libor Rate

Portion for Revolving Loans during any Libor Rate Period for such

Libor Rate Portion if before such Libor Rate Period begins (a)

any Governmental Authority asserts that it is unlawful, or the

Bank determines that it is unlawful, for the Bank to charge

interest with respect to such Libor Rate Portion during such

Libor Rate Period at a rate determined by reference to a Libor

Rate, (b) the Bank determines that sufficient United States

dollar deposits are not available for such Libor Rate Period to the Bank or any participant in such Libor Rate Portion to the extent of its interest in such Libor Rate Portion or (c) the Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable, (2) such interest shall cease to be charged as provided in such clause

(i)(B), and shall begin to be charged as provided in such clause

(i)(A), with respect to any Libor Rate Portion for Revolving

Loans during any Libor Rate Period for such Libor Rate Portion if any Governmental Authority asserts that it is unlawful, or the

Bank determines that it is unlawful, for the Bank to continue to charge interest with respect to such Libor Rate Portion during such Libor Rate Period at a rate determined by reference to a

Libor Rate, (3) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (4) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if

received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate.  Except as otherwise provided in Section 2c of this Agreement, (i) a payment of such interest shall become due on the first day of each

calendar month, beginning on the first day of the first calendar month after the calendar month in which the first Revolving Loan is made, except for any of such interest payable with respect to any Libor Rate Portion for Revolving Loans for any Libor Rate

Period, and (ii) all of such interest payable with respect to any

Libor Rate Portion for Revolving Loans for any Libor Rate Period

shall become due on the day after the last day in such Libor Rate

Period.



          f.   Late Charge.  If any of the principal amount of

any Revolving Loan is not repaid, or any interest payable

pursuant to this Agreement in connection with any Revolving Loan is not paid, within ten days after the date it becomes due,

whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand made by the Bank a late charge of the greater of (i) 5% thereof or (ii) $50.



          g.   Non-Usage Fee.  For each period (i) beginning on

the date of this Agreement and ending on the last day of the calendar quarter containing such date, (ii) consisting of a

calendar quarter beginning after the calendar quarter containing the date of this Agreement and ending before the calendar quarter containing the day before the Revolving Loan Maturity Date or

(iii) beginning on the first day of the calendar quarter

containing the day before the Revolving Loan Maturity Date and ending on such day, the Borrower shall pay to the Bank on demand made by the Bank a non-usage fee equal to the product obtained by multiplying (A) the difference between $12,000,000 and the daily average during such period of the aggregate outstanding principal amounts of all Revolving Loans first by (B) 1/4% and then by (C)

the fraction obtained by dividing the number of days in such period by 360; provided, however, that (I) in no event shall there be payable any such non-usage fee that would result in interest being payable on the outstanding principal amount of any

Revolving Loan at a rate in excess of the maximum rate permitted by applicable law and (II) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the

Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate.



          h.   General Provisions as to Repayment and Payment.

Repayment of the principal amount of each Revolving Loan, payment of all interest payable pursuant to this Agreement in connection with any Revolving Loan and payment of all other amounts payable by the Borrower to the Bank pursuant to this Agreement in

connection with any Revolving Loan shall be made in lawful money of the United States and immediately available funds at the

banking office of the Bank located at One Fountain Plaza,

Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the Bank.  Such repayment or payment shall be made without any setoff or counterclaim and free and clear of and without any deduction or withholding for any tax, assessment,

fee, charge, fine or penalty imposed by any Governmental

Authority; provided, however, that, if such deduction or

withholding is required by any Law, (i) such repayment or payment shall include such additional amount as necessary to result in the net amount of such repayment or payment after such deduction or withholding not being less than the amount of such repayment or payment without such deduction or withholding, (ii) the

Borrower shall make such deduction or withholding and (iii) the

Borrower shall pay the amount of such deduction or withholding as required by such Law.  No such repayment or payment shall be deemed to have been received by the Bank until received by the

Bank at the office of the Bank determined in accordance with the second preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 p.m. eastern

United States time on any day shall be deemed to have been

received by the Bank at the time such office opens for business on the next business day of the Bank.  If the time by which any of the principal amount of any Revolving Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2e of this Agreement.



          i.   Libor Rate Election.  At any time and from time to

time, the Borrower may irrevocably make a Libor Rate Election relating to Revolving Loans that specifies (i) the Libor Rate

Business Day that is to be the Libor Rate Period Commencement

Date for the Libor Rate Period elected pursuant to such Libor

Rate Election, (ii) whether a one-month, two-month, three-month or six-month option is elected as to the length of such Libor

Rate Period and (iii) expressed as a dollar amount, (A) any

portion of the principal amount of any Revolving Loan requested to be made on such Libor Rate Period Commencement Date to which such Libor Rate Election relates and (B) any portion of the

aggregate outstanding principal amounts of all Revolving Loans made or requested to be made prior to such Libor Rate Period

Commencement Date to which such Libor Rate Election relates;

provided, however, that (I) such Libor Rate Period may not extend beyond the Revolving Loan Maturity Date, (II) such Libor Rate

Election may not change any election made pursuant to any prior

Libor Rate Election and (III) such Libor Rate Election need not be honored by the Bank if (1) such Libor Rate Election is

received by the Bank more than five or less than three Libor Rate

Business Days before such Libor Rate Period Commencement Date,

(2) any Event of Default occurs or exists before or on such Libor

Rate Period Commencement Date or (3) the total of the dollar amounts specified in clause (iii) of this sentence is not at least $100,000.  Each Libor Rate Period shall end on the day before the numerically corresponding day (or, if there is no numerically corresponding day, the last day) of the calendar month that is the number of months (one month, two months, three months or six months) corresponding to the option elected

pursuant to such Libor Rate Election, except that, if such

numerically corresponding day (or such last day) is not a Libor

Rate Business Day, such Libor Rate Period shall end on the day before the first Libor Rate Business Day following such

numerically corresponding day (or such last day) unless such first Libor Rate Business Day does not fall in the same calendar month as such numerically corresponding day (or such last day),

in which case such Libor Rate Period shall end on the day before the Libor Rate Business Day immediately preceding such

numerically corresponding day (or such last day).  The Bank may treat as made by the Borrower and rely upon, and the Borrower shall be bound by, any Libor Rate Election relating to any

Revolving Loan that the Bank believes in good faith to be valid and to have been made in the name or on behalf of the Borrower by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of honoring such Libor Rate Election.



          j.   Extension of Revolving Loan Maturity Date.  At

least 30 but not more than 90 days before the Revolving Loan

Maturity Date, the Borrower may request that the Revolving Loan

Maturity Date be extended for one year by executing and

delivering to the Bank an extension request in the form of

Exhibit B attached to and made a part of this Agreement.  If prior to the Revolving Loan Maturity Date the Bank executes and delivers to the Borrower such extension request, the Revolving

Loan Maturity Date shall automatically be extended to the date specified in such extension request.  If the Bank does not so execute and deliver such extension request, the Revolving Loan

Maturity Date shall remain the same.



          3.   TERM LOAN I.



          a.   Making and Obtaining Term Loan I.  Upon and

subject to each term and condition of this Agreement, the

Borrower shall obtain Term Loan I from the Bank, and the Bank shall make Term Loan I to the Borrower.  The principal amount of

Term Loan I shall be $15,000,000.



          b.   Termination of Obligation.  Any obligation of the

Bank to make Term Loan I shall terminate no later than May 31,

1998.



          c.   Term Loan I Note.  The Bank shall set forth on the

schedule attached to and made a part of the Term Loan I Note referred to in clause (ii) of Section 5d of this Agreement or any similar schedule or loan account (including, but not limited to,

any similar schedule or loan account maintained in computerized records) annotations evidencing (i) each Libor Rate Portion for

Term Loan I, (ii) each Libor Rate Period, Libor Rate Period

Commencement Date, Libor Rate and rate of interest for each Libor

Rate Portion for Term Loan I and (iii) the date and amount of each payment applied to any Libor Rate Portion for Term Loan I.

Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the Borrower.  No failure of the Bank to make and no error by the Bank in making any annotation on such attached schedule or any such similar schedule or loan account shall affect the obligation of the Borrower to repay the

principal amount of Term Loan I, the obligation of the Borrower to pay interest on the outstanding principal amount of Term Loan

I or any other obligation of the Borrower to the Bank pursuant to this Agreement.



          d.   Repayment.  The Borrower shall repay the principal

amount of Term Loan I to the Bank in 84 installments, with the first of such installments to become due on the first day of the first calendar month after the calendar month in which Term Loan

I is made and one of such installments to become due on the first day of each succeeding calendar month through the first day of the eighty-fourth calendar month after the calendar month in which Term Loan I is made, when the Borrower shall repay the outstanding principal amount of Term Loan I to the Bank and pay to the Bank all interest payable pursuant to this Agreement in connection with Term Loan I and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this

Agreement in connection with Term Loan I and remaining unpaid.

Each of the first 83 of such installments shall be $125,000, and the last of such installments shall be $4,625,000.



          e.   Optional Repayment in Advance.  Except during any

Libor Rate Period for any Libor Rate Portion for Term Loan I, the

Borrower shall have the option of repaying the outstanding

principal amount of Term Loan I to the Bank in advance in full or part at any time and from time to time; provided, however, that

(i) the amount of any such repayment in part shall be an integral multiple of $10,000 and (ii) upon making any such repayment in full the Borrower shall pay to the Bank all interest payable pursuant to this Agreement in connection with Term Loan I and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with Term Loan

I and remaining unpaid.  Each such repayment in part shall be applied to the installments of the principal amount of Term Loan

I in the inverse order of such installments becoming due.



          f.   Interest.  From and including the date Term Loan I

is made to but not including the date the outstanding principal amount of Term Loan I is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as

applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity,

whether by acceleration or otherwise, of such outstanding

principal amount be (A) except for any Libor Rate Portion for

Term Loan I if such a day falls in any Libor Rate Period for such

Libor Rate Portion, the rate per year, expressed as a percentage,

that is the rate in effect such day as the Bank's Prime Rate or

(B) for any Libor Rate Portion for Term Loan I if such day falls in any Libor Rate Period for such Libor Rate Portion, the rate per year, expressed as a percentage, that is the total of (I)

1 3/4% and (II) the rate obtained by dividing (1) the Libor Rate for such Libor Rate Period by (2) expressed as a decimal, the difference between 100% and the maximum percentage of reserve requirement (including, but not limited to, any emergency,

supplemental or other marginal percentage of reserve requirement)

for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for the Bank with respect to

eurocurrency liabilities and (ii) on each day subsequent to the last day described in clause (i) of this sentence be the total of

(A) 3% and (B) the rate per year, expressed as a percentage, that is the rate in effect such subsequent day as the Bank's Prime

Rate; provided, however, that (1) such interest shall not be charged as provided in clause (i)(B) of this sentence, and shall be charged as provided in clause (i)(A) of this sentence, with respect to any Libor Rate Portion for Term Loan I during any

Libor Rate Period for such Libor Rate Portion if before such

Libor Rate Period begins (a) any Governmental Authority asserts that it is unlawful, or the Bank determines that it is unlawful,

for the Bank to charge interest with respect to such Libor Rate

Portion during such Libor Rate Period at a rate determined by reference to a Libor Rate, (b) the Bank determines that

sufficient United States dollar deposits are not available for such Libor Rate Period to the Bank or any participant in such

Libor Rate Portion to the extent of its interest in such Libor

Rate Portion or (c) the Bank determines that information

necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable, (2) such interest shall cease to be charged as provided in such clause (i)(B), and shall begin to be charged as provided in such clause (i)(A), with respect to any

Libor Rate Portion for Term Loan I during any Libor Rate Period for such Libor Rate Portion if any Governmental Authority asserts that it is unlawful, or the Bank determines that it is unlawful,

for the Bank to continue to charge interest with respect to such

Libor Rate Portion during such Libor Rate Period at a rate

determined by reference to a Libor Rate, (3) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (4) solely to the extent

necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and

automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in

excess of such maximum rate.  Except as otherwise provided in

Section 3d or 3e of this Agreement, (i) a payment of such

interest shall become due on the first day of each calendar

month, beginning on the first day of the first calendar month after the calendar month in which Term Loan I is made, except for any of such interest payable with respect to any Libor Rate

Portion for Term Loan I for any Libor Rate Period, and (ii) all

of such interest payable with respect to any Libor Rate Portion for Term Loan I for any Libor Rate Period shall become due on the day after the last day in such Libor Rate Period.



          g.   Commitment Fee.  Upon the execution and delivery

to the Bank of this Agreement by the Borrower, the Borrower shall pay to the Bank in connection with Term Loan I a commitment fee of $75,000.



          h.   Late Charge.  If any of the principal amount of

Term Loan I is not repaid, or any interest payable pursuant to this Agreement in connection with Term Loan I is not paid, within ten days after the date it becomes due, whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand made by the Bank a late charge of the greater of (i) 5% thereof or

(ii) $50.



          i.   General Provisions as to Repayment and Payment.

Repayment of the principal amount of Term Loan I, payment of all interest payable pursuant to this Agreement in connection with

Term Loan I and payment of all other amounts payable by the

Borrower to the Bank pursuant to this Agreement in connection with Term Loan I shall be made in lawful money of the United

States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the

Bank.  Such repayment or payment shall be made without any setoff or counterclaim and free and clear of and without any deduction or withholding for any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority; provided, however,

that, if such deduction or withholding is required by any Law,

(i) such repayment or payment shall include such additional

amount as is necessary to result in the net amount of such

repayment or payment after such deduction or withholding not being less than the amount of such repayment or payment without such deduction or withholding, (ii) the Borrower shall make such deduction or withholding and (iii) the Borrower shall pay the amount of such deduction or withholding as required by such Law.

No such repayment or payment shall be deemed to have been

received by the Bank until received by the Bank at the office of the Bank determined in accordance with the second preceding

sentence, and any such repayment or payment received by the Bank at such office after 2:00 p.m. eastern United States time on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the

Bank.  If the time by which any of the principal amount of Term

Loan I is to be repaid is extended by operation of law or

otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in

Section 3f of this Agreement.



          j.   Libor Rate Election.  At any time and from time to

time, the Borrower may irrevocably make a Libor Rate Election relating to Term Loan I that specifies (i) the Libor Rate

Business Day that is to be the Libor Rate Period Commencement

Date for the Libor Rate Period elected pursuant to such Libor

Rate Election, (ii) whether a one-month, two-month, three-month or six-month option is elected as to the length of such Libor

Rate Period and (iii) expressed as a dollar amount, the portion of the outstanding principal amount of Term Loan I to which such

Libor Rate Election relates; provided, however, that (I) such

Libor Rate Period may not extend beyond the date the last

installment of the principal amount of Term Loan I is scheduled to become due, (II) such Libor Rate Election may not change any election made pursuant to any prior Libor Rate Election and

(III) such Libor Rate Election need not be honored by the Bank if

(1) such Libor Rate Election is received by the Bank more than five or less than three Libor Rate Business Days before such

Libor Rate Period Commencement Date, (2) any Event of Default

occurs or exists before or on such Libor Rate Period Commencement

Date or (3) the dollar amount specified in clause (iii) of this sentence is not at least $100,000.  Each Libor Rate Period shall end on the day before the numerically corresponding day (or, if there is no numerically corresponding day, the last day) of the calendar month that is the number of months (one month, two

months, three months or six months) corresponding to the option elected pursuant to such Libor Rate Election, except that, if such numerically corresponding day (or such last day) is not a

Libor Rate Business Day, such Libor Rate Period shall end on the day before the first Libor Rate Business Day following such

numerically corresponding day (or such last day) unless such first Libor Rate Business Day does not fall in the same calendar month as such numerically corresponding day (or such last day),

in which case such Libor Rate Period shall end on the day before the Libor Rate Business Day immediately preceding such

numerically corresponding day (or such last day).  The Bank may treat as made by the Borrower and rely upon, and the Borrower shall be bound by, any Libor Rate Election relating to Term

Loan I that the Bank believes in good faith to be valid and to have been made in the name or on behalf of the Borrower by any officer of the Borrower, and the Bank shall not incur any

liability to the Borrower or any other Person as a direct or indirect result of honoring such Libor Rate Election.



          4.   TERM LOAN II.



          a.   Making and Obtaining Term Loan II.  Upon and

subject to each term and condition of this Agreement, on the

Revolving Loan Maturity Date, the Bank shall make Term Loan II to the Borrower, and the Borrower shall obtain Term Loan II from the

Bank.  The principal amount of Term Loan II shall be equal to the lesser of (i) the aggregate outstanding principal amounts of all

Revolving Loans or (ii) $12,000,000.



          b.   Term Loan II Note.  The Bank shall set forth on

the schedule attached to and made a part of the Term Loan II Note referred to in clause (iii) of Section 5d of this Agreement or any similar schedule or loan account (including, but not limited to, any similar schedule or loan account maintained in

computerized records) annotations evidencing (i) each Libor Rate

Portion for Term Loan II, (ii) each Libor Rate Period, Libor Rate

Period Commencement Date, Libor Rate and rate of interest for each Libor Rate Portion for Term Loan II and (iii) the date and amount of each payment applied to any Libor Rate Portion for Term

Loan II.  Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the Borrower.  No failure of the Bank to make and no error by the Bank in making any

annotation on such attached schedule or any such similar schedule or loan account shall affect the obligation of the Borrower to repay the principal amount of Term Loan II, the obligation of the

Borrower to pay interest on the outstanding principal amount of

Term Loan II or any other obligation of the Borrower to the Bank pursuant to this Agreement.



          c.   Repayment.  The Borrower shall repay the principal

amount of Term Loan II to the Bank in 48 installments, with the first of such installments to become due on the first day of the first calendar month after the calendar month in which Term Loan

II is made and one of such installments to become due on the first day of each succeeding calendar month through the first day of the forty-eighth calendar month after the calendar month in which Term Loan II is made, when the Borrower shall repay the outstanding principal amount of Term Loan II to the Bank and pay to the Bank all interest payable pursuant to this Agreement in connection with Term Loan II and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this

Agreement in connection with Term Loan II and remaining unpaid.

Such installments shall either be equal in amount or consist of installments equal in amount followed by one installment as

nearly equal in amount to the others as possible.



          d.   Optional Repayment in Advance.  Except during any

Libor Rate Period for any Libor Rate Portion for Term Loan II,

the Borrower shall have the option of repaying the outstanding principal amount of Term Loan II to the Bank in advance in full or part at any time and from time to time; provided, however,

that (i) the amount of any such repayment in part shall be an integral multiple of $10,000 and (ii) upon making any such

repayment in full the Borrower shall pay to the Bank all interest payable pursuant to this Agreement in connection with Term Loan

II and remaining unpaid and all other amounts payable by the

Borrower to the Bank pursuant to this Agreement in connection with Term Loan II and remaining unpaid.  Each such repayment in part shall be applied to the installments of the principal amount of Term Loan II in the inverse order of such installments

becoming due.



          e.   Interest.  From and including the date Term Loan

II is made to but not including the date the outstanding

principal amount of Term Loan II is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-

day year for the actual number of days of each year (365 or 366,

as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the

maturity, whether by acceleration or otherwise, of such

outstanding principal amount be (A) except for any Libor Rate

Portion for Term Loan II if such a day falls in any Libor Rate

Period for such Libor Rate Portion, the rate per year, expressed as a percentage, that is the rate in effect such day as the

Bank's Prime Rate or (B) for any Libor Rate Portion for Term Loan

II if such day falls in any Libor Rate Period for such Libor Rate

Portion, the rate per year, expressed as a percentage, that is the total of (I) 1 3/4% and (II) the rate obtained by dividing

(1) the Libor Rate for such Libor Rate Period by (2) expressed as a decimal, the difference between 100% and the maximum percentage of reserve requirement (including, but not limited to, any

emergency, supplemental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for the Bank with respect to eurocurrency liabilities and (ii) on each day

subsequent to the last day described in clause (i) of this

sentence be the total of (A) 3% and (B) the rate per year,

expressed as a percentage, that is the rate in effect such

subsequent day as the Bank's Prime Rate; provided, however, that

(1) such interest shall not be charged as provided in clause

(i)(B) of this sentence, and shall be charged as provided in clause (i)(A) of this sentence, with respect to any Libor Rate

Portion for Term Loan II during any Libor Rate Period for such

Libor Rate Portion if before such Libor Rate Period begins (a)

any Governmental Authority asserts that it is unlawful, or the

Bank determines that it is unlawful, for the Bank to charge

interest with respect to such Libor Rate Portion during such

Libor Rate Period at a rate determined by reference to a Libor

Rate, (b) the Bank determines that sufficient United States

dollar deposits are not available for such Libor Rate Period to the Bank or any participant in such Libor Rate Portion to the extent of its interest in such Libor Rate Portion or (c) the Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable, (2) such interest shall cease to be charged as provided in such clause

(i)(B), and shall begin to be charged as provided in such clause

(i)(A), with respect to any Libor Rate Portion for Term Loan II during any Libor Rate Period for such Libor Rate Portion if any

Governmental Authority asserts that it is unlawful, or the Bank determines that it is unlawful, for the Bank to continue to

charge interest with respect to such Libor Rate Portion during such Libor Rate Period at a rate determined by reference to a

Libor Rate, (3) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (4) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if

received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate.  Except as otherwise provided in Section 4c or 4d of this Agreement, (i) a payment of such interest shall become due on the first day of each calendar month, beginning on the first day of the first calendar month after the calendar month in which Term Loan II is made, except for any of such interest payable with respect to any

Libor Rate Portion for Term Loan II for any Libor Rate Period,

and (ii) all of such interest payable with respect to any Libor

Rate Portion for Term Loan II for any Libor Rate Period shall become due on the day after the last day in such Libor Rate

Period.



          f.   Late Charge.  If any of the principal amount of

Term Loan II is not repaid, or any interest payable pursuant to this Agreement in connection with Term Loan II is not paid,

within ten days after the date it becomes due, whether by

acceleration or otherwise, the Borrower shall pay to the Bank on demand made by the Bank a late charge of the greater of (i) 5%

thereof or (ii) $50.



          g.   General Provisions as to Repayment and Payment.

Repayment of the principal amount of Term Loan II, payment of all interest payable pursuant to this Agreement in connection with

Term Loan II and payment of all other amounts payable by the

Borrower to the Bank pursuant to this Agreement in connection with Term Loan II shall be made in lawful money of the United

States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the

Bank.  Such repayment or payment shall be made without any setoff or counterclaim and free and clear of and without any deduction or withholding for any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority; provided, however,

that, if such deduction or withholding is required by any Law,

(i) such repayment or payment shall include such additional

amount as is necessary to result in the net amount of such

repayment or payment after such deduction or withholding not being less than the amount of such repayment or payment without such deduction or withholding, (ii) the Borrower shall make such deduction or withholding and (iii) the Borrower shall pay the amount of such deduction or withholding as required by such Law.

No such repayment or payment shall be deemed to have been

received by the Bank until received by the Bank at the office of the Bank determined in accordance with the second preceding

sentence, and any such repayment or payment received by the Bank at such office after 2:00 p.m. eastern United States time on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the

Bank.  If the time by which any of the principal amount of Term

Loan II is to be repaid is extended by operation of law or

otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in

Section 4e of this Agreement.



          h.   Libor Rate Election.  At any time and from time to

time, the Borrower may irrevocably make a Libor Rate Election relating to Term Loan II that specifies (i) the Libor Rate

Business Day that is to be the Libor Rate Period Commencement

Date for the Libor Rate Period elected pursuant to such Libor

Rate Election, (ii) whether a one-month, two-month, three-month or six-month option is elected as to the length of such Libor

Rate Period and (iii) expressed as a dollar amount, the portion of the outstanding principal amount of Term Loan II to which such

Libor Rate Election relates; provided, however, that (I) such

Libor Rate Period may not extend beyond the date the last

installment of the principal amount of Term Loan II is scheduled to become due, (II) such Libor Rate Election may not change any election made pursuant to any prior Libor Rate Election and

(III) such Libor Rate Election need not be honored by the Bank if

(1) such Libor Rate Election is received by the Bank more than five or less than three Libor Rate Business Days before such

Libor Rate Period Commencement Date, (2) any Event of Default

occurs or exists before or on such Libor Rate Period Commencement

Date or (3) the dollar amount specified in clause (iii) of this sentence is not at least $100,000.  Each Libor Rate Period shall end on the day before the numerically corresponding day (or, if there is no numerically corresponding day, the last day) of the calendar month that is the number of months (one month, two

months, three months or six months) corresponding to the option elected pursuant to such Libor Rate Election, except that, if such numerically corresponding day (or such last day) is not a

Libor Rate Business Day, such Libor Rate Period shall end on the day before the first Libor Rate Business Day following such

numerically corresponding day (or such last day) unless such first Libor Rate Business Day does not fall in the same calendar month as such numerically corresponding day (or such last day),

in which case such Libor Rate Period shall end on the day before the Libor Rate Business Day immediately preceding such

numerically corresponding day (or such last day).  The Bank may treat as made by the Borrower and rely upon, and the Borrower shall be bound by, any Libor Rate Election relating to Term Loan

II that the Bank believes in good faith to be valid and to have been made in the name or on behalf of the Borrower by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of honoring such Libor Rate Election.



          5.   PREREQUISITES TO LOAN.  The obligation of the Bank

to make any Loan shall be conditioned upon the following:



          a.   No Default.  (i) There not having occurred or

existed at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and there not existing at the time such Loan is to be made any Event of Default or Potential Event of Default that has not been waived by the Bank in writing or cured and (ii) the Bank not believing in good faith that any Event of Default or Potential Event of

Default has so occurred or existed, so exists or, if such Loan is made, will occur or exist;



          b.   Representations and Warranties.  (i) Each

representation and warranty made in this Agreement being true and correct in each material respect as of the date of this Agreement and, except to the extent updated in a certificate executed by the President or a Vice President of the Borrower and the chief financial officer of the Borrower and received by the Bank before the time such Loan is to be made, as of such time, (ii) each other representation and warranty made to the Bank by or on

behalf of any Related Entity or Other Obligor before the time such Loan is to be made being true and correct in each material respect as of the date thereof, (iii) each financial statement provided to the Bank by or on behalf of any Related Entity or

Other Obligor before the time such Loan is to be made being true and correct in each material respect as of the date thereof and

(iv) the Bank not believing in good faith that (A) any such

representation or warranty, except to the extent so updated, was or is other than true and correct in each material respect as of any date or time of determination of the truth or correctness thereof, (B) any event or condition the occurrence, non-

occurrence, existence or non-existence of which is a subject of any such representation or warranty would or might have any

Material Adverse Effect or (C) any such financial statement was other than true and correct in each material respect as of the date thereof;



          c.   Proceedings.  The Bank being satisfied as to each

corporate or other proceeding in connection with any transaction contemplated by this Agreement; and



          d.   Receipt by Bank.  The receipt by the Bank at or

before the time such Loan is to be made of the following, in form and substance satisfactory to the Bank:



          i.   If such Loan is the first Revolving Loan, a

     Revolving Loan Note,

appropriately completed and duly executed by the Borrower;



    ii.  If such Loan is Term Loan I, a Term Loan I Note,

appropriately

completed and duly executed by the Borrower;



          iii. If such Loan is Term Loan II, a Term Loan II Note,

     appropriately

completed and duly executed by the Borrower;



          iv.  If such Loan is a Revolving Loan, a request for

such Loan determined by the Bank to meet the requirements for such a request set forth in Section 2a of this Agreement;



          v.   If such Loan is the first Loan, Continuing,

Absolute and Unconditional Guaranty Agreements, appropriately completed and duly executed by Comptek and the Post-Acquisition

Subsidiaries, guaranteeing, without any limitation as to amount,

the payment of all indebtedness and other obligations of the

Borrower or Comptek Federal to the Bank, whether now existing or hereafter arising or accruing, and (B) whether or not such Loan is the first Loan, evidence that neither any such Continuing,

Absolute and Unconditional Guaranty Agreement nor any guaranty agreement referred to in clause (i) of Section 7r of this

Agreement has been terminated as provided therein;



          vi.  (A) If such Loan is the first Loan, General

Security Agreements, appropriately completed and duly executed by the Borrower and the Post-Acquisition Subsidiaries, securing,

without any limitation as to amount, the payment of all

indebtedness and other obligations of the Borrower or Comptek

Federal to the Bank, whether now existing or hereafter arising or accruing, and (B) whether or not such Loan is the first Loan,

evidence that neither any such General Security Agreement nor any security agreement referred to in clause (ii) of Section 7r of this Agreement has been terminated as provided therein;



          vii. (A) If such Loan is the first Loan, a Patent

Collateral Assignment and Security Agreement, appropriately

completed and duly executed by Comptek Federal, securing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank, whether now

existing or hereafter arising or accruing, and covering, among other assets, all patents and applications for patents of Comptek

Federal and (B) whether or not such Loan is the first Loan,

evidence that neither such Patent Collateral Assignment and

Security Agreement nor any patent collateral assignment and

security agreement referred to in clause (iii) of Section 7r of this Agreement has been terminated as provided therein;



          viii.     (A) If such Loan is the first Loan, Trademark

Collateral Assignment and Security Agreements, appropriately completed and duly executed by the Borrower and Comptek Federal,

securing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank,

whether now existing or hereafter arising or accruing, and

covering, among other assets, all trademarks and applications for trademarks of the Borrower and Comptek Federal and (B) whether or not such Loan is the first Loan, evidence that neither either such Trademark Collateral Assignment and Security Agreement nor

any trademark collateral assignment and security agreement

referred to in clause (iv) of Section 7r of this Agreement has been terminated as provided therein;



          ix.  If such Loan is the first Loan, an Assignment of

Representations, Warranties, Covenants and Indemnities,

appropriately completed and duly executed by the Borrower,

securing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank,

whether now existing or hereafter arising or accruing, and

covering representations, warranties, covenants and indemnities pursuant to any Acquisition Agreement;



          x.   If such Loan is the first Loan, General

Subordination Agreements, appropriately completed and duly

executed by James N. Agamaite, Richard A. Bos, Allan D. Crane,

Daniel T. Doherty and Lawrence M. Schadegg, applicable to,

without any limitation as to amount, the payment of all

indebtedness and other obligations of the Borrower to the Bank,

whether now existing or hereafter arising or accruing, together with (I) Borrower's Agreements, appropriately completed and duly executed by the Borrower, and (II) each agreement, instrument and other writing evidencing any indebtedness or other obligation covered by any such General Subordination Agreement, and (B)

whether or not such Loan is the first Loan, evidence that no such

General Subordination Agreement has been terminated as provided therein;



          xi.  If such Loan is the first Loan, an opinion of

Christopher A. Head, internal counsel to the Borrower;



          xii. If such Loan is the first Loan, a certificate

executed by the President or a Vice President of the Borrower and

the chief financial officer of the Borrower and stating that (A)

there did not occur or exist at any time during the period

beginning on the date of this Agreement and ending at the time such Loan is to be made and there does not exist at the time such

Loan is to be made any Event of Default or Potential Event of

Default and (B) each representation and warranty made in this

Agreement was true and correct in each material respect as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and is true and correct in each material respect as of the time such Loan is to be made, except to the extent updated in a certificate executed by the President or a Vice President of the Borrower and the

chief financial officer of the Borrower and received by the Bank before the time such Loan is to be made;



          xiii.     If such Loan is the first Loan, evidence that

each Related Entity is at the time such Loan is to be made (A) in good standing under the law of the jurisdiction in which it is organized and (B) duly qualified and in good standing as a

foreign Person of its type authorized to do business in each jurisdiction in which such qualification is necessary;



          xiv. If such Loan is the first Loan, a copy of each

certificate or articles of incorporation or organization, by-

laws, operating or partnership agreement or other charter,

organizational or governing document of each Related Entity

certified by its Secretary or a Person having functions with respect to it similar to those of the Secretary of a corporation to be complete and accurate at the time such Loan is to be made;



          xv.  If such Loan is the first Loan, evidence of the

taking and the continuation in full force and effect at the time such Loan is to be made of each corporate or other action of any

Related Entity necessary to authorize the obtaining of all Loans by the Borrower, the execution, delivery to the Bank and perfor mance of each Loan Document by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto and the imposition or creation of each security interest,

mortgage and other lien and encumbrance imposed or created

pursuant to any Loan Document;



          xvi. If such Loan is the first Loan, evidence (A) that

no asset subject to any security interest, mortgage or other lien or encumbrance pursuant to any Loan Document is at the time such

Loan is to be made subject to any other security interest,

mortgage or other lien or encumbrance, except for Permitted

Liens, and (B) of the making of each recording and filing, and the taking of each other action, deemed necessary or desirable by the Bank at the sole option of the Bank to perfect or otherwise establish, preserve or protect the priority of any such security interest, mortgage or other lien or encumbrance;



          xvii.     If such Loan is the first Loan, evidence that

each requirement contained in any Loan Document with respect to insurance is being met at the time such Loan is to be made;



          xviii.    Each additional agreement, instrument and

other writing (including, but not limited to, (A) each agreement,

instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise

establish, preserve or protect the priority of any security

interest, mortgage or other lien or encumbrance created or

imposed pursuant to any Loan Document and (B) if such Loan is not the first Loan, each item referred to in any of clauses (i)

through (xvii) of this Section 5d) required by any Loan Document or deemed necessary or desirable by the Bank at the sole option of the Bank;



          xix. Payment of all costs and expenses payable pursuant

to Section 10a of this Agreement at or before the time such Loan is to be made; and



          xx.  Immediately available funds equal to the portion

of the principal amount of such Loan representing the interest of any participant in the indebtedness of the Borrower pursuant to this Agreement arising from such Loan.



          6.   REPRESENTATIONS AND WARRANTIES.  Except as fully

and accurately described in Exhibit A attached to and made a part of this Agreement, the Borrower represents and warrants to the

Bank, and, except to the extent updated in a certificate executed by the President or a Vice President of the Borrower and the

chief financial officer of the Borrower and received by the Bank before the time any Loan is made, the Borrower shall be deemed to represent and warrant to the Bank as of such time, as follows:



          a.   Use of Proceeds.  The proceeds of each Revolving

Loan will be used only (i) for working capital of the Borrower,

(ii) for a loan advance by the borrower to Federal to be used to pay existing indebtedness of Federal to the Bank, (iii) for loans and advance by the Borrower to any other Related Entity to be used for working capital of such other Related Entity and (iv) to finance the Acquisition.  The proceeds of Term Loan I will be used only to finance the Acquisition.  The proceeds of Term Loan

II will be used only to pay the outstanding principal amounts of all Revolving Loans.



          b.   Consummation of Acquisition.  The Acquisition is

being consummated simultaneously with the making of the first

Revolving Loan and Term Loan I in accordance with each material requirement of any Acquisition Document, except insofar as agreed to by the Bank in writing prior to such consummation.



          c.   Subsidiaries; Affiliates.   The Borrower has

(i) no Subsidiary or (ii) no Affiliate that is not an individual.



          d.   Good Standing; Qualification; Authority.  Each

Related Entity (i) is duly organized, validly existing and in good standing under the law of the jurisdiction in which it is organized, (ii) is duly qualified and in good standing as a

foreign Person of its type authorized to do business in each jurisdiction in which such qualification is necessary and (iii)

has the power and authority to conduct its business and

operations as now and as anticipated that its business and

operations will hereafter be conducted, own each of its assets and use each of its assets as now and as anticipated that such asset will hereafter be used.



          e.   Control.  There is no Person other than all

Related Entities who or that, insofar as any Related Entity has knowledge or reason to know, has (i) Control over any Related

Entity or (ii) the right pursuant to any agreement with any

Person having such Control to acquire such Control.



          f.   Compliance.  The present and anticipated conduct

of the business and operations of each Related Entity, the

present and anticipated ownership and use of each asset of each

Related Entity, the present and anticipated use of each asset leased by any Related Entity as a lessee and the generation,

treatment, storage, recycling, transportation and disposal by any

Related Entity of any Hazardous Material are in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental Law).  Each

trademark, service mark, trade name, patent, copyright, license and franchise, and each authorization, certification,

certificate, approval, permit and consent from, registration and filing with, declaration, report and notice to and other act by or relating to any Person necessary for the present or

anticipated conduct of the business or operations of any Related

Entity, the present or anticipated ownership or use of any asset of any Related Entity, the present or anticipated use of any asset leased by any Related Entity as a lessee or the generation,

treatment, storage, recycling, transportation or disposal by any

Related Entity of any Hazardous Material has been duly obtained,

made, given or done and is in full force and effect.  Each

Related Entity (i) has taken or caused to be taken each action necessary to preserve and protect each such trademark, service mark, trade name, patent, copyright, license and franchise with respect to it and (ii) is in compliance in each material respect with (A) each such authorization, certification, certificate,

approval, permit and consent with respect to it, (B) each

certificate or articles of incorporation or organization,

by?laws, operating or partnership agreement or other charter,

organizational or governing document of it and (C) each agreement and instrument to which it is a party or by which it or any of its assets is bound.



          g.   Environmental Matters.  To the best of the

knowledge of each Related Entity after due inquiry:



          i.   There has not been any Release or threatened

Release of any Hazardous Material at, in, on or under any

property now or previously owned, leased as a lessee or used by any Related Entity that, whether alone or together with any other such Release or threatened Release or other such Releases and threatened Releases, has had or (so far as any Related Entity can

foresee) will or might have any Material Adverse Effect;



          ii.  No property now or previously owned, leased as a

lessee or used by any Related Entity and no property to or from which any Related Entity has transported or arranged for the transportation of any Hazardous Material has been listed or

proposed for listing on the National Priorities List pursuant to

CERCLA, the Comprehensive Environmental Response, Compensation

and Liability Information System or any other list of sites

requiring investigation or clean-up that is maintained by any

Governmental Authority, except for any such listing that could not have any Material Adverse Effect;



          iii. There is no active or abandoned underground

storage tank at, in, on or under any property now or previously owned, leased as a lessee or used by any Related Entity that,

whether alone or together with any other such storage tank or other such storage tanks, has had or (so far as any Related

Entity can foresee) will or might have any Material Adverse

Effect;



          iv.  There is no polychlorinated biphenyl or friable

asbestos present at, in, on or under any property now or

previously owned, leased as a lessee or used by any Related

Entity that, whether alone or together with any other such

polychlorinated biphenyl, other such polychlorinated biphenyls or any other friable asbestos, has had or (so far as any Related

Entity can foresee) will or might have any Material Adverse

Effect; and



          v.   There exists no condition at, in, on or under any

property now or previously owned, leased as a lessee or used by any Related Entity that, after notice, lapse of time or both notice and lapse of time, would or might give rise to any

material liability under any Environmental Law.



          h.   Legality.  The obtaining of each Loan by the

Borrower (i) is and will be in furtherance of the purposes of the

Borrower and within the power and authority of the Borrower, (ii)

does not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any Governmental

Authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or

result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of the Borrower pursuant to (I) the certificate or articles of incorporation or other charter document of the Borrower, (II)

the by-laws or other organizational document of the Borrower,

(III) any shareholder agreement, voting trust or similar

arrangement applicable to any stock of the Borrower, (IV) any resolution or other action of record of the shareholders or board of directors of the Borrower or (V) any agreement or instrument to which the Borrower is a party or by which the Borrower or any asset of the Borrower is bound and (iii) has been duly authorized by each necessary action of the shareholders or board of

directors of the Borrower.  The execution, delivery to the Bank and performance of each Loan Document by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant thereto (i) do not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any Governmental Authority or arbitrator or (B) violate,

result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or, other than pursuant to any Loan Document,

result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of such Person pursuant to any agreement or instrument to which such Person is a party or by which such Person or any asset of such Person is bound and (ii) if such Person is not an

individual, (A) are and will be in furtherance of the purposes of such Person and within the power and authority of such Person,

(B) do not and will not violate, result in any violation of or result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of such Person pursuant to (I) any certificate or articles of incorporation or organization, by-laws, operating or

partnership agreement or other charter, organizational or

governing document of such Person, (II) any shareholder

agreement, voting trust or similar arrangement applicable to any stock of or other ownership interest in such Person or (III) any resolution or other action of record of any such shareholders or members of such Person, any board of directors or trustees of such Person or any other Person responsible for governing such

Person and (C) have been duly authorized by each necessary action of any such shareholders, members, board of directors or trustees or other Person.  Each authorization, certification, certificate,

approval, permit, consent, franchise and license from,

registration and filing with, declaration, report and notice to and other act by or relating to any Person required as a

condition of the obtaining of any Loan by the Borrower, the

execution, delivery to the Bank or performance of any Loan

Document by any Person other than the Bank who or that is

contemplated by such Loan Document as a party thereto or the imposition or creation of any security interest, mortgage or other lien or encumbrance imposed or created pursuant to any Loan

Document has been duly obtained, made, given or done and is in full force and effect.  Each Loan Document has been duly executed and delivered to the Bank by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto.



          i.   Acquisition Documents.  The Borrower has

heretofore delivered to the Bank a correct and complete copy of the Stock Purchase Agreement referred to in clause (i) of Section

1c of this Agreement.



          j.   No Waiver or Default.  The Borrower (i) except

with the prior written consent of the Bank, has not waived any condition of the Borrower's obligation to consummate the

Acquisition and (ii) is not and will not be in default in any material respect under any Acquisition Document.



          k.   Representations and Warranties.  (i) Each

representation and warranty made in any Acquisition Document by the Borrower is true and correct in each material respect, and

(ii) each representation and warranty made in any Acquisition

Document by any party other than the Borrower is, to the best of the knowledge of the Borrower, true and correct.



          l.   Fiscal Year.  The fiscal year of each Related

Entity is the year ending March 31.



          m.   Financial Information.  The Borrower has

heretofore delivered to the Bank a copy of Form 10-Q Report of the Borrower filed with the Securities and Exchange Commission on

February 9, 1998 and a copy of each of the following financial statements:



          i.   Audited consolidated statements of income and cash

flows of the Borrower for its fiscal year ended March 31, 1997;



          ii.  An audited consolidated balance sheet of the

Borrower dated as of March 31, 1997;



          iii. Unaudited consolidated statements of income and

cash flows of the Borrower for its fiscal quarter ended March 31,

1998;



          iv.  An unaudited consolidated balance sheet of the

Borrower dated as of March 31, 1998;



          v.   Audited consolidated statements of income and cash

flows of PRB for its fiscal year ended December 31, 1997;



          vi.  An audited consolidated balance sheet of PRB dated

as of December 31, 1997;



          vii. Unaudited consolidated statements of income and

cash flows of PRB for its fiscal quarter ended March 31, 1998;

and



          viii.      An unaudited consolidated balance sheet of

PRB dated as of March 31, 1998.



Each such financial statement of the Borrower (i) is correct and complete in each material respect, (ii) is in accordance with the records of each Person that is a Related Entity on the date

thereof, (iii) presents fairly (subject to normal and nonmaterial year-end adjustments if the fiscal period covered thereby is not a fiscal year of the Borrower or the date thereof is not the last day of such a fiscal year) the results of the consolidated

operations and consolidated cash flows of the Borrower for the fiscal period covered thereby, or the consolidated financial position of the Borrower as of the date thereof, in conformity with generally accepted accounting principles applied consistent ly with the application of such principles with respect to the preceding fiscal period of the Borrower and (iv) if a balance sheet, reflects each indebtedness and other obligation of any

Person that is a Related Entity on the date thereof as of such date that has had or (so far as any such Person can foresee) will or might have any Material Adverse Effect.  To the best of the knowledge of each Related Entity after due inquiry, each such financial statement of PRB (i) is correct and complete in each material respect, (ii) is in accordance with the records of PRB,

(iii) presents fairly (subject to normal and nonmaterial year-end adjustments if the fiscal period covered thereby is not a fiscal year of PRB or the date thereof is not the last day of such a fiscal year) the results of the consolidated operations and

consolidated cash flows of PRB for the fiscal period covered thereby, or the consolidated financial position of PRB as of the date thereof, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal period of PRB and

(iv) if a balance sheet, reflects each indebtedness and other obligation of PRB as of the date thereof that has had or (so far as PRB could foresee) will or might have any Material Adverse

Effect.



          n.   Material Adverse Effects; Distributions.  Since

March 31, 1998, (i) there has not occurred or existed any event or condition that has had or (so far as any Related Entity can foresee) will or might have any Material Adverse Effect, and (ii)

no Related Entity has declared, paid, made or agreed or otherwise incurred any obligation to declare, pay or make any Distribution.



          o.   Tax Returns and Payments.  Each Related Entity has

duly (i) filed each tax return required to be filed by it and

(ii) paid or caused to be paid each tax, assessment, fee, charge,

fine and penalty that has been imposed by any Governmental

Authority upon it or any of its assets, income and franchises and has become due.



          p.   Certain Indebtedness.  No Related Entity has any

indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to

(A) maintain the net worth of any other Person, (B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obligation, whether by means of any

investment, by means of any purchase, sale or other acquisition or disposition of any asset or service or otherwise), except for indebtedness and other obligations (I) to the Bank, (II)

constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business or (III) arising from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposit or

collection.



          q.   Pension Obligations.  No Pension Plan was or is a

multiemployer plan, as such term is defined in Section 3(37) of

ERISA.  The present value of all benefits vested under any

Pension Plan does not exceed the value of the assets of such

Pension Plan allocable to such vested benefits.  Since

September 2, 1974, (i) no Prohibited Transaction that could

subject any Pension Plan to any tax or penalty imposed pursuant to the Internal Revenue Code or ERISA has been engaged in by any

Pension Plan, (ii) there has not occurred or existed with respect to any Pension Plan any Reportable Event or Accumulated Funding

Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated

Funding Deficiency, (B) after notice, lapse of time or both

notice and lapse of time will or might constitute a Reportable

Event or (C) constituted or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such

Pension Plan or the appointment of a trustee to administer such

Pension Plan, (iii) no Pension Plan has been terminated, (iv) no trustee has been appointed by a United States District Court to administer any Pension Plan, (v) no proceeding seeking the

termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan has been instituted, and (vi) no

Related Entity has made any complete or partial withdrawal from any Pension Plan.



          r.   Leases.  No Related Entity is obligated (whether

as a lessee or otherwise) pursuant to any capital or operating

Lease.  Each capital or operating lease pursuant to which any

Related Entity is obligated (whether as a lessee or otherwise)

entitles each lessee thereunder to undisturbed possession of each asset leased thereby during the full term thereof.



          s.   Assets; Liens and Encumbrances.  (i) Immediately

after the consummation of the Acquisition, the Borrower will have good and marketable title to all of the issued and outstanding shares of stock of PRB, and none of such shares will be subject to any security interest, mortgage or other lien or encumbrance,

except in favor of the Bank, and (ii) each Related Entity has good and marketable title to each asset it purports to own, and no such asset is subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens.



          t.   Investments.  No Related Entity has any investment

(whether by means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any other Person, except for Permitted Investments.



          u.   Loans.  No Related Entity has made any loan,

advance or other extension of credit with respect to which any sum is owing to it, except for Permitted Loans.

          v.   Judgments and Litigation.  There is no outstanding

judgment, order or award of any Governmental Authority or

arbitrator that is against or otherwise involves any Related

Entity or any asset of any Related Entity.  Any pending or

threatened claim, audit, investigation or action or other legal proceeding by or before any Governmental Authority or before any arbitrator that (i) is against or otherwise involves any Related

Entity or any asset of any Related Entity and (ii) has had or (so far as any Related Entity can foresee) will or might have any

Material Adverse Effect has been disclosed to the Bank and

reflected in a document filed by the Borrower with the Securities and Exchange Commission.  No pending or threatened claim, audit,

investigation or action or other legal proceeding by or before any Governmental Authority or before any arbitrator renders

invalid or questions the validity of any Acquisition Agreement or

Loan Document or any action taken or to be taken pursuant to any

Acquisition Agreement or Loan Document.  No audit, investigation or action or other legal proceeding referred to in the second sentence of this Section 6v has had or (so far as any Related

Entity can foresee) will or might have any Material Adverse

Effect.



          w.   Transactions with Affiliates.  There exists no

agreement, arrangement, transaction or other dealing (including,

but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between any Related Entity and any Affiliate, except for agreements, arrangements, transactions and other dealings in the ordinary course of business of any Related Entity upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's length agreement, arrangement, transaction or other dealing with a Person who or that is not an Affiliate.



          x.   Default.  There does not exist, and immediately

after the consummation of the Acquisition there will not have occurred or existed, any Event of Default or Potential Event of

Default.



          y.   Full Disclosure.  Neither any Acquisition Document

or Loan Document nor any certificate, financial statement or other writing heretofore provided to the Bank by or on behalf of any Related Entity or Other Obligor contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect.  No Related Entity has failed to disclose to the Bank any fact that has had or (so far as any Related Entity can

foresee) will or might have any Material Adverse Effect.



          z.   Year 2000 Compliance.  Each Related Entity has

assessed or is assessing all Systems relating to such Related

Entity to determine the extent to which such Systems are Year

2000 Compliant.  The expense of correcting and deploying all of such Systems that are not Year 2000 Compliant and testing such

Systems to confirm that such Systems are Year 2000 Compliant and the consequences of all of such Systems that fail to be Year 2000

Compliant so failing (so far as any Related Entity can foresee)

will not have any Material Adverse Effect.



          7.   AFFIRMATIVE COVENANTS.  During the term of this

Agreement, the Borrower shall do the following unless the prior written consent of the Bank to not doing so shall have been

obtained by the Borrower:



          a.   Good Standing; Qualification.  Cause each of

Related Entity at all times to (i) maintain its corporate,

partnership or other existence in good standing and (ii) remain or become and remain duly qualified and in good standing as a foreign Person of its type authorized to do business in each jurisdiction in which such qualification is or becomes necessary;



          b.   Compliance.  (i) Cause each of Related Entity at

all times to (A) conduct its business and operations, own and use each of its assets, use each asset leased by it as a lessee, and generate, treat, store, recycle, transport and dispose of all

Hazardous Material in its possession or control, in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental Law), (B) maintain in full force and effect, preserve and protect each trademark,

service mark, trade name, patent, copyright, license and

franchise, and obtain, make, give or do and maintain in full force and effect each authorization, certification, certificate,

approval, permit and consent from, registration and filing with,

declaration, report and notice to and other act by or relating to any Person, necessary for the conduct of its business or

operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment,

storage, recycling, transportation or disposal of any Hazardous

Material in its possession or control and (C) remain in

compliance in each material respect with (I) each such

authorization, certification, certificate, approval, permit,

consent, franchise and license, (II) each certificate or articles of incorporation or organization, by-laws, operating or

partnership agreement or other charter, organizational or

governing document of it and (III) each agreement and instrument to which it is a party or by which it or any of its assets is bound, (ii) immediately upon acquiring knowledge or reason to know of any notice or allegation that any Related Entity (A) has not complied in any material respect with any applicable Law

(including, but not limited to, any Environmental Law) in the conduct of its business or operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment, storage, recycling, transportation or disposal of any Hazardous Material in its possession or

control, (B) has not maintained in full force and effect,

preserved or protected any such trademark, service mark, trade name, patent, copyright, license or franchise or obtained, made,

given, done or maintained in full force and effect any such

authorization, certification, certificate, approval, permit,

consent, registration, filing, declaration, report, notice or act, (C) has not complied in any material respect with any such license, franchise, authorization, certification, certificate,

approval, permit, consent, certificate or articles of

incorporation or organization, by-laws, operating or partnership agreement, other charter, organizational or governing document,

agreement or instrument or (D) is or may be liable for any cost associated with or damage resulting from any Release, threatened

Release or clean-up of any Hazardous Material, provide to the

Bank a certificate executed by the President or a Vice President of the Borrower and specifying the nature of such notice or

allegation and what action the Borrower has taken, is taking or proposes to take with respect thereto and (iii) immediately upon acquiring knowledge or reason to know of any development with respect to any such notice or allegation theretofore disclosed by the Borrower to the Bank that has or (so far as any Related

Entity can foresee) will or might have any Material Adverse

Effect, provide to the Bank a certificate executed by the

President or a Vice President of the Borrower and specifying the nature of such development and what action the Borrower has

taken, is taking or proposes to take with respect thereto;



          c.   Working Capital.  Assure that the consolidated net

working capital of the Borrower is at least (i) $10,000,000 at all times during the period beginning on the date of this

Agreement and ending on March 30, 1999, (ii) $11,000,000 at all times during the period beginning on March 31, 1999 and ending on

March 30, 2001 and (iii) $12,000,000 at all times thereafter;



          d.   Net Worth.  Assure that the consolidated tangible

net worth of the Borrower is not less than (i) minus $6,000,000 at all times during the period beginning on the date of this

Agreement and ending on March 30, 1999, (ii) minus $1,500,000 at all times during the period beginning on March 31, 1999 and

ending on March 30, 2000, (iii) $4,000,000 at all times during the period beginning on March 31, 2000 and ending on March 30,

2001 and (iv) $6,500,000 at all times thereafter;



          e.   Combined Fixed Charges Coverage.  Assure that (i)

annualized EBITDA for the fiscal quarter of the Borrower ending on June 30, 1998 is at least 115% of the annualized total of (A)

consolidated interest expense of the Borrower for such fiscal quarter, (B) the aggregate scheduled payments of principal for all Related Entities for such fiscal quarter with respect to indebtedness, (C) the aggregate capital expenditures for all

Related Entities for such fiscal quarter, (D) consolidated income and franchise tax expense of the Borrower for such fiscal quarter and (E) the aggregate Distributions for all Related Entities for such fiscal quarter, (ii) annualized EBITDA for the two fiscal quarters of the Borrower ending on September 30, 1998 is at least

115% of the annualized total of such consolidated interest

expense, aggregate scheduled payments of principal, aggregate capital expenditures, consolidated income and franchise tax

expense and aggregate Distributions for such two fiscal quarters,

(iii) annualized EBITDA for the three fiscal quarters of the

Borrower ending on December 31, 1998 is at least 115% of the annualized total of such consolidated interest expense, aggregate scheduled payments of principal, aggregate capital expenditures,

consolidated income and franchise tax expense and aggregate

Distributions for such three fiscal quarters and (iv) for each period consisting of four fiscal quarters of the Borrower,

beginning with the period consisting of the four such fiscal quarters ending on March 31, 1999, EBITDA is at least 115% of the total of such consolidated interest expense, aggregate scheduled payments of principal, aggregate capital expenditures,

consolidated income and franchise tax expense and aggregate

Distributions for such four fiscal quarters;



          f.   Maximum Funded Debt.  Assure that (i) the total of

(A) the aggregate outstanding principal amounts of all Revolving

Loans on June 30, 1998, (B) the outstanding principal amount of

Term Loan I on June 30, 1998, (C) the outstanding principal

amount of Term Loan II on June 30, 1998 and (D) the aggregate outstanding principal amounts on June 30, 1998 of all other

indebtedness and other obligations arising from the borrowing of any money by any Related Entity or the deferral of the purchase price or capital lease of any asset by any Related Entity does not exceed 350% of annualized EBITDA for the fiscal quarter of the Borrower ending on June 30, 1998, (ii) the total of (A) the aggregate outstanding principal amounts of all Revolving Loans on

September 30, 1998, (B) the outstanding principal amount of Term

Loan I on September 30, 1998, (C) the outstanding principal

amount of Term Loan II on September 30, 1998 and (D) the

aggregate outstanding principal amounts on September 30, 1998 of all other indebtedness and other obligations arising from any such borrowing, deferral of a purchase price or capital lease does not exceed 350% of annualized EBITDA for the two fiscal quarters of the Borrower ending on September 30, 1998, (iii) the total of (A) the aggregate outstanding principal amounts of all

Revolving Loans on December 31, 1998, (B) the outstanding

principal amount of Term Loan I on December 31, 1998, (C) the outstanding principal amount of Term Loan II on December 31, 1998 and (D) the aggregate outstanding principal amounts on December

31, 1998 of all other indebtedness and other obligations arising from any such borrowing, deferral of a purchase price or capital lease does not exceed 350% of annualized EBITDA for the three fiscal quarters of the Borrower ending on December 31, 1998 and

(iv) the total of (A) the aggregate outstanding principal amounts of all Revolving Loans at the end of each period consisting of four fiscal quarters of the Borrower, beginning with the period consisting of the four such fiscal quarters ending on March 31,

1999, (B) the outstanding principal amount of Term Loan I at the end of such period, (C) the outstanding principal amount of Term

Loan II at the end of such period and (D) the aggregate

outstanding principal amounts at the end of such period of all other indebtedness and other obligations arising from any such borrowing, deferral of a purchase price or capital lease does not exceed (I) 350% of EBITDA for such period if such period ends before or on December 31, 1999, (II) 300% of EBITDA for such period if such period ends after December 31, 1999 and before or on December 31, 2000 or (III) 250% of EBITDA for such period if such period ends on or after March 31, 2001;



          g.   Accounting; Reserves; Tax Returns.  Cause each

Related Entity at all times to (i) maintain a system of

accounting established and administered in accordance with

generally accepted accounting principles, (ii) establish each reserve it is required by generally accepted accounting

principles to establish and (iii) file each tax return it is required to file;



          h.   Financial and Other Information; Certificates of

No Default.  Provide to the Bank, in form satisfactory to the

Bank, (i) within 60 days after the end of each fiscal quarter of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter and a consolidating and consolidated balance sheet of the Borrower as of the end of such fiscal quarter, each to be in reasonable detail, to set forth comparative consolidated figures for the corresponding period in the preceding fiscal year of the Borrower and to be certified by the chief financial officer of the Borrower to be correct and complete, to be in accordance with the records of each Related

Entity and to present fairly, subject to normal and nonmaterial year-end adjustments, the results of the operations and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal

quarter, and the financial position of the Borrower as of the end of such fiscal quarter, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal quarter of the Borrower, (ii) within 90 days after the end of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal year and a consolidating and consolidated balance sheet of the Borrower as of the end of such fiscal year, each to be in reasonable detail,

to set forth comparative consolidated figures for the preceding fiscal year of the Borrower and to be certified by an independent certified public accountant acceptable to the Bank to present fairly the results of the operations and cash flows of the

Borrower for such fiscal year, and the financial position of the

Borrower as of the end of such fiscal year, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the

preceding fiscal year of the Borrower and to have been based upon an audit by such accountant that was made in accordance with generally accepted auditing standards and accordingly included such tests of accounting records and such other accounting

procedures as such accountant deemed necessary in the

circumstances, (iii) together with each statement of income and balance sheet required to be delivered by the Borrower to the

Bank pursuant to clause (i) or (ii) of this Section 7h, a

certificate (A) executed by the President or a Vice President of the Borrower and the chief financial officer of the Borrower, (B)

setting forth whatever computations are required to establish whether the Borrower was in compliance with (I) each of the

covenants contained in Sections 7c, 7d, 7e and 7f of this

Agreement during the period covered by such statement of income and (II) if the period covered by such statement of income is a fiscal year of the Borrower, each of the covenants contained in

Sections 8e and 8f of this Agreement during such period, (C)

stating that the signers of such certificate have reviewed this

Agreement and have made or have caused to be made under their supervision a review of the business, operations, assets, affairs and condition (financial or other) of each of Related Entity during the period beginning on the first date covered by such statement of income and ending on the date of such certificate and (D) if during the period described in clause (iii)(C) of this

Section 7h there did not occur or exist and there does not then exist any Event of Default or Potential Event of Default, so stating or, if during such period any Event of Default or Poten tial Event of Default occurred or existed or any Event of Default or Potential Event of Default then exists, stating the nature thereof, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto, (iv) as soon as available, (A) each financial statement, report, notice and proxy statement sent or made available by the Borrower to holders of its securities

generally and (B) each publicly available periodic or special report, registration statement, prospectus and other written communication other than a transmittal letter filed by the

Borrower with and each publicly available written communication received by the Borrower from any securities exchange or the

Securities and Exchange Commission, (v) within 30 days after the end of each calendar quarter, a report concerning the readiness of the Systems of each Related Entity to be Year 2000 Compliant,

(vi) by June 30, 1998, a final report on the efforts of each

Related Entity to be Year 2000 Compliant, (vii) within 30 days after the date of this Agreement, a true and correct copy of each

Acquisition Document not heretofore provided to the Bank and

(viii) promptly upon the request of the Bank, all additional information relating to any Related Entity or the business,

operations, assets, affairs or condition (financial or other) of any Related Entity that is so requested;



          i.   Payment of Certain Indebtedness.  Cause each

Related Entity to pay, before the end of any applicable grace period, each tax, assessment, fee, charge, fine and penalty

imposed by any Governmental Authority upon it or any of its

assets, income and franchises and each claim and demand of any materialman, mechanic, carrier, warehouseman, garageman or

landlord against it; provided, however, that no such tax,

assessment, fee, charge, fine, penalty, claim or demand shall be required to be so paid so long as (i) the validity thereof is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (ii) adequate reserves have been appropriately established therefor, (iii) the execution or other enforcement of any lien resulting therefrom is effectively stayed and (iv) the nonpayment thereof does not have any Material

Adverse Effect;



          j.   Maintenance of Title and Assets; Insurance.

Cause each Related Entity to (i) at all times maintain good and marketable title to each asset it purports to own, (ii) at all times maintain each of its tangible assets in good working order and condition, (iii) at any time and from time to time make each replacement of any of its tangible assets necessary or desirable for the conduct of its business or operations, (iv) at all times keep each of its insurable tangible assets insured with

financially sound and reputable insurance carriers against fire and other hazards to which extended coverage applies in such manner and to the extent that the amount of insurance carried on such asset shall not be less than the greater of (A) the

replacement value of such asset and (B) the percentage of the actual cash value of such asset required by the policy providing such insurance in order that it shall not become its own insurer for any part of an otherwise recoverable loss with respect to such asset and (v) at all times keep adequately insured with financially sound and reputable insurance carriers against

business interruption and liability on account of damage to any

Person or asset or pursuant to any applicable workers'

compensation Law;



          k.   Inspections.  Upon the request of the Bank, prompt

ly permit each officer, employee, accountant, attorney and other agent of the Bank to (i) visit and inspect each of the premises of each Related Entity, (ii) examine, audit, copy and extract each record of each Related Entity and (iii) discuss the

business, operations, assets, affairs and condition (financial or other) of each Related Entity with each responsible officer of each Related Entity and each independent accountant of each

Related Entity;



          l.   Pension Obligations.  (i)  Promptly upon acquiring

knowledge or reason to know of the occurrence or existence with respect to any Pension Plan of any Prohibited Transaction,

Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue

Service would constitute an Accumulated Funding Deficiency, (B)

after notice, lapse of time or both notice and lapse of time will or might constitute a Reportable Event or (C) constitutes or will or might constitute grounds for the initiation by the Pension

Benefit Guaranty Corporation of any proceeding under ERISA

seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, provide to the Bank a certificate executed by the President or a Vice President of the Borrower and the chief financial officer of the Borrower and specifying the nature of such Prohibited Transaction, Reportable

Event, Accumulated Funding Deficiency, event or condition, what action the Borrower has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the

Pension Benefit Guaranty Corporation with respect thereto and

(ii) promptly upon acquiring knowledge or reason to know of (A)

the institution by the Pension Benefit Guaranty Corporation or any other Person of any proceeding under ERISA seeking the

termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan or (B) the complete or partial withdrawal or proposed complete or partial withdrawal by any

Related Entity from any Pension Plan, provide to the Bank a

certificate executed by the President or a Vice President of the

Borrower and the chief financial officer of Comptek Research and describing such proceeding, withdrawal or proposed withdrawal;



          m.   Changes in Management, Ownership and Control.

Promptly upon acquiring knowledge or reason to know of any change in (i) the identity of the Chairman, President or chief executive officer of any Related Entity, (ii) the beneficial ownership of any stock of or other ownership interest in any Related Entity by any Person having Control of any Related Entity or (iii) Control of any Related Entity, provide to the Bank a certificate executed by the President or a Vice President of the Borrower and the

President or a Vice President of the Borrower and specifying such change;



          n.   Judgments.  Promptly upon acquiring knowledge or

reason to know of any judgment, order or award of any

Governmental Authority or arbitrator that (i) is against or

otherwise involves any Related Entity or any asset of any Related

Entity, (ii) has or (so far as any Related Entity can foresee)

will or might have any Material Adverse Effect or (iii) renders invalid any Acquisition Document or Loan Document or any action taken or to be taken pursuant to any Acquisition Document or Loan

Document, provide to the Bank a certificate executed by the

President or a Vice President of the Borrower and specifying the nature of such judgment, order or award and what action the

Borrower has taken, is taking or proposes to take with respect thereto;



          o.   Litigation.  (i) Promptly upon acquiring knowledge

or reason to know of the commencement or threat of any claim,

audit, investigation or action or other legal proceeding by or before any Governmental Authority or before any arbitrator that

(A) is against or otherwise involves any Related Entity or any asset of any Related Entity and (I) either involves in excess of

$250,000 or results in excess of $500,000 in the aggregate for all Related Entities being involved in all claims, audits,

investigations and actions and other legal proceedings by or before any Governmental Authority or before any arbitrator

against or otherwise involving any Related Entity or any asset of any Related Entity or (II) seeks injunctive or similar relief,

(B) has or (so far as any Related Entity can foresee) will or might have any Material Adverse Effect or (C) questions the

validity of any Acquisition Document or Loan Document or any action taken or to be taken pursuant to any Acquisition Document or Loan Document, provide to the Bank a certificate executed by the President or a Vice President of the Borrower and specifying the nature of such claim, audit, investigation or action or other legal proceeding and what action the Borrower has taken, is

taking or proposes to take with respect thereto and (ii) promptly upon acquiring knowledge or reason to know of any development with respect to any claim, audit, investigation or action or other legal proceeding theretofore disclosed by the Borrower to the Bank that has or (so far as any Related Entity can foresee)

will or might have any Material Adverse Effect, provide to the

Bank a certificate executed by the President or a Vice President of the Borrower and specifying the nature of such development and what action the Borrower has taken, is taking or proposes to take with respect thereto;



          p.   Liens and Encumbrances.  Promptly upon acquiring

knowledge or reason to know that any asset of any Related Entity has or may become subject to any security interest, mortgage or other lien or encumbrance other than Permitted Liens, provide to the Bank a certificate executed by the President or a Vice

President of the Borrower and specifying the nature of such

security interest, mortgage or other lien or encumbrance and what action the Borrower has taken, is taking or proposes to take with respect thereto;



          q.   Defaults and Material Adverse Effects. Promptly

upon acquiring knowledge or reason to know of the occurrence or existence of (i) any Event of Default or Potential Event of

Default or (ii) any event or condition that has or (so far as any

Related Entity can foresee) will or might have any Material

Adverse Effect, provide to the Bank a certificate executed by the

President or a Vice President of the Borrower and the chief

financial officer of the Borrower and specifying the nature of such Event of Default, Potential Event of Default, event or

condition, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto;



          r.   Additional Guaranties, Security Agreements, Patent

Collateral Assignments and Security Agreements and Trademark

Collateral Assignments and Security Agreements.  Cause each

Person that becomes a Subsidiary after the date of this Agreement to execute and deliver to the Bank, in form and substance

satisfactory to the Bank, (i) a guaranty agreement guaranteeing,

without any limitation as to amount, the payment of all

indebtedness and other obligations of the Borrower to the Bank,

whether then existing or thereafter arising or accruing, (ii) a security agreement (A) securing, without any limitation as to amount, the payment of all such indebtedness and other

obligations and (B) covering all personal property and fixtures of such Person, (iii) a patent collateral assignment and security agreement (A) securing, without any limitation as to amount, the payment of all such indebtedness and other obligations and (B)

covering all patents and applications for patents of such Person and (iv) a trademark collateral assignment and security agreement

(A) securing, without any limitation as to amount, the payment of all such indebtedness and other obligations and (B) covering all trademarks and applications for trademarks of such Person;



          s.   Year 2000 Compliance.  In sufficient time before

December 31, 1999 cause each Related Entity to (i) correct and redeploy all Systems relating to such Related Entity that are not

Year 2000 Compliant and (ii) test all Systems relating to such

Related Entity to confirm that such Systems are Year 2000

Compliant; and



          t.   Further Actions.  Promptly upon the request of the

Bank, execute and deliver or cause to be executed and delivered each writing, and take or cause to be taken each other action,

that the Bank shall deem necessary or desirable at the sole

option of the Bank in connection with any transaction

contemplated by any Loan Document.



          8.   NEGATIVE COVENANTS.  During the term of this

Agreement, the Borrower shall not, without the prior written consent of the Bank, do, attempt to do or agree or otherwise incur, assume or have any obligation to do, and the Borrower shall assure that, without the prior written consent of the Bank,

no Related Entity does, attempts to do or agrees or otherwise incurs, assumes or has any obligation to do, any of the

following:



          a.   Fiscal Year.  Change its fiscal year;



          b.   Certain Indebtedness.  Create, incur, assume or

have any indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to (A) maintain the net worth of any other Person,

(B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obligation, whether by means of any investment, by means of any purchase, sale or other

acquisition or disposition of any asset or service or otherwise),

except for indebtedness and other obligations (I) to the Bank,

(II) constituting unsecured normal trade debt incurred upon

customary terms in the ordinary course of its business, (III)

arising from the endorsement in the ordinary course of its

business of any check or other negotiable instrument for deposit or collection, (IV) the total of which does not at any time

exceed $500,000 in the aggregate for all Related Entities or (V)

fully and accurately described under the heading  "Permitted

Indebtedness" in Exhibit A attached to and made a part of this

Agreement;



          c.   Pension Obligations.  (i)  Engage in any Prohibit

ed Transaction with respect to any Pension Plan, (ii) permit to occur or exist with respect to any Pension Plan any Accumulated

Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an

Accumulated Funding Deficiency or (B) constitutes or will or might constitute grounds for the institution by the Pension

Benefit Guaranty Corporation of any proceeding under ERISA

seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, (iii) make any complete or partial withdrawal from any Pension Plan, (iv) fail to make to any Pension Plan any contribution that it is required to make, whether to meet any minimum funding standard under ERISA or any requirement of such Pension Plan or otherwise, or (v)

terminate any Pension Plan in any manner, or otherwise take or omit to take any action with respect to any Pension Plan, that would or might result in the imposition of any lien upon any asset of any Related Entity pursuant to ERISA;



          d.   Liens and Encumbrances.  Cause or permit, whether

upon the happening of any contingency or otherwise, any of its assets to be subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens;



          e.   Capital Expenditures.  Make (whether by means of

any purchase or other acquisition of any asset, by means of any capital lease or otherwise) capital expenditures exceeding (i)

$2,000,000 in the aggregate for all Related Entities during the fiscal year of the Borrower ending on March 31, 1999, (ii)

$2,500,000 in the aggregate for all Related Entities during the fiscal year of the Borrower ending on March 31, 2000 or (iii)

$3,000,000 in the aggregate for all Related Entities during any fiscal year of the Borrower ending after March 31, 2000;



          f.   Operating Leases.  Create, incur, assume or have

any indebtedness or other obligation for fixed payments not fully reimbursable by the United States government (whether rentals,

taxes, premiums for insurance or otherwise) pursuant to any

operating lease (whether as a lessee or otherwise) exceeding

$3,750,000 in the aggregate for all Related Entities during any fiscal year of the Borrower;



          g.   Investments.  Make any investment (whether by

means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any Person, except for Permitted Investments;



          h.   Loans.  (i) Make any loan, advance or other

extension of credit, except for Permitted Loans, or (ii) forgive any indebtedness or other obligation arising from any loan,

advance or other extension of credit made by it;



          i.   Transactions with Affiliates.  In the ordinary

course of its business or otherwise, enter into, assume or permit to exist any agreement, arrangement, transaction or other dealing

(including, but not limited to, the purchase, sale, lease,

exchange or other acquisition or disposition of any asset and the rendering of any service) between it and any Affiliate or

otherwise deal with any Affiliate, except for (i) reasonable compensation for services actually performed, (ii) advances made in the ordinary course of its business to any Affiliate who is one of its officers and employees for out-of-pocket expenses incurred by such Affiliate on its behalf in the conduct of its business or operations, (iii) agreements, arrangements,

transactions and other dealings in the ordinary course of its business upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's-length agreement,

arrangement, transaction or other dealing with a Person who or that is not an Affiliate and (iv) agreements, arrangements,

transactions and other dealings fully and accurately described under the heading "Permitted Affiliate Transactions" in Exhibit A attached to and made a part of this Agreement;



          j.   Distributions.  Declare, pay or make any

Distribution, except for (i) dividends payable solely in any of its stock and (ii) cash dividends paid to the Borrower, Comptek

Federal or PRB by any Subsidiary (A) all of the outstanding

shares of stock of which other than shares required by any

applicable Law to enable any individual to serve as a director of such Subsidiary or (B) all ownership interests in which are owned by the Borrower, Comptek Federal or PRB at the time of such

payment;



          k.   Corporate and Other Changes.  (i)  Assign, sell,

lease as a lessor or otherwise transfer or dispose of all or substantially all of its assets, (ii) dissolve or participate in any merger, consolidation or other absorption, (iii) acquire all or substantially all of the assets of any other Person, (iv) do business under or otherwise use any name other than its true name and names listed under the heading "Fictitious Names" in Exhibit

A attached to and made a part of this Agreement or (v) make any change in its corporate or other business structure, any of its business objectives and purposes or its business or operations that would or might have any Material Adverse Effect;



          l.   Sale of Receivables.  Except as provided in any

Acquisition Document, assign, sell or otherwise transfer or

dispose of any of its notes receivable, accounts receivable and chattel paper, whether with or without recourse;



          m.   Stock of or Ownership Interest in Subsidiary.

Issue or sell any stock of or other ownership interest in any

Subsidiary, except (i) to the minimum extent required by any applicable Law to enable any individual to serve as a director of such Subsidiary, (ii) as a Distribution to the shareholders of or holders of other ownership interests in such Subsidiary and (iii)

to any Related Entity; or



          n.   Full Disclosure.  Provide to the Bank or permit to

be provided to the Bank on its behalf any certificate, financial statement or other writing that contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact

contained therein not incorrect or misleading in any material respect.



          9.   INDEBTEDNESS IMMEDIATELY DUE.  Upon or at any time

or from time to time after the occurrence or existence of any

Event of Default other than, with respect to the Borrower, an

Event of Default described in clause (iv) of Section 1n of this

Agreement, the aggregate outstanding principal amounts of all

Loans, all interest payable pursuant to this Agreement and

remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid shall,

at the sole option of the Bank and without any notice, demand,

presentment or protest of any kind (each of which is knowingly,

voluntarily, intentionally and irrevocably waived by the

Borrower), become immediately due.  Upon the occurrence or

existence of, with respect to the Borrower, any Event of Default described in such clause (iv), such aggregate outstanding

principal amounts, all such interest and all such other amounts shall, without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), automatically become

immediately due.  Upon such aggregate outstanding principal

amounts, all such interest and all such other amounts becoming immediately due, any obligation of the Bank to make any

additional Loan shall terminate.



          10.  EXPENSES; INDEMNIFICATION.



          a.   Loan Document Expenses.  The Borrower shall pay to

the Bank on demand made by the Bank each cost and expense

(including, but not limited to, (i) the reasonable fees of

counsel to the Bank for time actually expended or to be expended but not in excess of $30,000 other than with respect to, as

determined by the Bank, special issues relating to the perfection of security interests in collateral, (ii) the disbursements of counsel to the Bank and (iii) each documentary stamp or other excise or property tax, assessment, fee and charge) incurred by the Bank in connection with (i) the preparation of, entry into or performance of any Loan Document, whether or not any Loan is made, or (ii) any modification of or release, consent or waiver relating to any Loan Document, whether or not such modification,

release, consent or waiver becomes effective.



          b.   Collection Expenses.  The Borrower shall pay to

the Bank on demand made by the Bank each cost and expense

(including, but not limited to, the reasonable fees and

disbursements of counsel to the Bank, whether retained for

advice, litigation or any other purpose) incurred by the Bank in endeavoring to (i) collect any of the outstanding principal

amount of any Loan, any interest payable pursuant to this

Agreement and remaining unpaid or any other amount payable by the

Borrower to the Bank pursuant to this Agreement and remaining unpaid, (ii) preserve or exercise any right or remedy of the Bank relating to, enforce or realize upon any collateral,

subordination, guaranty, endorsement or other security or

assurance of payment, whether now existing or hereafter arising,

that now or hereafter directly or indirectly secures the

repayment or payment of or is otherwise now or hereafter directly or indirectly applicable to any of such outstanding principal amount, any such interest or any such other amount, (iii)

preserve or exercise any right or remedy of the Bank pursuant to any Loan Document or (iv) defend against any claim, regardless of the basis or outcome thereof, asserted against the Bank as a direct or indirect result of the entry into any Loan Document,

except for any claim for any tax imposed by any Governmental

Authority upon any income of the Bank or any interest or penalty relating to any such tax.



          c.   Expenses Due to Law Changes.  The Borrower shall

pay to the Bank on demand made by the Bank each amount necessary to compensate the Bank for any liability, cost or expense that is a direct or indirect result of (i) any increase in the amount of capital required or expected to be maintained by the Bank or any bank holding company of the Bank with respect to any Loan or the obligation of the Bank to make any Loan that is due to (A) after the date of this Agreement, the enactment or issuance of or any change in any Law relating to capital adequacy of banks and

banking holding companies or (B) the compliance by the Bank or such bank holding company with any request or direction relating to such capital made or issued by any Governmental Authority after the date of this Agreement or (ii) any imposition or

application of or increase in any reserve or similar requirement applicable to assets or liabilities of, deposits with or credit extended by the Bank, or for the account of the Bank, that

increases the cost to the Bank of making, funding or maintaining any Loan and is due to, after the date of this Agreement, the enactment or issuance of or any change in any Law, except for any reserve or similar requirement reflected in the rate of interest charged on any Libor Rate Portion.  The determination by the Bank of the amount necessary to compensate the Bank for any such

liability, cost or expense shall, in the absence of manifest error, be conclusive and binding upon the Borrower.



          d.   Libor Expenses.  The Borrower shall pay to the

Bank upon demand made by the Bank each amount necessary to

compensate the Bank for any liability, cost or expense that is a direct or indirect result of, whether by reason of any reduction in yield, by reason of the liquidation or reemployment of any deposit or other funds acquired by the Bank, by reason of the fixing of the rate of interest payable on any Libor Rate Portion or otherwise, (i) any attempt by the Borrower to revoke any Libor

Rate Election or repay in full or part any Libor Rate Portion during any Libor Rate Period for such Libor Rate Portion, any failure by the Borrower to fulfill by the date that any Revolving

Loan the request for which is combined with a Libor Rate Election is to be made by the Bank any condition upon which the making of such Loan is conditioned or (ii) the maturity, whether by

acceleration or otherwise, of the aggregate outstanding principal amounts of all Loans.  The determination by the Bank of the

amount necessary to compensate the Bank for any such liability,

cost or expense shall, in the absence of manifest error, be

conclusive and binding upon the Borrower.



          e.   Environmental Indemnification.  The Borrower shall

indemnify the Bank and each officer, employee, accountant,

attorney and other agent of the Bank on demand made by the Bank against each liability, cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank or such officer, employee, accountant, attorney or other agent, whether retained for advice, litigation or any other

purpose, and all costs of any investigation, monitoring, removal,

remediation or restoration) imposed on, incurred by or asserted against the Bank or such officer, employee, accountant, attorney or other agent as a direct or indirect result of (i) any Release or threatened Release of any Hazardous Material at, in, on or under any property now or previously owned, leased as a lessee or used by any Related Entity, (ii) any active or abandoned

underground storage tank at, in, on or under any such property,

(iii) any polychlorinated biphenyl or friable asbestos at, in, on or under any such property, (iv) the existence of any condition at, in, on or under any such property that gives or might give rise to any liability pursuant to any Environmental Law or

(v) any Related Entity transporting or arranging for the

transportation of any Hazardous Material to or from any property.



          11.  NOTICES.  Each notice and other communication by

the Bank to the Borrower, or by the Borrower to the Bank,

relating to this Agreement (a) shall be given in writing

(including, but not limited to, facsimile), (b) if given by

facsimile, shall be directed to the intended recipient thereof at the last telephone number for receipt of facsimiles by such

intended recipient shown in the following sentence or at such other telephone number for receipt of facsimiles by such intended recipient as may at any time or from time to time be specified in any notice given by such intended recipient to the giver of such notice as provided in this sentence, (c) if given otherwise,

shall be directed to such intended recipient at the address of such intended recipient shown in the following sentence or at such other address as may at any time or from time to time be specified in any notice given by such intended recipient to the giver of such notice as provided in this sentence and (d) if sent by mail or overnight courier service, shall be deemed to have been given when deposited in the mail, first-class or certified postage prepaid, or accepted by any post office or overnight courier service for delivery and to have been received by such intended recipient upon the earlier of (i) the actual receipt thereof or (ii) three days after being so deposited or accepted.

Each such notice and other communication shall (a) if to the

Bank, be directed to (i) if given by facsimile, Manufacturers and

Traders Trust Company, Attention: Western New York Commercial

Banking Department, at 716-848-7318 or (ii) if given otherwise,

Manufacturers and Traders Trust Company, One Fountain Plaza,

Buffalo, New York 14240, Attention: Western New York Commercial

Banking Department, or (b) if to the Borrower, be directed to (i)

if given by facsimile, Comptek Research, Inc., Attention:

Christopher A. Head, General Counsel, at 716-677-0014 or (ii) if

given otherwise, Comptek Research, Inc., 2732 Transit Road,

Buffalo, New York 14224, Attention: Christopher A. Head, General

Counsel.



          12.  MISCELLANEOUS.



          a.   Term; Survival.  The term of this Agreement shall

be the period beginning on the date of this Agreement and ending on the later of (i) the Revolving Loan Maturity Date or (ii) the date the principal amount of each Loan, all interest payable pursuant to this Agreement and all other amounts payable by the

Borrower to the Bank pursuant to this Agreement have been fully and indefeasibly repaid, paid or otherwise discharged.  The

obligation of the Borrower to pay liabilities, costs and expenses described in Section 10 of this Agreement shall survive beyond the term of this Agreement.



          b.   Survival; Reliance.  Each representation,

warranty, covenant and agreement of the Borrower contained in this Agreement shall survive the making of each Loan and the execution and delivery to the Bank of each Loan Document and shall continue in full force and effect during the term of this

Agreement. Each such representation, warranty, covenant and

agreement shall be presumed to have been relied upon by the Bank regardless of any investigation made or not made, or any

information possessed or not possessed, by the Bank.



          c.   Right of Setoff.  Upon and at any time and from

time to time after any occurrence or existence of any Event of

Default, except to the extent prohibited by any applicable Law,

(i) the Bank shall have the right, at the sole option of the Bank and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on, and set off against the aggregate outstanding principal amounts of all Loans,

all interest payable pursuant to this Agreement and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid, each

indebtedness and other obligation of the Bank in any capacity to,

in any capacity and whether alone or otherwise, the Borrower,

whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or

otherwise, and (ii) each holder of any participation in any

unpaid indebtedness of the Borrower to the Bank pursuant to this

Agreement shall have the right, at the sole option of such holder and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on, and set off against such unpaid indebtedness, to the extent of such holder's participation in such unpaid indebtedness, each indebtedness and other obligation of such holder in any capacity to, in any

capacity and whether alone or otherwise, the Borrower, whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or

otherwise.  Such setoff shall become effective at the time the

Bank or such holder opts therefor even though evidence thereof is not entered on the records of the Bank or such holder until

later.



          d.   Assignment or Grant of Participation.  The Bank

shall have the right to assign or otherwise transfer or grant any participation in this Agreement, any indebtedness or other

obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement.  The

Borrower shall not assign or otherwise transfer any right or indebtedness or other obligation of the Borrower pursuant to this

Agreement without the prior written consent of the Bank, and any such assignment or other transfer without such prior written consent shall be void.  No consent by the Bank to any such

assignment or other transfer shall release the Borrower from any such indebtedness or other obligation.



          e.   Binding Effect.  This Agreement shall be binding

upon the Borrower and each direct or indirect successor and

assignee of the Borrower and shall inure to the benefit of and be enforceable by the Bank and each direct or indirect successor and assignee of the Bank.



          f.   Entire Agreement, Modifications and Waivers.  This

Agreement contains the entire agreement between the Bank and the

Borrower with respect to the subject matter of this Agreement and supersedes each action heretofore taken or not taken, each course of conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of the Bank or the Borrower with respect thereto.  No action heretofore or hereafter taken or not taken,

no course of conduct heretofore or hereafter pursued, accepted or acquiesced in, no oral or written agreement or representation heretofore made, and no oral agreement or representation

hereafter made, by or on behalf of the Bank or the Borrower shall modify or terminate this Agreement, impair or otherwise adversely affect any indebtedness or other obligation of the Bank or the

Borrower pursuant to this Agreement or any right or remedy of the

Bank or the Borrower pursuant to this Agreement or arising as a result of this Agreement or operate as a waiver of any such right or remedy.  No modification of this Agreement or waiver of any such right or remedy shall be effective unless made in a writing duly executed by the Bank and the Borrower and specifically

referring to such modification or waiver.



          g.   Rights and Remedies Cumulative.  All rights and

remedies of the Bank or the Borrower pursuant to this Agreement or arising as a result of this Agreement shall be cumulative, and no such right or remedy shall be exclusive of any other such right or remedy.  For example, all rights and remedies of the

Bank pursuant to Section 9 of this Agreement shall be in addition to all other rights and remedies of the Bank, whether pursuant to any Loan Document or applicable law.



          h.   Requests.  Each request of the Bank pursuant to

this Agreement may be made (i) at any time and from time to time,

(ii) at the sole option of the Bank and (iii) whether or not any

Event of Default or Potential Event of Default has occurred or existed.



          i.   Extent of Consents and Waivers.  Each consent and

waiver of the Bank or the Borrower contained in this Agreement shall be deemed to have been given to the extent permitted by applicable law.



          j.   Directly or Indirectly.  Any provision of this

Agreement that prohibits or has the effect of prohibiting any

Related Entity from taking any action shall be construed to

prohibit it from taking such action directly or indirectly.



          k.   Accounting Terms and Computations.  Each

accounting term used in this Agreement shall be construed as of any time in accordance with generally accepted accounting

principles as in effect at such time.  Each accounting

computation that this Agreement requires to be made as of any time shall be made in accordance with such principles as in

effect at such time, except where such principles are

incompatible with any requirement of this Agreement.



          l.   Reference to Law.  Any reference in this Agreement

to any Law shall be deemed to be as of any time a reference to such Law as in effect at such time or, if such Law is not in effect at such time, a reference to any similar Law in effect at such time.



          m.   Reference to Governmental Authority.  Any

reference in this Agreement to any Governmental Authority shall be deemed to be as of any time after such Governmental Authority ceases to exist a reference to the successor of such Governmental

Authority at such time.



          n.   Severability.  Whenever possible, each provision

of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law.  If, however, any such provision shall be prohibited by or invalid under such law, it shall be deemed modified to conform to the minimum requirements of such law, or, if for any reason it is not deemed so modified,

it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.



          o.   Governing Law.  This Agreement shall be governed

by and construed, interpreted and enforced in accordance with the internal law of the State of New York, without regard to

principles of conflict of laws.



          p.   Headings.  In this Agreement, headings of sections

are for convenience of reference only and have no substantive effect.



          13.  CONSENTS AND WAIVERS RELATING TO LEGAL

PROCEEDINGS.



          a.   JURISDICTIONAL CONSENTS AND WAIVERS.  THE BORROWER

KNOWINGLY, VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY (i)

CONSENTS IN EACH ACTION AND OTHER LEGAL PROCEEDING COMMENCED BY

THE BANK IN CONNECTION WITH ANY LOAN, ANY LOAN DOCUMENT OR ANY

COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER

SECURITY OR ASSURANCE OF PAYMENT, WHETHER NOW EXISTING OR

HEREAFTER ARISING, THAT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY

SECURES THE REPAYMENT OR PAYMENT OF OR IS OTHERWISE NOW OR

HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE

PRINCIPAL AMOUNT OF ANY LOAN, ANY INTEREST PAYABLE PURSUANT TO

THIS AGREEMENT OR ANY OTHER AMOUNT PAYABLE BY THE BORROWER TO THE

BANK PURSUANT TO THIS AGREEMENT TO THE PERSONAL JURISDICTION OF

ANY COURT THAT IS EITHER A COURT OF RECORD OF THE STATE OF NEW

YORK OR A COURT OF THE UNITED STATES LOCATED IN THE STATE OF NEW

YORK, (ii) WAIVES EACH OBJECTION TO THE LAYING OF VENUE OF ANY

SUCH ACTION OR OTHER LEGAL PROCEEDING, (iii) WAIVES PERSONAL

SERVICE OF PROCESS IN EACH SUCH ACTION AND OTHER LEGAL

PROCEEDING, (iv) CONSENTS TO THE MAKING OF SERVICE OF PROCESS IN

EACH SUCH ACTION AND OTHER LEGAL PROCEEDING BY REGISTERED MAIL

DIRECTED TO THE BORROWER AT THE LAST ADDRESS OF THE BORROWER

SHOWN IN THE RECORDS RELATING TO THIS AGREEMENT MAINTAINED BY THE

BANK, WITH SUCH SERVICE OF PROCESS TO BE DEEMED COMPLETED FIVE

DAYS AFTER THE MAILING THEREOF AND (v) CONSENTS TO EACH FINAL

JUDGMENT THAT IS OBTAINED AS A DIRECT OR INDIRECT RESULT OF ANY

SUCH ACTION OR OTHER LEGAL PROCEEDING BEING SUED UPON IN ANY

COURT HAVING JURISDICTION WITH RESPECT THERETO AND ENFORCED IN

THE JURISDICTION IN WHICH SUCH COURT IS LOCATED AS IF ISSUED BY

SUCH COURT.



          b.   WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN

DAMAGES.  EACH OF THE BANK AND THE BORROWER KNOWINGLY,

VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY WAIVES EACH RIGHT IT

MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO, AND EACH RIGHT TO

ASSERT ANY CLAIM FOR DAMAGES (INCLUDING, BUT NOT LIMITED TO,

PUNITIVE DAMAGES) IN ADDITION TO ACTUAL AND CONSEQUENTIAL DAMAGES

IN, ANY ACTION OR OTHER LEGAL PROCEEDING, WHETHER BASED ON ANY

CONTRACT OR NEGLIGENT, INTENTIONAL OR OTHER TORT OR OTHERWISE, IN

CONNECTION WITH (i) ANY LOAN, ANY LOAN DOCUMENT OR ANY

COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER

SECURITY OR ASSURANCE OF PAYMENT, WHETHER NOW EXISTING OR

HEREAFTER ARISING, THAT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY

SECURES THE REPAYMENT OR PAYMENT OF OR IS OTHERWISE NOW OR HEREAF

TER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE PRINCIPAL

AMOUNT OF ANY LOAN, ANY INTEREST PAYABLE PURSUANT TO THIS

AGREEMENT OR ANY OTHER AMOUNT PAYABLE BY THE BORROWER TO THE BANK

PURSUANT TO THIS AGREEMENT OR (ii) ANY ACTION HERETOFORE OR

HEREAFTER TAKEN OR NOT TAKEN, ANY COURSE OF CONDUCT HERETOFORE OR

HEREAFTER PURSUED, ACCEPTED OR ACQUIESCED IN, OR ANY ORAL OR

WRITTEN AGREEMENT OR REPRESENTATION HERETOFORE OR HEREAFTER MADE,

BY OR ON BEHALF OF THE OTHER IN CONNECTION WITH ANY LOAN, ANY

LOAN DOCUMENT OR ANY SUCH COLLATERAL, SUBORDINATION, GUARANTY,

ENDORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT.  THIS

SECTION 13b IS A MATERIAL INDUCEMENT FOR EACH OF THE BANK AND THE

BORROWER IN CONNECTION WITH ITS ENTRY INTO THIS AGREEMENT.



          The Bank and the Borrower have caused this Agreement to

be duly executed on the date shown at the beginning of this Agree ment.



                    MANUFACTURERS AND TRADERS TRUST COMPANY


          /s/Mark E. Hoffman
By___________________________________________________
                         Mark E. Hoffman
                         Vice President


                    COMPTEK RESEARCH, INC.


               /s/John J. Sciuto
By___________________________________________________
                         John J. Sciuto
                         Chairman, President and Chief Executive
Officer
                        ACKNOWLEDGMENTS


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )


     On the 14th day of May in the year 1998, before me

personally came Mark E. Hoffman, to me known, who, being by me duly sworn, did depose and say that he resides at 120 Dorset

Drive, Tonawanda, New York 14223; that he is a Vice President of

Manufacturers and Traders Trust Company, the corporation

described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

     /s/Betsy J.Mills

__________________________________________
                              Notary Public



STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )


          On the 14th day of May in the year 1998, before me

personally came John J. Sciuto, to me known, who, being by me duly sworn, did depose and say that he resides at 6392 Black

Walnut Court, East Amherst, New York 14051; that he is the

Chairman, President and Chief Executive Officer of Comptek

Research, Inc., the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.



     /s/Betsy J. Mills
__________________________________________
                              Notary Public

                           EXHIBIT A



Permitted Affiliate Transactions.

1. Employment contracts by and between the Related Entities and certain Affiliates and employees as are currently in force or entered into in connection with the Acquisition and the renewal or extension of the same on substantially similar terms.

2. Loan by Comptek Federal Systems, Inc. to John J. Sciuto in the principal amount of $218,415, having a currently outstanding principal balance of $168,000.

3. The granting of benefits, rights, loans, awards, stock options to any Affiliate pursuant to the terms of the currently in effect incentive plans and the renewal or extension of the same on substantially similar terms.

Permitted Indebtedness.

1.   Loan from Rand Capital Corporation to Comptek Research, Inc.
     in the principal amount of $164,285 as evidenced by a Promissory Note dated September 13, 1994; having an outstanding balance of $51,000.

2.   Borrowing by Comptek Research, Inc. from KeyBank National
     Association under interest rate swap arrangements entered into as of May 5, 1998.

3.   Environmental indemnification letter agreement dated October
     19, 1994, issued by Comptek Research, Inc. to Elgin E2, Inc.
     in connection with the sale of assets of Industrial Systems
     Service, Inc., a wholly owned subsidiary of Comptek
     Research, Inc.

4. Guarantee by Comptek Research, Inc. of PRB's Associates, Inc.'s obligations under Lease Agreement dated May 1, 1998, relating to PRB's Associates, Inc.'s principal offices located at 43865 Airport View Drive, Hollywood, Maryland 20636.

5. Guaranty of Payment and Performance, dated as of May 5, 1998, to KeyBank National Association by each of Comptek Federal Systems, Inc., Comptek Research International Corp., Comptek Research, Ltd. and PRB Associates, Inc., relating to obligations of Comptek Research, Inc. under interest rate swap arrangements referred to above, with such guaranties to be in substantially the same form as provided to the Bank prior to the execution thereof.

Permitted Investments and Loans.

1.   Promissory Note issued by Key International, Inc. to
     Industrial Systems Service, Inc. dated October 19, 1994 and assigned to Comptek Research, Inc. having an outstanding balance of $140,000.

     2. The repurchase of shares of Comptek Research, Inc. pursuant to authorization of the Board of Directors of Comptek Research, Inc.; provided however, not more than 50,000 shares are repurchased after the date of this Agreement without the consent of the Bank.

Permitted Liens

     Any security interest (1) previously granted by any Related Party to any secured party or assignee thereof named in any financing statement described in Rider 1 attached to an made a part of this Exhibit A (except for any such financing statement designated therein `TO BE TERMINATED" or "TO BE ASSIGNED TO M&T"), but only to the extent that such security interest shall (a) cover any property described in such financing statement and (b) secure payment of the unpaid balance of the purchase price, or the unpaid balance of lease obligations relating to the use, of such property, any interest accrued or to accrue on such unpaid balance and reasonable expenses of collection in connection therewith or
     (2) granted or to be granted to KeyBank National Association by any of Comptek Research, Inc., Comptek Federal Systems, Inc., Comptek Research International Corp., Comptek Research, Ltd. or PRB pursuant to Security Agreements, dated as of May 5, 1998, in substantially the same form as provided to the Bank prior to the execution thereof.

Fiscal Year of Related Entities

     The fiscal year end of the Related Entities are as follows:

          Comptek Research, Inc.                  March 31

          Comptek Federal Systems, Inc.           March 31
          Comptek Research, Ltd.                  March 31

          Comptek Research International Corp.    April 30

          PRB Associates, Inc.                    December 31

          SimWright, Inc.                         December 31

          DeVoe and Matthews, LC                  December 31


In addition, the following corporate entities are 100% owned by Comptek Research, Inc., but hold no assets and are not engaged in any operating activities:

     Industrial Service Systems, Inc.
     Comptek Telecommunications, Inc.
     Comptek Technical Services, Inc.

                      RIDER 1 TO EXHIBIT A


     SUMMARY OF UNIFORM
   COMMERCIAL CODE SEARCH
          RESULTS

A.    COMPTEK RESEARCH, INC.

1.    New York Secretary of
 State (as of 5/4/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description
First National Bank of
Maryland (debtor:  Comptek    097252     5/6/93    Specific leased
Federal Systems, Inc.)                             equipment
                              047931     3/8/96    All personal
Manufacturers and Traders                          property
Trust Company

2.    Erie County, NY Clerk
 (5/6/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

Manufacturers and Traders     Q23/6571   3/27/96   All personal
Trust Company                                      property

Manufacturers and Traders     Q23/6576   3/27/96   All personal
Trust Company                                      property
Debtor:  Comptek Research,
International Corp.

BCOMPTEK FEDERAL SYSTEMS,
 INC.

1.    New York Secretary of
 State (as of 5/4/98)

                               Number    Original
 Secured Party or Assignee                Filing   Brief Collateral
                                           Date       Description

First National Bank of        097252     5/6/93    Specific leased
Maryland                                           equipment

Siemens Credit Corporation    183202     8/26/93   Specific leased
                                                   equipment

     Amendment (debtor's      006250     1/10/96
     address)

O/E Systems, Inc. d/b/a M/C   190521     9/7/93    Specific leased
Leasing                                            equipment

Montgomery Leasing Co.        213110     10/19/94  Specific leased
                                                   equipment

Tricon Capital Corp.          258952     12/22/94  Specific leased
                                                   equipment

Vanguard Financial Service    110367     5/31/95   Specific leased
Corp.                                              equipment

Manufacturers and Traders     047933     3/8/96    All personal
Trust Company                                      property

2.    Erie County, NY Clerk
 (as of 5/6/98)


                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

First National Bank of        006145     5/13/93   Specific leased
Maryland                                           equipment

O/E Systems, Inc. d/b/a M/C   012756     9/9/93    Specific leased
Leasing                                            equipment

Siemens Credit Corporation    Q21/       9/1/93    Specific leased
                              5334                 equipment

     Amendment (debtor's                 1/9/96
     address)

Montgomery Leasing Co.        Q13/       10/24/94  Specific leased
                              9716                 equipment

Vanguard Financial Service    Q18/0624   6/6/95    Specific leased
Corp.                                              equipment

Manufacturers and Traders     Q23/       3/27/96   All personal
Trust Company                 6573                 property

3.    Virginia State
 Corporation Commission (as
 of 4/30/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

First National Bank of        930506     5/6/93    Specific leased
Maryland                      7128                 equipment

Sanwa Leasing Corp.           930628     6/28/93   Specific leased
                              7522                 equipment


Siemens Credit Corporation    930826     8/26/93   Specific leased
                              7011                 equipment

Montgomery Leasing Co.        940629     6/29/94   Specific leased
                              7208                 equipment

Montgomery Leasing Co.        940629     6/29/94   Specific leased
                              7209                 equipment

FINOVA Capital Corporation    950911     9/11/95   Specific leased
                              7808                 equipment


Manufacturers and Traders     960311     3/11/96   All personal
Trust Company                 7142                 property

4.    Arlington County,
 Virginia Clerk of Circuit
 Court (as of 5/1/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

First Nation Bank of          52367      5/12/93   Specific leased
Maryland                                           equipment

Sanwa Leasing Corp.           52535      6/28/93   Specific leased
                                                   equipment

Montgomery Leasing Co.        54053      7/5/94    Specific leased
                                                   equipment

Montgomery Leasing Co.        54057      7/5/94    Specific leased
                                                   equipment

FINOVA Capital Corporation    655685     9/11/95   Specific leased
                                                   equipment

Manufacturers and Traders     56388      3/22/96   All personal
Trust Company                                      property

5.    King George County,
 Virginia Clerk of Circuit
 Court (as of 4/28/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

Manufacturers and Traders     6784       8/1/97    All personal
Trust Company                                      property

6.    Virginia Beach,
 Virginia Clerk of Circuit
 Court (as of 5/6/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

Siemens Credit Corporation    93-3304    8/27/93   Specific leased
                                                   equipment

Manufacturers and Traders     96-1121    3/27/96   All personal
Trust Company                                      property

7.    California Secretary
 of State (as of 5/1/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

White Oak Equipment Leasing   93110570   6/1/93    Specific leased
Corp.                                              equipment

Santa Barbara Leasing

Colonial Pacific Leasing -    93167921   8/17/93   Specific leased
Assignee  (Comptek Research,                       equipment
Inc. listed as additional
debtor)

Toshiba Easy Lease

TriCon Capital - Assignee     94186923   9/12/94   Specific
                                                   equipment

Vanguard Financial Service    95158603   6/5/95    Specific leased
Corp                          01                   equipment

American Leaseline            95290604   10/12/95  Specific
Corporation                   27                   equipment

Manufacturers and Traders     96073600   3/11/96   All personal
Trust Company                 53                   property

8.    Florida Secretary of
 State (as of 5/5/98) - NONE

9.    Mississippi Secretary
 of State (as of 5/8/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

Manufacturers and Traders     00968746   3/28/96   All personal
Trust Company                                      property

10.   Jackson County,
 Mississippi (as of 5/4/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

Manufacturers and Traders     9686609    3/13/96   All personal
Trust Company                                      property

11.   New Jersey Secretary
 of State (as of 5/14/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

Manufacturers and Traders     1686864    3/11/96   All personal
Trust Company                                      property

C.    COMPTEK RESEARCH
 INTERNATIONAL CORP.

1.    New York Secretary of
 State (as of 5/8/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

Manufacturers and Traders     047928     3/8/96    All personal
Trust Company                                      property

2.    Erie County, New York
 Clerk (as of 5/8/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

Manufacturers and Traders     Q23/       3/27/96   All personal
Trust Company                 6576                 property

D.    COMPTEK RESEARCH, LTD.

1.    New York Secretary of
 State (as of 5/4/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

First National Bank of        097252     5/6/93    Specific leased
Maryland (Debtor:  Comptek                         equipment
Federal Systems, Inc.)

Manufacturers and Traders     047931     3/8/96    All personal
Trust Company (Debtor:                             property
Comptek Research, Inc.)

2.    Erie County, New York
 Clerk (as of 5/8/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

First National Bank of        006145     5/13/93   Specific
Maryland (Debtor:  Comptek                         equipment
Federal Systems, Inc.)

Manufacturers and Traders     Q23/       3/27/96   All personal
Trust Company (Debtor:        6571                 property
Comptek Research, Inc.)

Manufacturers and Traders     Q23/       3/27/96   All personal
Trust Company (Debtor:        6576                 property
Comptek Research
International Corp.)

E.    PRB Associates, Inc.

1.    California Secretary
 of State (as of 5/4/98) -
 NONE

2.    Florida Secretary of
 State (as of 4/29/98) -
 NONE

3.    Okaloosa County,
 Florida Clerk of Circuit
 Court (as of 5/4/98) - NONE

4.    Maryland Secretary of
 State (as of 4/20/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

Maryland National Bank        72228112   8/10/87   Accounts -
                                                   proceeds and
                                                   products therof
                                                   (TO BE
                                                   TERMINATED)

MPI Business Systems          16185755   7/3/96    Specific
                              7                    equipment

5.    St. Mary's County,
 Maryland (as of 5/1/98)

                                         Original
                                          Filing   Brief Collateral
 Secured Party or Assignee     Number      Date       Description

St. Mary's Professional       31982      1/20/86   Specific
Equipment Leasing Company     (073/                equipment
                              180)

Maryland National Bank        32908      8/11/87   Accounts (TO BE
                              (076/267             TERMINATED)
                              )

6.    South Carolina
 Secretary of State (as of
 5/1/98) - NONE

7.    Virginia State
 Corporation Commission (as
 of 4/30/98) - NONE

8.    Arlington County,
 Virginia Clerk of Circuit
 Court (as of 5/1/98) - NONE

9.    Washington Department
 of Licensing (as of
 4/28/98)- NONE

F.    SIMWRIGHT, INC.

1.    Florida Secretary of
 State (as of 5/5/98)

                                         Original
                                          Filing
 Secured Party or Assignee     Number      Date    Brief Collateral
                                                      Description

PRB Associates, Inc.          98000005   3/16/98   Accounts,
                              6769                 Inventory,
                                                   Equipment,
                                                   Chattel Paper,
                                                   Documents,
                                                   Instruments and
                                                   General
                                                   Intangibles (TO
                                                   BE ASSIGNED TO
                                                   M&T)

G.    DEVOE AND MATTHEWS,
 L.C.

1.    Florida Secretary of
 State (as of 5/5/98) - NONE




                            EXHIBIT B


                         ________________


Manufacturers and Traders Trust Company
One M&T Plaza
Buffalo, New York 14240

Ladies and Gentlemen:

          We refer to a Corporate Revolving and Term Loan
Agreement, dated May ___, 1998, between you and us (the "Loan
Agreement").  In this letter, the term "Revolving Loan Maturity
Date" has the meaning given it in the Loan Agreement.

          Pursuant to Section 2j of the Loan Agreement, we are requesting that the Revolving Loan Maturity Date be extended from March 31, ___ to March 31, ___. We acknowledge that, if prior to the Revolving Loan Maturity Date you execute and deliver to us this letter, the Revolving Loan Maturity Date shall automatically be extended to March 31, ___ and that, if you do not so execute and deliver this letter, the Revolving Loan Maturity Date shall remain March 31, ___.

                              Very truly yours,

                         COMPTEK RESEARCH, INC.


                         By
_______________________________________
                                                  Title


Accepted and agreed to this
_____ day of ________________.


MANUFACTURERS AND TRADERS TRUST COMPANY


By_____________________________________
                         Title



CORPORATE:180547_5 (3VB7_5)



                          EXHIBIT 10.8m

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       2
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00209                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54552                       7-03KF-54
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: Linda Cooper/SEA-0251         BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
DUNS No. 78-999-5610            |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        90 MAR 30
 CODE OTTJ6 |  FACILITY CODE    |   |

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

          /s/James E. Ertel                       01/16/98

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN

-----------------------------------------------------------------
(Signature of Contracting officer)   |            01/23/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                        N00024-90-C-5208
                                               N00024-98-FR-54552
                                           Modification of P00209
                                                      Page 2 of 2

The purpose of this modification is to decrease funds under Item
0033AC in the amount of $125,000 so the work can be performed on the follow on contract. As a result of this modification, the total amount funded to date is decreased by $125,000 from $48,044,140 to $47,919,140. As a result of this modification, the total estimated value of this contract remains $48,347,112.

1. In accordance with Limitation of Cost clause, $125,000 is hereby deobligated from Item 0033AC as follows:


 Item  Estimated Cost  Fixed Fee    CPFF     Man-days     Type
0033AC $-116,822       $-8,178   $-125,000             SCN-96

2. As a result of this modification, the total amount funded to date is decreased by $125,000 from $48,044,140 to $47,919,140.
     As a result of this modification, the total estimated value of this contract remains $48,347,112.

3.   All other terms conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00209
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0033AC            PH          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54552
    TI 97-X30 (B)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WB      WCL    0    068342     2D     000000   23027  400    001A
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   ($125,000.00)                        N0002496PD77025
                                        (LHD 7)
PAGE TOTAL     ($125,000.00)

GRAND TOTAL
-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/MARIA C. ANTHONY
MARIA C. ANTHONY

DATE:     11/21/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/IVY HAWKINS
              IVY HAWKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

12/23/97
-----------------------------------------------------------


                          EXHIBIT 10.9d

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       4
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00009                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54525/54540              7-03KF-54525/54540
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMAO BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/SEA0251             BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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


                          SEE ATTACHED PAGES

                             C-7028
                             C-8003
                             C-7026

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            2/3/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to: (1) add new subline
0001AM and (2) establish and fully fund Item, 0001aj and 0001am in the amount of $480,795. As a result of this modification the total amount funded to date is increased by $480,795 from $3,231,810 to $3,712,605. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:


ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE
0001    $6,406,738  $373,346   $6,780,084   182,651
0001AA     $50,084    $2,920      $53,004     1,548  RDT&E97
0001AB          $0        $0           $0         0  FMS
0001AC          $0        $0           $0         0  O&MN97
0001AD    $579,240   $33,770     $613,010    16,913  OPN97
0001AE    $333,878   $19,519     $353,397     9,749  SCN97
0001AF          $0        $0           $0         0  WPN97
0001AG     $30,057    $1,743      $31,800       929  MISC
0001AH    $283,478   $16,522     $300,000     8,760  O&MN98
0001AJ    $884,318   $51,544     $935,862    27,326  RDT&E98-ETS
0001AK    $112,070    $6,532     $118,602     3,463  SCN93
0001AL    $956,265   $55,735   $1,012,000    29,549  SCN96
0001AM    $278,683   $16,247     $294,930     8,612  RDT&E98
TOTAL   $9,914,811  $577,878  $10,492,689   289,500

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AJ and 0001AM:

     Item 0001AJ - The Contractor shall perform all services required under Technical Instruction 38013.

     Item 0001AM - The Contractor shall perform all services required under Technical Instructions 38093 and 37385.

     Items 0001AJ and 0001AM - The contractor shall perform all work required under Technical Instructions 38004, 38008,
     38009, 38010, 38011, 38013, 37385 and 38093.

3. Under Section F. DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AJ:

     Items 0001AJ - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $480,795 is hereby added as follows:

ITEM       EST. COST  FIXED FEE  TOTAL      MAN HOURS  TYPE
                                 CPFF
0001AJ      $175,626    $10,239   $185,865      5,427  RDT&E98-
                                                       ETS
0001AM      $278,683    $16,247   $294,930      8,612  RDT&E98
            $454,309    $26,486   $480,795     14,039

A summary of total contract funding is attached.

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE, add Items 0001AJ and 0001AM to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $480,795 from $3,231,810 to $3,712,605. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00009
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AM            BB          1781319        14EC           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498TI37385
    N0002498FR54525
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     980510   U2039  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $119,930.00                     N0002498AF114EC

PAGE TOTAL     $119,930.00

GRAND TOTAL    $119,930.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/D. GORDON

DATE:     11/04/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870X410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/8/98
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00009
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AM            BD          1781319        27HY           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR38093
    N0002498FR54525
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SCL    0    068342     2D     980360   21427  000    0010
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $175,000.00                     N0002498AF127HY

PAGE TOTAL     $175,000.00

GRAND TOTAL    $175,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/DENNIS T. TREMLES FOR
   CAPT. H.R. HAUSE, PMS430
   PH (703) 602-0647 X600  FAX (703) 602-0649


DATE:     12 DEC 97


COMPTROLLER APPROVAL:


SIGNATURE     /S/M.S. NEWMAN
              M.S. NEWMAN 703-602-2808
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/27/98
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                 P00009
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ            BA          1781319        84TA      252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR38013
    N0002498FR54540
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     980360   S0164  ETS    ETS0
-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $185,866.00                     N0002498AF184TA
                                   PE63582N

PAGE TOTAL     $185,866.00

GRAND TOTAL    $185,866.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND

DATE:     11/18/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/AUDREY T WILLS
              A.T. WILLS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/27/98
-----------------------------------------------------------

                               FUNDING SUMMARY
   ITEM          COST         FEE         TOTAL         HOURS
0001AA            $50,084       $2,920      $53,004        1,548
0001AD           $579,240      $33,770     $613,010       16,913
0001AE           $333,878      $19,519     $353,397        9,749
0001AG            $30,057       $1,743      $31,800          929
0001AH           $283,478      $16,522     $300,000        8,760
0001AJ           $884,318      $51,544     $935,862       27,326
0001AK           $112,070       $6,532     $118,602        3,463
0001AL           $956,265      $55,735   $1,012,000       29,549
0001AM           $278,683      $16,247     $294,930        8,612

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00010                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-97-FR-54535                    8-03KF-54535
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMAO SYRACUSE/BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                    111 W. HURON STREET
BUYER/SYMBOL: K. L. COOPER/SEA 0251        BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CAGE CODE 2X914 |FACILITY CODE |   |

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


                              C7027

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |             2/3/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


                                                 N00024-97-C-6431
                                                           P00010
                                                      PAGE 2 OF 3

The  purpose of this modification is to establish and fully  fund
Item  0001AH  in  the amount of $849,968.  As a  result  of  this modification  the  total amount funded to date  is  increased  by
$849,968  from  $3,712,605 to $4,562,573.  As a  result  of  this modification,  the total estimated value of this contrct  remains unchanged at $10,492,689 ($9,914,811 estimated cost and  $557,878
fixed  fee).   Accordingly, Contract N00024-97-c-6431  is  hereby
modified as follows:

1. Under Section B SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

 ITEM    EST.COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001     $5,603,543  $326,523   $5,930,116    157,835
0001AA      $50,084    $2,920      $53,004      1,548 RDT&E97
0001AB           $0        $0           $0          0 FMS
0001AC           $0        $0           $0          0 O&MN97
0001AD     $579,240   $33,770     $613,010     16,913 OPN97
0001AE     $333,878   $19,519     $353,397      9,749 SCN97
0001AF           $0        $0           $0          0 WPN97
0001AG      $30,057    $1,743      $31,800        929 MISC
0001AH   $1,086,623   $63,345   $1,149,968     33,578 O&MN98
0001AJ     $884,318   $51,544     $935,862     27,326 RDT&E98-ETS
0001AK     $112,070    $6,532     $118,602      3,463 SCN93
0001AL     $956,265   $55,735   $1,012,000     29,549 SCN96
0001AM     $278,683   $16,247     $294,930      8,612 RDT&E98
TOTAL    $9,914,761  $577,878  $10,492,689    289,502

2.   Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the
                   following for Items 0001AH:

     Item 0001AH - The Contractor shall perform all services required under Technical Instruction 37387.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AH:

     Items 0001AH - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

     Items 0001AJ-0001AM-The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $849,968 is hereby added as follows:

 ITEM    EST. COST  FIXED FEE   TOTAL CPFF  MAN HOURS     TYPE
0001AH     $803,145    $46,823    $849,968     24,817  O&MN98


A summary of total contract funding is attached.

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE., add Items 0001AH to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $849,968 from $3,712,605 to 4,562,573. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.


-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-5208                                 P00010
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AJ              BK        1781804        1U6N           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498TR37387
    N0002498FR54535
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SDF    0    068342     2D     000000   46N0F  ETS    00F0
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $849,968.00                     N0002498RA01U6N

PAGE TOTAL     $849,968.00

GRAND TOTAL
-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/BRIDGET L. SULTZ FOR
ZELMA PLUMMER, TAD D12

DATE:     1/28/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/C.L. LANCASTER
              C.L. LANCASTER 703-602-3870x410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/29/98
-----------------------------------------------------------

                               FUNDING SUMMARY
ITEM         COSTS        FEE          TOTAL         HOURS
0001AA            $50,084       $2,920      $53,004        1,548
0001AD           $579,240      $33,770     $613,010       16,913
0001AE           $333,878      $19,519     $353,397        9,749
0001AG            $30,057       $1,743      $31,800          929
0001AH         $1,086,623      $63,345   $1,149,968       33,578
0001AJ           $884,318      $51,544     $935,862       27,326
0001AK           $112,070       $6,532     $118,602        3,463
0001AL           $956,265      $55,735   $1,012,000       29,549
0001AM           $278,683      $16,247     $294,930        8,612

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00011                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54560                      8-03KF-54560
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                 DCMAO SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                   111 W. HURON STREET
BUYER/SYMBOL: L. Cooper/SEA-0251          BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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


                          SEE ATTACHED PAGES

                          C-7015/37353
                          C-7014/38094
                          C-8006/38103

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            2/3/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to create Items 0001AP and 0001AR and fully fund Items 0001AL, 0001AN, 0001AP and 0001AR in the amount of $739,968. As a result of this modification the total amount funded to date is increased by $739,968 from $4,562,573 to $5,302,541. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

 ITEM   EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS      TYPE
0001    $4,904,388  $285,760   $5,190,148   136,226
0001AA     $50,084    $2,920      $53,004     1,548  RDT&E97
0001AB          $0        $0           $0         0  FMS
0001AC          $0        $0           $0         0  O&MN97
0001AD    $579,240   $33,770     $613,010    16,913  OPN97
0001AE    $333,878   $19,519     $353,397     9,749  SCN97
0001AF          $0        $0           $0         0  WPN97
0001AG     $30,057    $1,743      $31,800       929  MISC
0001AH  $1,086,623   $63,345   $1,149,968    33,578  O&MN98
0001AJ    $884,318   $51,544     $935,862    27,326  RDT&E98-ETS
0001AK    $112,070    $6,532     $118,602     3,463  SCN93
0001AL  $1,139,578   $66,422   $1,206,000    35,214  SCN96
0001AM    $278,683   $16,247     $294,930     8,612  RDT&E98
0001AN    $321,270   $18,730     $340,000     9,928  OPN98
0001AP     $12,254      $714      $12,968       379  SCN91
0001AR    $182,368   $10,632     $193,000     5,635  SCN94
TOTAL   $9,914,811  $577,878  $10,492,689   289,500

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Item 0001AL - The Contrctor shall perofrm all services required under Technical Instruction 38094 and 38103.

     Item 0001AN - The Contractor shall perform all services required under Technical Instruction 37353.

     Item 0001AP - The Contractor shall perform all services required under Technical Instruction 38094.

     Item 0001AR - The Contrctor shall perform all services required under Technical Instruction 38094

     Items 0001AJ - 0001AR - The contractor shall perform all work required under Technical Instructions 38004, 38008,
     38009, 38010, 38011, 38013, 37385, 38093, 37387, 38094,
     38103 and 37353.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR.

     Items 0001AH - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

     Items 0001AJ - 0001AR - The Contractor shall provided the required services for this items from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $739,968 is hereby added as follows:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF   MAN HOURS     TYPE
0001AL    $183,313    $10,687     $194,000      5,664  SCN FY96
0001AN    $321,270    $18,730     $340,000      9,927  OPN FY98
0001AP     $12,254       $714      $12,968        379  SCN FY91
0001AR    $182,368    $10,632     $193,000      5,635  SCN FY94
          $699,205    $40,763     $739,968     21,605

A summary of total contract funding is attached.

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE., add Items 0001AL, 0001AN, 0001AP, and 0001AR to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $739,968 from $4,562,573 to $5,302,541. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00011
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AN            BE          1781810        52NG           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54560
    (TAR 37353)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

YX      E21    0    068342     2D     000000   NG777  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $340,000.00                     N0003998PDE8003

PAGE TOTAL     $340,000.00

GRAND TOTAL
-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/MARVIN C. ANTHONY

DATE:     12/31/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/E.G. LIGGENS
              E.G. LIGGENS 703-602-1354x318
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

22 JAN 1998
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00011
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AP            BH          1711611        8386           252
0001AR            BF          1741611        8386           252
0001AL            BG          1761711        8386           252



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54560
    (TAR 38094)
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

YX      WCL    0    068342     2D     000000   21879  429   001A
YX      WCL    0    068342     2D     000000   22202  429   001A
YX      WCL    0    068342     2D     000000   23027  400   001A

-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $12,968.00                      N0002497PD77019
                                   (LHD 5)
  $193.000.00                      N0002497PD77020
                                   (LHD 6)
   $69,000.00                      N0002497PD77021
                                   (LHD 7)

PAGE TOTAL     $274,968.00

GRAND TOTAL
-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/MARVIN C. ANTHONY

DATE:     12/29/97


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00011
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AL            BJ          1761711        8386           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54560
    (TAR 38103)
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WB      WCL    0    068342     2D     000000   23027  400    001A
-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $125,000.00                     N0002496PD77025
                                   (LHD 7)

PAGE TOTAL     $125,000.00

GRAND TOTAL
-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/MARVIN C. ANTHONY

DATE:     1/8/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/29/98
-----------------------------------------------------------

                               FUNDING SUMMARY
ITEM         COST         FEE          TOTAL         HOURS
0001AA            $50,084       $2,920      $53,004        1,548
0001AD           $579,240      $33,770     $613,010       16,913
0001AE           $333,878      $19,519     $353,397        9,749
0001AG            $30,057       $1,743      $31,800          929
0001AH         $1,086,623      $63,345   $1,149,968       33,578
0001AJ           $884,318      $51,544     $935,862       27,326
0001AK           $112,070       $6,532     $118,602        3,463
0001AL         $1,139,578      $66,422   $1,206,000       35,214
0001AM           $278,683      $16,247     $294,930        8,612
0001AN           $321,270      $18,730     $340,000        9,928
0001AP            $12,254         $714      $12,968          379
0001AR           $182,368      $10,632     $193,000        5,635

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00012                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54561                    8-03KF-54561
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                 DCMAO SYRACUSE/BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                   111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/SEA-0251K          BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 16-1411419              |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-90-C-5208
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
CAGE CODE 2X914 | FACILITY CODE |   |

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


                          SEE ATTACHED PAGES

                         TARs      38175
                                   38154
                                   38140

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            3/31/98
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                        N00024-97-C-6431
                             P00012
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0001AH, 0001aL, and 0001AR in the amount of $716,158. As a result of this modification the total amount funded to date is increased by $716,158 from $5,301,541 to $6,018,699 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

 ITEM   EST. COST  FIXED FEE  TOTAL CPFF   MAN HOURS     TYPE
0001    $4,227,115   $246,275  $4,473,390     115,298
0001AA     $50,084     $2,920     $53,004       1,548 RDT&E97
0001AB          $0         $0          $0           0 FMS
0001AC          $0         $0          $0           0 O&MN97
0001AD    $579,240    $33,770    $613,010      16,913 OPN97
0001AE    $333,878    $19,519    $353,397       9,749 SCN97
0001AF          $0         $0          $0           0 WPN97
0001AG     $30,057     $1,743     $31,800         929 MISC
0001AH  $1,228,360    $71,608  $1,299,968      37,957 O&MN98
0001AJ    $884,318    $51,544    $935,862      27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602       3,463 SCN93
0001AL  $1,559,248    $90,889  $1,299,968      48,182 SCN96
0001AM    $278,683    $16,247    $294,930       8,612 RDT&E98
0001AN    $321,270    $18,730    $340,000       9,928 OPN98
0001AP     $12,254       $714     $12,968         379 SCN91
0001AR    $298,234    $17,387    $315,621       9,216 SCN94
TOTAL   $9,914,811   $577,878 $10,142,520     289,500

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Item 0001AL - The Contractor shall perform all services required under Technical Instructions 38140 and 38175.

     Item 0001AR - The Contractor shall perform all services required under Technical Instruction 38154.

     Items 0001AJ - 0001AR - The contractor shall perform all work required under Technical Instructions 38004, 38008,
     38009, 38010, 38011, 38013, 37385, 38093, 37387, 38094,
     38103, 37353, 38140, 38175 and 38154.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Items 0001AH - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

     Items 0001AJ - 0001AR - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $716,158 is hereby added as follows:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001AH    $141,737     $8,263     $150,000      4,380 O&MNFY98
0001AL    $419,670    $24,467     $444,137     12,968 SCN FY98
0001AR    $115,866     $6,755     $122,621      3,580 SCN FY94
          $677,273    $39,485     $716,758     20,928

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE., add Items 0001AL, 0001AN, 0001AP, and 0001AR to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $716,158 from $5,302,541 to $6,018,699. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.



-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00012
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AH            BQ          1781804        2B5B           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54561
    TAR 38140
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SCL    0    068342     2D     000000   15BK3  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $150,000.00                     N0002498RA02B5B

PAGE TOTAL     $150,000.00

GRAND TOTAL    $150,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ROBERT BOYD 37730
ROBERT BOYD

DATE:     23-Feb-98


COMPTROLLER APPROVAL:


SIGNATURE     /S/S.M. SIMPKINS
              S.M. SIMPKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

MAR 20 1998
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00012
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AR            BL          1741611        A224           251
0001AR            BM          1741611        A224           251
0001AR            BN          1741611        A224           251



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54561
    TAR 38154
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

XN      WML    0    068342     2D     000000   21951   4SE   8118
XN      WML    0    068342     2D     000000   21952   4SE   8128
XN      WML    0    068342     2D     000000   21953   4SE   8138
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $40,874.00                      N0002494PD4D511
   $40,874.00
   $40,873.00


PAGE TOTAL     $122,621.00

GRAND TOTAL    $122,621.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CLIVE A HARDING
CLIVE A HARDING, BFM SEA 91WF

DATE:     23-Feb-98


COMPTROLLER APPROVAL:


SIGNATURE     /S/E. SPAULDING
              E. SPAULDING 703-302-5000x402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

3/10/98
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00012
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AL            BR          1761711        A224           252
0001AL            BP          1761711        A224           252



                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54561
    TAR 38175
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

3G      WML    0    068342     2D     000000   29999  400    1018
3G      WML    0    068342     2D     000000   22992  400    1028
-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $222,069.00                     N0002496PD4D211
   $222,068.00                     N0002496PD4D211


PAGE TOTAL     $444,137.00

GRAND TOTAL    $444,137.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/CLIVE A. HARDING
CLIVE A. HARDING, BFM, SEA 91WF

DATE:     23-Feb-98


COMPTROLLER APPROVAL:


SIGNATURE     /S/E. SPAULDING
              E. SPAULDING 703-602-5000x402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

3/10/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00013                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54620                    8-03KF-54620
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                 DCMAO SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                   111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/SEA-0251K          BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                | X |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
CAGE CODE 2X914 | FACILITY CODE |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H-2, ALLOTMENT OF
     |    FUNDS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                           SEE PAGE 2
                        TAR 38184/C-8016


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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            4/18/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                        N00024-97-C-6431
                                                           P00013
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Item 0001AN, in the amount of $170,000. As a result of this modification the total amount funded to date is increased by $170,000 from $6,018,699 to $6,188,699. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:


 ITEM   EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS      TYPE
0001    $4,066,480  $236,910   $4,303,390    110,325
0001AA     $50,084    $2,920      $53,004      1,548 RDT&E97
0001AB          $0        $0           $0          0 FMS
0001AC          $0        $0           $0          0 O&MN97
0001AD    $579,240   $33,770     $613,010     16,913 OPN97
0001AE    $333,878   $19,519     $353,397      9,749 SCN97
0001AF          $0        $0           $0          0 WPN97
0001AG     $30,057    $1,743      $31,800        929 MISC
0001AH  $1,228,360   $71,608   $1,299,968     37,957 O&MN98
0001AJ    $884,318   $51,544     $935,862     27,326 RDT&E98-ETS
0001AK    $112,070    $6,532     $118,602      3,463 SCN93
0001AL  $1,559,248   $90,889   $1,650,137     48,182 SCN96
0001AM    $278,683   $16,247     $294,930      8,612 RDT&E98
0001AN    $481,905   $28,095     $510,000     14,891 OPN98
0001AP     $12,254      $714      $12,968        379 SCN91
0001AR    $298,234   $17,387     $315,621      9,216 SCN94
TOTAL   $9,914,811  $577,878  $10,492,689    289,490

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Item 0001AN - The Contractor shall perform all services required under Technical Instructions 38184.

     Items 0001AJ-0001AR - The contractor shall perform all work required under Technical Instructions 38004, 38008, 38009,
     39010, 38011, 38013, 37385, 38093, 37387, 38094, 38103,
     37353, 38140, 38175, 38154 and 38184.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Items 0001AH - the Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

     Items 0001AG and 0001AR - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $170,000 is hereby added as follows:

 ITEM    EST COST    FIXED FEE   TOTAL CPFF  MAN HOURS    TYPE
0001AN    $160,635       $9,365     $170,000      4,964  OPNFY98

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE., add Item 0001AN to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $170,000 from $6,018,699 to $6,188,699. As a result of this modification, the total estimated value of this contract remains unchhanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-90-C-6431                                 P00013
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AN            BS          1781810        81GE           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54620
    TAR 38184
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3K    0    068342     2D     000000   GE003  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $170,000.00                     N0002498AF381GE

PAGE TOTAL     $170,000.00

GRAND TOTAL    $170,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/TAMMY SAMUELS
TAMMY SAMUELS, SEA 03KFP1

DATE:     3/4/98

COMPTROLLER APPROVAL:


SIGNATURE     /S/T. MILES
              T. MILES 703-602-9151x401
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APR 10 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00014                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54621                    8-03KF-54621
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                 DCMAO SYRACUSE/BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                   111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251              BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               | X |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
CAGE CODE 2X914|FACILITY CODE 0 |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H-2, ALLOTMENT
     |
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2
                         TAR's 38192/C-8012
                               38117/C-8005



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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |             4/13/98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                        N00024-97-C-6431
                                                           P00014
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Item 0001AH, in the amount of $599,987. As a result of this modification the total amount funded to date is increased by $599,987 from $6,188,699 to $6,788,686. As a resutl of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERIVCES and PRICES/COSTS, replace Item 0001 with the following ceilings:


 ITEM   EST. COST   FIXED FEE TOTAL CPFF   MAN HOURS     TYPE
0001    $3,499,546   $203,857  $3,703,403     92,816
0001AA     $50,084     $2,920     $53,004      1,548 RDT&E97
0001AB          $0         $0          $0          0 FMS
0001AC          $0         $0          $0          0 O&MN97
0001AD    $579,240    $33,770    $613,010     16,913 OPN97
0001AE    $333,878    $19,519    $353,397      9,749 SCN97
0001AF          $0         $0          $0          0 WPN97
0001AG     $30,057     $1,743     $31,800        929 MISC
0001AH  $1,795,294   $104,661  $1,899,955     55,476 O&MN98
0001AJ    $884,318    $51,544    $935,862     27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602      3,463 SCN93
0001AL  $1,559,248    $90,889  $1,650,137     48,182 SCN96
0001AM    $278,683    $16,247    $294,930      8,612 RDT&E98
0001AN    $481,905    $28,095    $510,000     14,891 OPN98
0001AP     $12,254       $714     $12,968        379 SCN91
0001AR    $298,234    $17,387    $315,621      9,216 SCN94
TOTAL   $9,914,811   $577,878 $10,492,689    289,500

2. Under Section C, SPECIFICATIUON OR STATEMENT OF WORK, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Item 0001AH - The Contractor shall perform all wervices required under Technical Instructions 38117 and 38192.

     Items 0001AJ - 0001AR - The contractor shall perform all work required under Technical Insturctions 38004, 38008,
     38009, 38010, 38011, 38013, 37385, 38093, 37387, 38094,
     38103, 37353, 38140, 38175, 38154 and 38184.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AL, 0001AN, 0001AP and 0001AR:

     Items 0001AH - the Contractor shall provided the required services for this items from the date of this modification through 30 September 1998.

     Items 0001AG and 0001AJ - 0001AR - The Contractor shall provided the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $599,987 is hereby added as follows:

ITEM   EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0001AH  $566,934     $33,053   $599,987      17,519 O&MNFY98

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
     FUNDS CLAUSE., add Item 0001AH to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $599,987 from $6,188,699 to $6,788,686. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.


-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                P00014
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AH            AW          1781804        2U6N           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54621
    TAR 38192
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SCL    0    068342     2D     000000   46N05  000    0000
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $400,000.00                     N0002498RA02U6N

PAGE TOTAL     $400,000.00

GRAND TOTAL    $400,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/H.R. HAUSE
H.R. HAUSE, PMS430
Ph (703) 602-0647 x600   Fax (703) 602-0649

DATE:     13 MAR 98


COMPTROLLER APPROVAL:


SIGNATURE     /S/M.A. CALOGERO
              M.A.CLAOGERO
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APR 01 1998
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                                P00014
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AH            AW          1781804        2U6N           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54621
    TAR 38117
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      SCL    0    068342     2D     000000   46N05  000    0000
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $199,987.00                     N0002498RA02U6N

PAGE TOTAL     $199,987.00

GRAND TOTAL    $199,987.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/H.R. HAUSE
H.R. HAUSE, PMS430
Ph (703) 602-0647 x600   Fax (703) 602-0649

DATE:      4 MAR 98


COMPTROLLER APPROVAL:


SIGNATURE     /S/M.A. CALOGERO
              M.A.CLAOGERO
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APR 01 1998
-----------------------------------------------------------

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
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00015                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54622                       8-03KF-54622
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 077799799               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE 2X914 FACILITY CODE    |0|

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

                        C-8004.1/TAR38162

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN                            4/20/98
-----------------------------------------------------------------
(Signature of Contracting officer)   |            19 NOV 96
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

This purpose of this modification is to fully fund Item 0001AL and 0001AR, in the amount of $425,000. As a result of this modification the total amount funded to date is increased by $425,000 from $6,788.686 to $7,213.686. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

ITEM   EST. COST    FIXED FEE    TOTAL CPFF   MAN HOURS  TYPE
0001   $ 3,097,958  $   180,445  $ 3,278,403     85,607
0001AA $    50,084  $     2,920  $    53,004      1,548  RDT&E 97
0001AB $         0  $         0  $         0          0  FMS
0001AC $         0  $         0  $         0          0  O&,MN 97
0001AD $   579,240  $    33,770  $   613,010     16,913  OPN 97
0001AE $   333,878  $    19,519  $   353,397      9,749  SCN 97
0001AF $         0  $         0  $         0          0  WPN 97
0001AG $    30,057  $     1,743  $    31,800        929  MISC
0001AH $ 1,795,294  $   104,661  $ 1,899,955     55,476  O&MN 98
0001AJ $   884,318  $    51,544  $   935,862     27,326  RDT&E 98-ETS
0001AK $   112,070  $     6,532  $   118,602      3,463  SCN 93
0001AL $ 1,795,476  $   104,661  $ 1,900,137     55,481  SCN 96
0001AM $   278,683  $    16,247  $   294,930      8,612  RDT&E 98
0001AN $   481,905  $    28,095  $   510,000     14,891  OPN 98
0001AP $    12,254  $       714  $    12,968        379  SCN 91
0001AR $   463,594  $    27,027  $   490,621     14,325  SCN 94
TOTAL  $ 9,914,811  $   577,878  $10,492,689
                                              294,699

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0001AL, and 0001AR:

Item 0001AL-The Contractor shall perform all services required under Technical Instruction 38162.

Item 0001AR-The Contractor shall perform all services required under Technical Instruction 38162.

Items 0001AJ-0001AR-The Contractor shall perform all work
required under Technical Instructions 38004,
38008,38009,38010,38011,38013,37385,38093,37387,38094,38103,37353
,38140,38175,38154,38184,and 38162.

3. Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AL, and 0001AR:

Items 0001AH-The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

Items 0001AG and 0001AJ-0001AR- The Contractor shall provide the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $425,000 is hereby added as follows:

ITEM       EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0001AL     $236,228   $13,772    $250,000    7,300       SCN FY96
0001AR     $165,360   $ 9,640    $175,000    5,110       SCN FY94
           $401,588   $23,412    $425,000    12,410

5. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
CLAUSE, add Item 0001AL and 0001AR to paragraph c.

6. As a result of this modification the total amount funded to date is increased by $425,000 from $6,788,686 to $7,213,686. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

7. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00015
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AR            BF          1741611          8386         252
0001AL            BG          1761711          8386         252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54622
    (TAR 38162)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                    (CRITICAL)                 PROJ          PDLI
                                               UNIT   MCC   & SUF
YX____WCL_____0____068342_____2D_____000000____22202__429___001A_
YX    WCL     0    068342     2D     000000    23027  400   001A

-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $175,000.00                     N0002497PD77020
                                        (LHD 6)
   $250,000.00                     N0002497PD77021

PAGE TOTAL     $425,000.00

GRAND TOTAL    $425,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ MARVIN C.ANTHONY


DATE:     3/20/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/.V JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APRIL 15 98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00016                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54627                       8-03KF-54627
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
9.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 077799799               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE 2X914 FACILITY CODE    |0|

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(b)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
14.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
F.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
15.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED
                       C-8013.1/TAR 38206

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

JAMES E. ERTEL                                      4/29/98
Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN                            4/30/98
-----------------------------------------------------------------
(Signature of Contracting officer)   |             30 APRIL 98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

This purpose of this modification is to fully fund Item 0001AN, in the amount of $149,992. As a result of this modification the total amount funded to date is increased by $149,992 from $7,213,686 TO $7,363,678. As a result of this modification, the total estimated value of this contract remains unchanged at $55,612,666 ($52,541,136 estimated cost and $3,071,530 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

2. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

ITEM   EST. COST    FIXED FEE    TOTAL CPFF   MAN HOURS  TYPE
0001   $ 2,956,229  $   172,182  $ 3,128,411     76,119
0001AA $    50,084  $     2,920  $    53,004      1,548  RDT&E 97
0001AB $         0  $         0  $         0          0  FMS
0001AC $         0  $         0  $         0          0  O&,MN 97
0001AD $   579,240  $    33,770  $   613,010     16,913  OPN 97
0001AE $   333,878  $    19,519  $   353,397      9,749  SCN 97
0001AF $         0  $         0  $         0          0  WPN 97
0001AG $    30,057  $     1,743  $    31,800        929  MISC
0001AH $ 1,795,294  $   104,661  $ 1,899,955     55,476  O&MN 98
0001AJ $   884,318  $    51,544  $   935,862     27,326  RDT&E 98-ETS
0001AK $   112,070  $     6,532  $   118,602      3,463  SCN 93
0001AL $ 1,795,476  $   104,661  $ 1,900,137     55,481  SCN 96
0001AM $   278,683  $    16,247  $   294,930      8,612  RDT&E 98
0001AN $   623,634  $    36,358  $   659,992     19,270  OPN 98
0001AP $    12,254  $       714  $    12,968        379  SCN 91
0001AR $   463,594  $    27,027  $   490,621     14,325  SCN 94
TOTAL  $ 9,914,811  $   577,878  $10,492,689    289,590

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0001AN:

Item 0001AN-The Contractor shall perform all services required under Technical Instruction 38206.

Items 0001AJ-0001AR-The Contractor shall perform all work
required under Technical Instructions 38004,
38008,38009,38010,38011,38013,37385,38093,37387,38094,38103,37353
,38140,38175,38154,38184,38162, and 38206.

3. Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0001AN:

Items 0001AH-The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

Items 0001AG and 0001AJ-0001AR- The Contractor shall provide the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $149,992 is hereby added as follows:

ITEM       EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0001AN     $141,729   $ 8,623    $149,992    4,379       OPN FY98

5. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
CLAUSE, add Item 0001AN to paragraph c.

6. Under Section I, OPTION TO EXTEND THE CONTRACT,modify Item
0003 to read as follows:

     Option Item 0003 may be exercised any time on or before 30
May 1998.

7. As a result of this modification the total amount funded to date is increased by $149,992 from $7,213,686 to $7,363,678. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

8. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00016
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AN              BT        1781810        12LU           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002498FR54627
    (TAR 38206)
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                    (CRITICAL)                 PROJ          PDLI
                                               UNIT   MCC   & SUF
XN____SDF_____0____068342_____2D_____000000____LU062__000___0010_

-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

               $149,992.00         N0002498PDD0417


PAGE TOTAL     $149,992.00

GRAND TOTAL    $149,992.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ CLIVE A. HARDING
    BFM, SEA 91WF


DATE:     3/23/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/.H. L. LANCASTER
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APRIL 21 98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00017                              SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54623                       8-03KF-54623
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
10.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 077799799               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE 2X914 FACILITY CODE    |0|

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(c)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
15.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
G.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
16.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED
                      C-7015.2/TAR 37353(A)

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
CONTRACTS ADMINISTRATOR

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN                            4/30/98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

This purpose of this modification is to decreased Item 0001AN, in the amount of $-100,000. As a result of this modification the total amount funded to date is decreased by $-100,000 from $7,363,678 to $7,263,678. As a result of this modification the total estimated value of this contract remains unchanged at $10,492,689($9,914,811 estimated cost and $557,878 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Item 0001 with the following ceilings:

ITEM   EST. COST    FIXED FEE    TOTAL CPFF   MAN HOURS  TYPE
0001   $ 3,050,720  $   177,691  $ 3,228,411     78,949
0001AA $    50,084  $     2,920  $    53,004      1,548  RDT&E 97
0001AB $         0  $         0  $         0          0  FMS
0001AC $         0  $         0  $         0          0  O&,MN 97
0001AD $   579,240  $    33,770  $   613,010     16,913  OPN 97
0001AE $   333,878  $    19,519  $   353,397      9,749  SCN 97
0001AF $         0  $         0  $         0          0  WPN 97
0001AG $    30,057  $     1,743  $    31,800        929  MISC
0001AH $ 1,795,294  $   104,661  $ 1,899,955     55,476  O&MN 98
0001AJ $   884,318  $    51,544  $   935,862     27,326  RDT&E 98-ETS
0001AK $   112,070  $     6,532  $   118,602      3,463  SCN 93
0001AL $ 1,795,476  $   104,661  $ 1,900,137     55,481  SCN 96
0001AM $   278,683  $    16,247  $   294,930      8,612  RDT&E 98
0001AN $   529,143  $    30,849  $   559,992     16,351  OPN 98
0001AP $    12,254  $       714  $    12,968        379  SCN 91
0001AR $   463,594  $    27,027  $   490,621     14,325  SCN 94
TOTAL  $ 9,914,811  $   577,878  $10,492,689    289,590

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0001AN:

Item 0001AN-The Contractor shall perform all services required under Technical Instruction 37353.

Items 0001AJ-0001AR-The Contractor shall perform all work
required under Technical Instructions 38004,
38008,38009,38010,38011,38013,37385,38093,37387,38094,38103,37353
,38140,38175,38154,38184,38162, and 38206.

3. Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0001AN:

Items 0001AH-The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

Items 0001AG and 0001AJ-0001AR- The Contractor shall provide the required services for this item from the date of this modification through 30 September 1998.

4. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $-100,000 is hereby added as follows:

ITEM       EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0001AN     $-94,491   $-5,509    $-100,000   -2,919      OPN FY98

5. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
CLAUSE, add Item 0001AN to paragraph c.

7. As a result of this modification the total amount funded to date is decreased by $-100,000 from $7,363,678 to $7,263,678. As a result of this modification, the total estimated value of this contract remains unchanged at $10,492,689 ($9,914,811 estimated cost and $557,878 fixed fee).

8. Except as provided herein, all other terms and conditions remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00017
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0001AN              BE        1781810        52NG           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002487FR54623
    (TAR 37353)
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                    (CRITICAL)                 PROJ          PDLI
                                               UNIT   MCC   & SUF
YX____E21_____0____068342_____2D_____000000____NG777__000___0010_

-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

               $100,000.00         N0003998PDE8003


PAGE TOTAL     $100,000.00

GRAND TOTAL    $100,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ MARVIN C. ANTHONY


DATE:     3/16/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/E. G. LIGGENS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

APRIL 08 98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00018                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54641                       8-03KF-54641
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
11.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 789995610               |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE OTTJ6 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(d)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
16.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
H.   IMPORTANT: Contractor [ ] is not, [ X ] is required to sign this document and return __ copies to the issuing office.

-----------------------------------------------------------------
17.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                        TAR 38223-C-8001

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
JAMES E. ERTEL
CONTRACTS ADMINISTRATOR


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED
JAMES ERTEL                                  20 MAY 98

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        29 MAY 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA



The purpose of this modification is to exercise option year 1, fully fund Item 0003AA and to move all remaining ceiling from the base period to item 0003. As a result of this modification the amount funded to date is increased by $150,000 from $7,263,678 to $7,413,678. As a result of this modification, the total estimated value of this contract is increased by $10,502,814 from $10,492,689 to $20,995,503. The contract is hereby modified accordingly:

1.   In accordance with Section 1, FAR 42-217-9 OPTION TO EXTEND
  THE TERM OF THE CONTRACT, Item 0003 is hereby exercised in full.

2. Under Section B, SUPPLIES OR SERVICES AND COST OR PRICES, transfer the following ceiling.


ITEM         EXT COST     FIXED FEE    TOTAL CPFF    MAN-HOURS
FROM 0001    $3,050,720   $177,691     $3,228,411     78,949
DECREASED    -3,050,720   -177,691     -3,228,411    -78,949
TO                    0          0              0          0

FROM 0003    $10,193,991  $594,991     $10,788,982   289,500
INCREASED     +2,779,984  +162,259      +2,942,243   +78,949
TO           $12,973,975  $757,250     $13,731,225   368,449

As a result of this modification $286,168 is permanently lost from the ceiling.

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

ITEM    $ EST. COST      FIXED FEE     TOTAL CPFF  MAN HOURS   TYPE
0001    $         0   $          0   $          0            0
0001AA  $    50,084   $      2,920   $     53,004        1,548 RDT&E 97
0001AB  $         0   $          0   $          0            0 FMS
0001AC  $         0   $          0   $          0            0 O&MN 97
0001AD  $   579,240   $     33,770   $    613,010       16,913 OPN 97
0001AE  $   333,878   $     19,519   $    353,397        9,749 SCN 97
0001AF  $         0   $          0   $          0            0 WPN 97
0001AG  $   $30,057   $      1,743   $     31,800          929 MISC
0001AH  $ 1,795,294   $    104,661   $  1,899,955       55,476 O&MN 98
0001AJ  $   884,318   $     51,544   $    935,862       27,326 RDT&E 98-ETS
0001AK  $  $112,070   $      6,532   $    118,602        3,463 SCN 93
0001AL  $ 1,795,476   $    104,661   $  1,900,137       55,481 SCN 96
0001AM  $   278,683   $     16,247   $    294,930        8,612 RDT&E 98
0001AN  $   529,143   $     30,849   $    559,992       16,351 OPN 98
0001AP  $    12,254   $        714   $     12,968          379 SCN 91
0001AR  $   463,594   $     27,027   $    490,621       14,325 SCN 94
 TOTAL  $ 6,864,091   $    400,187   $  7,264,278      210,552


ITEM      EST. COST      FIXED FEE TOTAL CPFF      MAN HOURS   TYPE
0003    $  12,832,238 $    748,987 $   13,581,225      364,424
0003AA  $     141,737 $      8,263 $      150,000        4,025 RDT&E 98
0003AB  $           0 $          0 $            0            0 FMS
0003AC  $           0 $          0 $            0            0 O&MN 98
0003AD  $           0 $          0 $            0            0 OPN 98
0003AE  $           0 $          0 $            0            0 SCN
0003AF  $           0 $          0 $            0            0 WPN
0003AG  $           0 $          0 $            0            0 MISC
TOTAL   $  12,973,975 $    757,250 $13,731,225.00      368,449

4. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AA:

Item 0003AA-The Contractor shall perform all services required under Technical Instruction 38223.

5. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AA:

Item 0003AA-The Contractor shall provide the required services for this item from the date of this modification through 30
December 1998.

6. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial account data sheets, funding in the amount of $150,000 is hereby added as follows:

ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AA   $141,737     $8,263   $150,000     4,025     RDT&E FY 98

7.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Item 0003AA to paragraph C.

8. As a result of this modification the total amount funded to date is increased by $150,000 from $7,263,678 to $7,413,678. As a result of this modification, the total estimated value of this contract is increased by $10,502,814 from $10,492,689 to $20,995,503.

9.   The FR number on P00004 should read N00024-98-FR-54665.

10.  Except as provided herein, all other terms and conditions remain unchanged.
-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00018
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AA            BU          1781319        8501           252
0003AA            BV          1781319        8501           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR38223
    N0002498FR54641
-----------------------------------------------------------------
H.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     S91    0  068342     2D   980360    S2432   000    0010
SA     S91    0  068342     2D   980360    S2434   000    0010
-----------------------------------------------------------------
10.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $75,000.00                      N0002498AF18501
   $75,000.00                      N0002498AF18501

PAGE TOTAL     $150,000.00

GRAND TOTAL    $150,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ANN A. HARDY
CLIVE A. HARDING, BFM, SEA 91WF

DATE:     APRIL 17, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/M.S. NEWMAN 703-602-2808
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

MAY 15, 1998
-----------------------------------------------------------


Exhibit 11

COMPTEK RESEARCH, INC. AND
       SUBSIDIARIES
 RECONCILIATION OF BASIC
     AND DILUTED EPS
       COMPUTATIONS

  Years Ended March 31,
   1998, 1997 and 1996
(In thousands, except per
      share amounts)
                                For the Year Ended March 31,
                                 1998        1997      1996

Basic EPS
   Net income (Numerator)       $2,695      $2,173   $(8,552)
   Shares Outstanding            5,184       5,207      4,508
(Denominator)
   Net income per share -        $0.52       $0.42    $(1.90)
Basic


Diluted EPS
   Net income (Numerator)       $2,695      $2,173   $(8,552)
   Shares Outstanding            5,184       5,207      4,508
   Dilutive effect of
stock options after
      Application of               132          29          -
treasury stock method
   Shares Outstanding            5,316       5,236      4,508
(Denominator)
   Net income per share -
Diluted                          $0.51       $0.42    $(1.90)

<PAGE 363>


                      LIST OF SUBSIDIARIES
                           __________

                          Place of
Ownership Percentage  Incorporation or      Subsidiary Doing
                        Organization           Business As

        100%              New York      Comptek Federal Systems,
                                        Inc.
        100%              New York      Comptek Research
                                        International Corp.
        100%           Virgin Islands   Comptek Research, Ltd.
                           (U.S.)
        100%              Maryland      PRB Associates, Inc.
   (as of 5/1/98)
       84.22%              Florida      SimWright, Inc., a
   (as of 5/1/98)                       subsidiary of PRB
                                        Associates, Inc.
        80%                Florida      DeVoe and Matthews,
   (as of 5/1/98)                       L.C., a subsidiary of
                                        PRB Associates, Inc.

                           <PAGE 364>



                  Independent Auditors' Consent

The Board of Directors
Comptek Research, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 33-54170, 33-82536, and 333-11437) on Form S-8
and in the registration statement (Nos. 333-2387) on Form S-3 of Comptek Research, Inc. of our report dated May 14, 1998, relating to the consolidated balance sheets of Comptek Research, Inc, and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the years in the three-year period ended March 31, 1998, and related schedule, which reports appear in the March 31, 1998 annual report on Form 10-K of Comptek Research, Inc.


                                     /S/KPMG Peat Marwick, LLP
                                     KPMG Peat Marwick LLP

Buffalo, New York
June 25, 1998
<PAGE 365>