Form 10-K/A
period 1998-03-31
COMPTEK RESEARCH INC/NY
filed 1998-07-20
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC

                          FORM 10-K/A
                        Amendment No. 1


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998.

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                               to


               Commission file number :   1-8502


                         Comptek Research, Inc.
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
--------------------------------        -----------------------
(State or other jurisdiction of           (I.R.S. Employee
incorporation or organization)            Identification No.)


2732 Transit Road, Buffalo, New York             14224-2523
----------------------------------------        -------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  (716) 677-4070
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
 Title of each Class                          which registered
-----------------------------------------------------------------------
Common Stock, $.02 par value               American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                              None
                -----------------------------------
                        (Title of class)

                         Not Applicable
                ------------------------------------
                        (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Based upon the closing sale price of the Common Stock on June 17, 1998, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant (the "Company" or "Comptek") was approximately $34.5
million.   Solely for purposes of this calculation, all persons
who are or may be executive officers or directors of the Company and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Company's Common Stock have been deemed to be affiliates.

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

                        EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed in order to amend
Item 14(b) of Part IV of Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 1998.

                            AMENDMENT

Item 14(b) of Part IV, Exhibits, Financial Statements Schedules, and Reports on Form 8-K is hereby replaced in its entirety with the following:

     (b)  Reports on Form 8-K:

     On March 20, 1998, the Registrant filed a report on Form 8-
     K, under Item 5, Other Events, reporting the Registrant's intent to acquire PRB Associates, Inc. (The acquisition was subsequently completed on May 14, 1998).


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPTEK RESEARCH, INC.


DATE:  July 17, 1998            By:  /s/ John J. Sciuto
                                John J. Sciuto, Chairman, President,
                                and Chief Executive Officer