Form 10-Q
period 1998-06-26
COMPTEK RESEARCH INC/NY
filed 1998-08-10
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1998.

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ___________



          Commission file number     1-8502
                                   ----------


                         Comptek Research, Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-----------------------------              ----------------------
(State or other jurisdiction                 (I.R.S. Employee
 of incorporation or                          Identification No.)
 organization)


2732 Transit Road, Buffalo, New York          14224-2523
----------------------------------------      --------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (716) 677-4070
                                                  --------------


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
                                       Yes    X    No
                                            -----     -----


     Class                          Outstanding at July 31, 1998
------------------------          -----------------------------
Common $.02 Par Value                         5,031,007

                     COMPTEK RESEARCH, INC.

                             INDEX



                                                           Page
PART I.     Financial Information                          Number

      Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
      June 26, 1998, and March 31, 1998                       3

      Consolidated Condensed Statements of Operations
      Thirteen Weeks Ended June 26, 1998,
      and June 27, 1997                                       4

      Consolidated Condensed Statements of Cash Flows
      Thirteen Weeks Ended June 26, 1998,
      and June 27, 1997                                       5

      Consolidated Statement of Changes in Shareholders'
      Equity Thirteen Weeks Ended June 26, 1998               6

      Notes to the Consolidated Condensed Financial
      Statements                                              7

      Independent Auditors Review Report                      9

      Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations          10


PART II.    Other Information

      Item 4.  Submission of Matters to a Vote of
      Security Holders                                       13

      Item 5.  Other Information                             14

      Item 6.  Exhibits and Reports on Form 8-K              14



         COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands)

                                           June 26,      March 31,
                                              1998         1998

                                          (Unaudited)

Assets

Current assets:

Cash and equivalents                            $1,945      $550

Receivables                                     22,818    16,050

Inventories                                      1,974     1,786

Refundable income taxes                            967       ---

Other                                              626       311
                                           						------	  ------

       Total current assets                     28,330    18,697



Equipment and leasehold improvements,            4,181     2,370
net of accumulated depreciation and
amortization of $11,612 at June 26,1998
and $8,290 at March 31, 1998



Goodwill                                        15,089     4,207

Other assets                                     1,037       653
                                              	------	    ------
       Total assets                            $48,637   $25,927
                                                ======    ======


Liabilities and Shareholders' Equity

Current liabilities:

Current installments on long-term debt          $2,427    $1,064

Accounts payable                                 3,029     4,288

Accrued salaries and benefits                    5,266     3,092

Other current liabilities                        1,848     1,854

Deferred income taxes                            2,075     1,620
                                               	------	   ------
       Total current liabilities                14,645    11,918
                                               	------    ------


Deferred income taxes                              327       204

Long-term debt, excluding current               21,707     2,558
installments



Shareholders' equity:

Common stock                                       110       110

Additional paid-in capital                      16,044    15,776

Stock related awards and loans                   (306)     (168)

Accumulated deficit                              (231)     (914)
                                               	------    ------
                                                15,617    14,804



Less cost of treasury shares                    (3,659)   (3,557)
                                               	------    ------
       Total shareholders' equity               11,958    11,247
                                               	------ 	  ------


Total liabilities and shareholders'            $48,637   $25,927
equity						                                    ======	  ======

See accompanying notes to consolidated condensed financial statements

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

             (In thousands, except per share amounts)


                                            Thirteen Weeks Ended

                                            June 26,    June 27,
                                              1998        1997

Net sales                                    $20,251     $18,510
                                              ------      ------
Operating costs and expenses:

       Cost of sales                          15,333      15,099

       Selling, general and administrative     2,903       2,188

       Research and development                  647         187
                                              ------      ------
Operating profit                               1,368       1,036

Interest expense, net                            248         109
                                              ------      ------
Income before income taxes                     1,120         927

Provision for income taxes                       437         362
                                              ------      ------
Net income                                      $683        $565
                                              ======      ======
Net income per share:

     Basic                                  $   0.14     $  0.11
                                              ======      ======
     Diluted                                $   0.13     $  0.11
                                              ======      ======


See accompanying notes to consolidated condensed financial statements

            COMPTEK RESEARCH, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                        (In thousands)

                                           Thirteen Weeks Ended

                                           June 26,    June 27,
                                             1998        1997
Cash flows from operating activities:

   Net income                                   $683        $565
                                             -------     -------
   Adjustments to reconcile net income
   to net cash
     provided by operating activities:

     Depreciation and amortization               488         303

     Deferred income taxes                       384         207

     Other non-cash charges                      165         107

     Changes in assets and liabilities
     providing (using) cash, excluding
     the effects of acquisition:
Receivables                                      768         310
Inventories                                    (121)         (98)

         Other current assets                    399        (107)

         Accounts payable and accrued         (2,556)       (946)
         liabilities                  		     --------      ------

     Total adjustments                          (473)       (224)
                                             --------      ------
Net cash provided by operating                  $210        $341
activities 				                              --------      ------

Cash flows from investing activities:


Expenditures for equipment and leasehold      $(246)      $(204)
improvements

   Payment from officer on stock                  50         ---
   purchase loan

   Payments pursuant to business
   acquisitions, net of cash acquired       (17,946)         ---
                                             -------      ------
Net cash used in investing activities      $(18,142)      $(204)
                                             -------      ------
Cash flows from financing activities:

   Proceeds from revolving debt               $4,898        $720

   Proceeds from issuance of long-term        15,000         ---
   debt

   Principal payments on long-term debt        (386)       (259)

   Purchase of treasury shares                 (336)        (33)

   Proceeds from sale of treasury shares
   under Employee Stock Purchase Plan            118         ---
Proceeds from issuance of stock under             33         110
Equity Incentive Plan                        -------       ------

Net cash provided by financing               $19,327        $538
activities                                   -------       ------

Net increase in cash and equivalents          $1,395        $675

Cash and equivalents at beginning of             550         425
year                                         -------       ------

Cash and equivalents at end of period         $1,945      $1,100
                                             =======       ======

See accompanying notes to consolidated condensed financial statements

             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                     SHAREHOLDERS' EQUITY

                Thirteen Weeks Ended June 26, 1998
                          (Unaudited)

                        (In thousands)


                                                Retained
                            Additio    Stock    Earnings
                    Common    nal     Related   (Accumu-  Treasury
                     Stock  Paid-In   Awards     lated     Stock    Total
                            Capital  and Loans  Deficit)

Balance at March       $110  $15,776    $(168)    $(914)  $(3,557)  $11,247
31, 1998

Net income              ---      ---       ---       683       ---     683

Sale of common          ---       33       ---       ---       ---      33
stock - under
Equity Incentive
Plan

Issuance of             ---       47       ---       ---       234     281
treasury shares -
under Employee
Stock Purchase
Plan and Incentive
Compensation
Awards

Purchase of             ---      ---       ---       ---     (336)   (336)
treasury shares

Payment from            ---      ---        50       ---       ---      50
officer on stock
purchase loan

Stock issued to         ---      188     (188)       ---       ---     ---
officer (unearned
compensation)
                      -----------------------------------------------------
Balance at June        $110  $16,044    $(306)    $(231)  $(3,659)  $11,958
26, 1998              =====================================================


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

        The results of operations for the thirteen weeks ended June 26, 1998 and June 27, 1997, are not necessarily indicative of the results to be expected for the full year.


    2.   Inventories consist of (in thousands):

                            June 26,   March 31,
                              1998       1998

         Parts                 $1,599      $1,397

         Work-in-process          331         172

         Finished goods            44         217
                                -----       -----
                 Total         $1,974      $1,786
                                =====       =====

     3. On May 14, 1998, the Company acquired all of the outstanding shares of PRB Associates, Inc. (PRB), a privately-held corporation with annual revenues of approximately $30 million. The purchase price of $20 million was financed through borrowings under a revised credit facility and notes. The acquisition has been accounted for under the purchase method with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary information and as a result, management's estimates may differ from the final allocation. The purchase price as of May 1, 1998 was allocated as follows: intangible assets consisting of $15,089,000 of goodwill, $250,000 in not to compete agreements and $139,700 of total debt costs. The remaining purchase price allocation was assigned primarily to cash, receivables, property plant and equipment and current and long term liabilities. The excess of the purchase price over the fair value of tangible and intangible net assets acquired (recorded as goodwill) will be amortized over 25 years. Additionally, in connection with the continued employment of a key executive of PRB, the Company awarded 20,000 shares of restricted stock based upon a quarterly vesting schedule commencing August 1, 1998, with the last vesting date occurring on May 1, 2000.

        The combined pro forma results of operations for the thirteen weeks ended June 26, 1998 and June 27,
        1997, had the acquisition occurred at the beginning of each period, are as follows:


                                    June 26,     June 27,
                                        1998         1997

          Net Sales                  $23,260      $25,937
                                      ======       ======
          Net Income                    $707         $592
                                      ======       ======
          Earnings per share -          $.14         $.11
          Basic                       ======       ======

          Earnings per share -          $.14         $.11
          Diluted                     ======       ======


     4. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the thirteen weeks ended June 26, 1998 and June 27, 1997, there were no adjustments to net income in the calculation of comprehensive income.

     5. During the thirteen weeks ended June 26, 1998, 36,482 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. Also during the thirteen weeks, 33,740 common shares were sold from the Company's treasury shares. The total number of treasury shares as of June 26, 1998 was 482,695.

     6. During the thirteen weeks ended June 26, 1998, the Company granted 59,528 options under its Equity Incentive Plan. Accordingly, options for 503,655 shares were outstanding under the Equity Incentive
        Plan. Under the Stock Option Plan for the Non-Employee Directors, no options were granted during the thirteen weeks ended June 26, 1998 and 12,000 shares were outstanding as of June 26, 1998. A total of 252,986 shares were exercisable under both plans.

     7. As discussed in note #10 of the Company's 1998 Form 10-K Notes to the Consolidated Financial Statements, the Company holds 250,000 common shares of ARIA Wireless Systems, Inc. On June 26, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a closing price of $1.75 per share.



                   Independent Auditors' Review Report



     The Board of Directors and Shareholders
     Comptek Research, Inc.:


     We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of June 26, 1998, and the related consolidated condensed statements of operations, changes in shareholders' equity, and cash flows for the thirteen week periods ended June 26, 1998 and June 27, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 14, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/KPMG Peat Marwick
                                   KPMG Peat Marwick,LLP

     Buffalo, New York
     July 17, 1998




                   Management's Discussion and Analysis

     FINANCIAL CONDITION

     On May 14, 1998, the Company completed a transaction to acquire all of the outstanding shares of PRB Associates, Inc. ("PRB"), a privately held developer of military mission planning systems. The purchase price of $20 million was financed through borrowings under a revised credit facility and notes. The revised credit facility included the addition of a $15 million seven-year term loan bearing interest at 1.75% above LIBOR. The remaining purchase price was financed through the revolving credit facility and promissory notes. Total payments for the acquisition net of cash received was $17,946,000. The Company's first quarter financial results include two months of operations of PRB. The Company allocated the purchase price based upon preliminary information and as a result, management's estimates may differ from the final allocation. The purchase price as of May 1, 1998, was allocated as follows: intangible assets of $15,089,000 of goodwill, $250,000 in not to compete agreements and $139,700 of total debt costs. The remaining purchase price allocation was assigned to cash, receivables, property plant and equipment and current and long term liabilities. The excess of the purchase price over the fair value of tangible and intangible net asset acquired (recorded as goodwill) will be amortized over 25 years. Additionally, in connection with the continued employment of a key executive of PRB, the Company awarded 20,000 shares of restricted stock based upon a quarterly vesting schedule commencing August 1, 1998, with the last vesting date occurring on May 1, 2000. A value of $188,000 associated with this stock is recorded in other assets on June 26, 1998.

     Cash flow from operations for the first quarter equaled $210,000. Net earnings and the collection of receivables provided cash while the reduction in accounts payable of $2,556,000 required cash. Operating activities, in the prior year, provided $341,000 primarily due to accounts payable activity. The Company's revolving credit facility was increased from $10 million to $12 million and the interest rate reduced from LIBOR plus 2% to LIBOR plus 1.5%. Borrowings under the revolving credit facility were used to (i) fund, in part, the acquisition of PRB;
     (ii) purchase approximately 36,000 common shares for the treasury, costing $336,000; (iii) and purchase capital equipment costing $246,000.

     The  Company's total debt-to-equity ratio increased  to
     3.07 to 1 at June 26, 1998, from 1.31 to 1 at March 31, 1998. This increase is primarily the result of the increased borrowings for the acquisition of PRB. The Company anticipates that the cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational and capital expenditure needs of the Company for the remainder of the fiscal year.

     RESULTS OF OPERATIONS

     Net sales for the first fiscal quarter increased 9% to $20,251,000 from prior year net sales of $18,510,000. The Defense Systems segment ("Systems"), net sales increased 102% to $11,179,000. This increase was primarily due to the acquisition of PRB. In addition, the Company continued work under various systems development engineering subcontracts which commenced during the forth quarter of fiscal 1998. Net sales of the Systems segment represented 55% of the Company's total net sales for the first quarter of fiscal 1999 as compared with 30% for the prior year first quarter. The Engineering and Technical Services segment ("Services"), experienced a decrease in net sales for the first quarter of 30% when compared with the first quarter last year. During the second quarter of fiscal 1998 the Company experienced a reduction in the lower-margin subcontractor work on the Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy. For the first quarter of fiscal 1999, the U.S. Navy continued the practice of contracting directly with subcontractors as opposed to this activity passing through the Company's U.S. Navy contract. Services segment net sales represented 45% of the Company's total net sales for the first quarter compared with 70% in the prior year.

     Backlog as of June 26, 1998 was $155.6 million, up from
     $103.5  million at the start of the fiscal year.   This
     increase was primarily the result of the acquisition of PRB.

     Gross margin percentage increased to 24% compared with 18% in the prior year. This increase in gross margin is the result of the net sales increases in the Company's Systems segment. Additionally, the lost subcontractor sales of the Services segment produced lower-than-average gross margin due to its "pass through" type nature, thereby having a minimal impact on gross margin.

     As a percentage of net sales, selling, general and administrative ("SG&A") expense increased to 14% compared with 12% in the prior year. SG&A dollars, for the first quarter, increased $715,000 or 33% to
     $2,903,000 from $2,188,000 in the prior year. This increase is the result of the acquisition of PRB. Without the acquisition, the Company reduced SG&A by approximately $100,000 due to timing of bidding efforts. The newly acquired operations added approximately $850,000 of SG&A expense. While the Systems segment produces higher gross margins, the Company typically invests more in marketing and bidding efforts to obtain this business.

     Substantially all of the Company's research and development ("R&D") activities occur in the Systems segment. R&D increased to $647,000 for the first quarter compared with $187,000 in the prior year. The operations of PRB for the two months ended June 26, 1998 added approximately $400,000 in R&D. The remaining increase was the result of development activity with the Company's simulation products.

     As a result of the financing for the PRB acquisition, net interest expense increased to $248,000 for the first quarter compared with $109,000 in the prior year. Interest expense for the remainder of the year is expected to be more than double that in the prior year due to the additional debt.

     For the first quarter the Company reported an overall effective tax rate of 39% equal to that booked in the prior year.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company is in the process of evaluating the impact, if any, of the adoption of SFAS No. 133.
     The Company does not expect adoption of SFAS No. 133 to have any significant effect. SFAS No. 133 is required to be adopted by the Company for the year ending March 31, 2001.


     YEAR 2000

     The Company continues to address the issue of its readiness in light of government and industry reports of potentially serious and widespread problems resulting from computer programs failing to correctly recognize the year 2000, a situation commonly referred to as the "Year 2000 Issue" or "Year 2000 Problem." The Company has completed its assessment of its internal systems, including its information technology systems and non-information technology systems, for potential impact of Year 2000 Issues. The Company has also received communications from all of its major vendors and suppliers as to their respective states of readiness and plans for compliance.

     In this regard, the Company is currently in the final stages of converting its accounting and management information system. The decision to convert was based upon information processing and management reporting enhancements available under the new system. While such conversion was not initiated or accelerated due to the prospect of the Year 2000 Problem, the new system has been represented to the Company as Year 2000 compliant and provides the ancillary benefit of addressing the issue. The majority of the cost for the new system was included in the Company's capital expenditures in the prior fiscal year. Remaining expenditures are included in the Company's anticipated capital requirements for the current fiscal year. Capital expenditures are anticipated to be consistent with those in the prior year, in addition to capital requirements of acquired operations. Deficiencies in non-information technology systems' recognition of the year 2000 which were identified as a result of the Company's internal assessment have been corrected.
     The cost of correction was not material.

     While the Company continues to evaluate the compliance activities of its vendors and suppliers, the Company is satisfied with the responses received to date and does not anticipate any material adverse impact on the Company's financial condition as it relates to vendors' and suppliers' Year 2000 compliance.

     As discussed in previous reports by the Company, including its report on Form 10-K for the fiscal year ended March 31, 1998, the United States Department of Defense and its departments and agencies are the Company's largest customer group, representing 87% of the Company's 1998 net sales. The Company believes that the United States Government, including the Department of Defense, is undertaking substantial efforts to address the Year 2000 Problem. The Company, however, can offer no assurances as to the Department of Defense's readiness and the potential impact of the Department of Defenses's non-readiness is unknown at this time. A failure by the Department of  Defense  to  adequately  address  the  Year
     2000 Problem could, among other things, result in payment delays and contract administration delays which may result in a need for increased borrowing and interest expense to satisfy operational and capital expenditure needs of the Company. In order to address such adverse contingency, the Company's current credit facility includes a $12 million line of credit for working capital. Also consistent with the Company's overall cash management practices, a close liaison is maintained with the Defense Contract Management Agency to address potential payment and contract administration issues.

     The software programs written by the Company's personnel and currently in use by customers are believed to be Year 2000 compliant, but inasmuch as such programs are used in conjunction with operating and other systems furnished by other suppliers, the overall compliance of such systems is dependent upon third parties. The Company expects to continue to evaluate the compliance activities of its contract vendors and suppliers, but is satisfied with the responses received to date. The Company has evaluated and will continue to consider its, and its subcontractors', warranty obligations relative to the Year 2000 Problem. The Company has not received any warranty claims relating to the Year 2000 Problem and does not currently anticipate any such claims of a material nature.

     While the Company does not currently anticipate a material adverse impact on the Company's financial condition or results of operations, there can be no assurance that the Year 2000 Problem will not adversely impact on the Company. Accordingly, the Company expects on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on the Company and its industry group.

     FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to transition and integrate PRB; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1998.


                       PART II.  OTHER INFORMATION



     ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS

     (a)  The Registrant's Annual Meeting of Shareholders was held
          July 24, 1998.

     (b) At the Annual Meeting, shareholders elected the following individuals as Class II directors whose term expires in 2000:


                         For          Withheld      Abstain or broker
                                     Authority          non-votes

    Joseph A.         4,306,299       304,550              None
    Alutto

    John R.           4,325,199       285,650              None
    Cummings

    G. Wayne Hawk     4,326,299       284,550              None

    Patrick J.        4,306,299       304,550              None
    Martin

      The following directors' respective terms of office continued in effect after the meeting:

                       Continuing Class I Directors
                     Continuing in Office until 1999

                              John J. Sciuto
                             James D. Morgan
                           Henry P. Semmelhack


     (c) The 1998 Equity Incentive Stock Plan was adopted by the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           2,842,881             313,984            1,453,984


     (d) The selection of KPMG Peat Marwick, LLP as independent auditors was also ratified by the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           4,591,548             13,857               5,444



     ITEM 5.  OTHER INFORMATION

     Notice  of Deadlines for Shareholder Proposals for  the
     1999   Proxy   Statement   and   Discretionary   Voting
     Authority.

     The deadline for submitting a shareholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of
     Shareholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A is March 2, 1999.

     In the event a shareholder presents at the 1999 Annual Meeting a proposal not included in the Company's proxy statement and has not notified the Company of such proposal by May 15, 1999 (45 days before the month and day of the Company's mailing of the proxy materials for the prior year's annual meeting), then pursuant to Rule 14a-4(c) the proxies named in the form of proxy solicited by management would be allowed to use the discretionary authority conferred by the form of proxy to vote on the shareholder's proposal when raised at the Annual Meeting of Shareholders, without any discussion of the matter in the Company's proxy statement.

     Shareholder proposals and notices should be directed to Christopher A. Head, Secretary, Comptek Research, Inc.,
     2732 Transit Road, Buffalo, NY 14224.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:


          10.1      Amendments  P00019   to   P00023,
                    inclusive, to Prime Contract No. N00024-
                    97-C-6431.

          10.2      1998  Equity Incentive Stock Plan.
                    Incorporated by reference as Exhibit A to the Company's 1998 Definitive Proxy
                    Statements.

          11        Comptek   Research,   Inc.   and
                    Subsidiaries Reconciliation of Basic and
                    Diluted EPS Computations.

          15   	    Letter Regarding Unaudited Interim Financial
                    Information.

          27        Financial Data Schedule.


     (b)   Reports on Form 8-K:


          Form 8-K reporting date was May 26, 1998.

          Items Reported:

          Item  2.   Acquisition or Disposition  of  Assets.
          The Registrant reported on the completion of its purchase of PRB Associates, Inc. on May 14, 1998.

          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The Registrant filed as exhibits to the Form 8-K Report a copy of the Stock Purchase Agreement and a copy of the news release announcing completion of the acquisition.




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMPTEK  RESEARCH, INC.



     Date:  August 10, 1998         By:  /s/ John J. Sciuto
				                                   --------------------
                                        John J. Sciuto
                                        Chairman, President
                                        and Chief Executive
                                        Officer



     Date:  August 10, 1998         By:/s/Laura L.Benedetti
   		                         		       --------------------
                                        Laura L. Benedetti
                                        Vice President of
                                        Finance and
                                        Treasurer (Principal
                                        Accounting and
                                        Financial Officer)



                            INDEX TO EXHIBITS
                              - - - - - - -



     Exhibit                                                     Page
       No.                  Description of Exhibit               No.

      10.1      Amendment P00019 to P00023, inclusive,           17
              		to Prime Contract No. N00024-97-C-6431.

      10.2      1998 Equity Incentive Stock Plan*                (a)

      11        Comptek Research, Inc. and Subsidiaries          33
                Reconciliation of Basic and Diluted EPS
                Computations

      15	       Letter Regarding Unaudited Interim Financial
                Information.		                               			 34

      27        Financial Data Sheet                             35

___________________

       (a)      Designated Exhibit is included as Exhibit A
                to the Company's 1998 Definitive Proxy
                Statement
___________________

     * Exhibit constitutes a management contract or compensation plan under Category 10(iii) A of Regulation S-K, Item 601.



                          EXHIBIT 10.1

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00019                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54651                       8-03KF-54651
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |(X)|9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |   |10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 2X914 |  FACILITY CODE    |   |

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

                        TAR 38211-C-8021

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        15 JUNE 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to create Items 0003AH and and 0003AJ and fully fund Items 0003AE, 0003AH and 0003AJ in the amount of $875,000. As a result of this modification the amount funded to date is increased by $875,000 from $7,413,678 to $8,288,678. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

ITEM   $ EST. COST    FIXED      TOTAL       MAN HOURS TYPE
                      FEE        CPFF
0001   $         0  $        0  $         0          0
0001AA $    50,084  $    2,920  $    53,004      1,548 RDT&E 97
0001AB $         0  $        0  $         0          0 FMS
0001AC $         0  $        0  $         0          0 O&MN 97
0001AD $   579,240  $   33,770  $   613,010     16,913 OPN 97
0001AE $   333,878  $   19,519  $   353,397      9,749 SCN 97
0001AF $         0  $        0  $         0          0 WPN 97
0001AG $   $30,057  $    1,743  $    31,800        929 MISC
0001AH $ 1,795,294  $  104,661  $ 1,899,955     55,476 O&MN 98
0001AJ $   884,318  $   51,544  $   935,862     27,326 RDT&E 98-ETS
0001AK $  $112,070  $    6,532  $   118,602      3,463 SCN 93
0001AL $ 1,795,476  $  104,661  $ 1,900,137     55,481 SCN 96
0001AM $   278,683  $   16,247  $   294,930      8,612 RDT&E 98
0001AN $   529,143  $   30,849  $   559,992     16,351 OPN 98
0001AP $    12,254  $      714  $    12,968        379 SCN 91
0001AR $   463,594  $   27,027  $   490,621     14,325 SCN 94
 TOTAL $ 6,864,091  $  400,187  $ 7,264,278    210,552

ITEM      EST. COST      FIXED FEE TOTAL CPFF   MAN       TYPE
                                                HOURS
0003    $  12,005,441 $    700,784 $12,706,225   340,943
0003AA  $     141,737 $      8,263 $   150,000     4,025  RDT&E 98
0003AB  $           0 $          0 $         0         0  FMS
0003AC  $           0 $          0 $         0         0  O&MN 98
0003AD  $           0 $          0 $         0         0  OPN 98
0003AE  $     188,982 $     11,018 $   200,000     5,367  SCN 91
0003AF  $           0 $          0 $         0         0  WPN
0003AG  $           0 $          0 $         0         0  MISC
0003AH  $     236,228 $     13,772 $   250,000     6,709  SCN 94
0003AJ  $     401,587 $     23,413 $   425,000    11,405  SCN 96
TOTAL   $  12,973,975 $    757,250 $13,731,225   368,449

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AE,0003AH, and 0003AJ:

Item 0003AE - The Contractor shall perform all services required under Technical Instruction 38211.

Item 0003AH - The Contractor shall perform all services required under Technical Instruction 39211.

Item 0003AJ - The Contractor shall perform all services required under Technical Instructions 38211.

Item 0003AE, 0003AH and 0003AJ - The Contractor shall perform all work required under Technical Instructions 38233 and 38211.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AE, 0003AH, and 0003AJ

Item 0003AE - The Contractor shall provided the required services for this item from the date of this modification through 30 June
1999.

Item 0003AJ - The Contractor shall proved the required services for this item from the date of this modification through 30 June
1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $875,000 is hereby added as follows:

ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AE   $188,982   $11,018    $200,000   5,367    SCN FY91
000AH    $236,228    13,772     250,000   6,709    SCN FY94
0003AJ   $401,587    23,413     425,000  11,405    SCN FY96
         $826,797   $48,203    $875,000  23,481

4.    Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AE,0003AH and 0003AJ to paragraph c.

5. As a result of this modification the total amount funded to date is increased by $875,000 from $7,413,678 to $8,288,678. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00019
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AE            BH          1711611        8386           252
0003AH            BF          1741611        8386           252
0003AJ            BG          1761711        8386           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    TAR38211
    N0002498FR54651
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
YX     WCL    0  068342     2D   000000    21879   429    001A
YX     WCL    0  068342     2D   000000    22202   429    001A
YX     WCL    0  068342     2D   000000    23027   400    001A
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $200,000.00                     N0002497PD77019 (LHD 5)
   $250,000.00                      N000247PD77020 (LHD 6)
   $425,000.00                     N0002497PD77021 (LHD 7)

PAGE TOTAL     $875,000.00

GRAND TOTAL    $875,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/Marvin C. Anthony


DATE:     APRIL 23, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. Jefferson
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

June 10, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00020                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54652                       8-05F-54652
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
9.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 2X914 |  FACILITY CODE    |   |

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

                       TAR 37385(A) C-7028
                        TAR 38228  C-8008

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        15 JUNE 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to create Items 0003AK and fully funded items 0003AA and 0003AK in the amount of $220,058. As a result of this modification the amount funded to date is increased by $220,058 from $8,288,678 to $8,508,736. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

ITEM   $ EST. COST    FIXED      TOTAL      MAN      TYPE
                      FEE        CPFF       HOURS
0001   $         0  $        0  $         0       0
0001AA $    50,084  $    2,920  $    53,004   1,548  RDT&E 97
0001AB $         0  $        0  $         0       0  FMS
0001AC $         0  $        0  $         0       0  O&MN 97
0001AD $   579,240  $   33,770  $   613,010  16,913  OPN 97
0001AE $   333,878  $   19,519  $   353,397   9,749  SCN 97
0001AF $         0  $        0  $         0       0  WPN 97
0001AG $   $30,057  $    1,743  $    31,800     929  MISC
0001AH $ 1,795,294  $  104,661  $ 1,899,955  55,476  O&MN 98
0001AJ $   884,318  $   51,544  $   935,862  27,326  RDT&E 98-ETS
0001AK $  $112,070  $    6,532  $   118,602   3,463  SCN 93
0001AL $ 1,795,476  $  104,661  $ 1,900,137  55,481  SCN 96
0001AM $   278,683  $   16,247  $   294,930   8,612  RDT&E 98
0001AN $   529,143  $   30,849  $   559,992  16,351  OPN 98
0001AP $    12,254  $      714  $    12,968     379  SCN 91
0001AR $   463,594  $   27,027  $   490,621  14,325  SCN 94
 TOTAL $ 6,864,091  $  400,187  $ 7,264,278 210,552

ITEM     EST. COST     FIXED    TOTAL CPFF  MAN      TYPE
                       FEE                  HOURS
0003   $ 11,797,506  $ 688,661  $12,486,167 340,392
0003AA $    160,702  $   9,369  $   170,071   4,576  RDT&E 98
0003AB $          0  $       0  $         0       0  FMS
0003AC $          0  $       0  $         0       0  O&MN 98
0003AD $          0  $       0  $         0       0  OPN 98
0003AE $    188,982  $  11,018  $   200,000   5,367  SCN 91
0003AF $          0  $       0  $         0       0  WPN
0003AG $          0  $       0  $         0       0  MISC
0003AH $    236,228  $  13,772  $   250,000   6,709  SCN 94
0003AJ $    401,587  $  23,413  $   425,000  11,405  SCN 96
0003AK $    188,970  $  11,017  $   199,987   5,367  RDT&E 98(ETS)
TOTAL  $ 12,973,975  $ 757,250  $13,731,225 373,816

4. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AA,0003AK,:

Item 0003AA - The Contractor shall perform all services required under Technical Instruction 37385.

Item 0003AK - The Contractor shall perform all services required under Technical Instruction 38228.

Item 0003AA and 0003AK - The Contractor shall perform all work required under Technical Instructions 37385 and 38228.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AA, 0003AK

Item 0003AA - The Contractor shall provided the required services for this item from the date of this modification through 30 June
1998.

Item  0003AK - The Contractor shall proved the required  services for  this  item  from  the date of this modification  through  30
October 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $220,058 is hereby added as follows:

ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AA    $ 18,965  $ 1,106    $ 20,071     539     RDT&E 98
0003AK    $188,970  $11,017    $199,987   5,380     RDT&E 98(ETS)
          $207,935  $12,123    $220,058   5,919

Under  Section  H, SPECIAL CONTRACT CLAUSES, ALLOTMENT  OF  FUNDS
CLAUSE, add Items 0003AA,and 0003AK to paragraph c.

6. As a result of this modification the total amount funded to date is increased by $220,058 from $8,288,678 to $8,508,736. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00020
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AA            BW          1781319        14EC           252
0003AK            BX          1781319        15XZ           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498TI38385 N0002498FR54652 N0002498TI38228
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SDF    0  068342     2D   980510    U2394   000    0010
SA     SDF    0  068342     2D   000000    U2178   ETS    ETS0
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $ 20,071.00                     N0002498AF114EC
   $199,987.00                      N0002498AF115XZ

PAGE TOTAL     $220,058.00

GRAND TOTAL    $220,058.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/Daniel Baund
/S/Jacqueline Stueckler


DATE:     April 23, 1998
          May 7, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/C. L. Lancaster
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

June 1, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00021                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54658                       8-05F-54658
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
10.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 2X914 |  FACILITY CODE    |   |

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

                         TAR38230 C-8018


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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        15 JUNE 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is fully fund Items 0003AB in the amount of $65,004. As a result of this modification the amount funded to date is increased by $65,004 from $8,508,736 to $8,573,740. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:


5. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

ITEM   $ EST. COST    FIXED     TOTAL      MAN      TYPE
                      FEE       CPFF       HOURS
0001   $         0  $       0 $         0        0
0001AA $    50,084  $   2,920 $    53,004    1,548  RDT&E 97
0001AB $         0  $       0 $         0        0  FMS
0001AC $         0  $       0 $         0        0  O&MN 97
0001AD $   579,240  $  33,770 $   613,010   16,913  OPN 97
0001AE $   333,878  $  19,519 $   353,397    9,749  SCN 97
0001AF $         0  $       0 $         0        0  WPN 97
0001AG $   $30,057  $   1,743 $    31,800      929  MISC
0001AH $ 1,795,294  $ 104,661 $ 1,899,955   55,476  O&MN 98
0001AJ $   884,318  $  51,544 $   935,862   27,326  RDT&E 98-ETS
0001AK $  $112,070  $   6,532 $   118,602    3,463  SCN 93
0001AL $ 1,795,476  $ 104,661 $ 1,900,137   55,481  SCN 96
0001AM $   278,683  $  16,247 $   294,930    8,612  RDT&E 98
0001AN $   529,143  $  30,849 $   559,992   16,351  OPN 98
0001AP $    12,254  $     714 $    12,968      379  SCN 91
0001AR $   463,594  $  27,027 $   490,621   14,325  SCN 94
 TOTAL $ 6,864,091  $ 400,187 $ 7,264,278  210,552

ITEM     EST. COST     FIXED    TOTAL CPFF  MAN      TYPE
                       FEE                  HOURS
0003   $ 11,797,506  $ 688,661  $12,486,167 333,281
0003AA $    160,702  $   9,369  $   170,071   4,576  RDT&E 98
0003AB $          0  $       0  $         0   1,744  FMS-RAN
0003AC $          0  $       0  $         0       0  O&MN 98
0003AD $          0  $       0  $         0       0  OPN 98
0003AE $    188,982  $  11,018  $   200,000   5,367  SCN 91
0003AF $          0  $       0  $         0       0  WPN
0003AG $          0  $       0  $         0       0  MISC
0003AH $    236,228  $  13,772  $   250,000   6,709  SCN 94
0003AJ $    401,587  $  23,413  $   425,000  11,405  SCN 96
0003AK $    188,970  $  11,017  $   199,987   5,367  RDT&E 98 (ETS)
TOTAL  $ 12,973,975  $ 757,250  $13,731,225 368,449

6. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AB

Item 0003AA, 0003AB, and 0003AK - The Contractor shall perform all work required under Technical Instruction 37385, 38223, 38228, and 38230.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AB.

Item 0003AB - The Contractor shall provided the required services for this item from the date of this modification through 31 March
1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $65,004 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AB    $ 61,423  $ 3,581    $ 65,004     1,744    RAN 98

4. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
   CLAUSE, add Items 0003AB to paragraph (c).


5. Only costs applicable to TI No. 38230 date of signed modification are chargeable to SLIN 0003AB. Common support costs which benefit multiple customers may not be charged to SLIN
  0003AB

6. As a result of this modification the total amount funded to date is increased by $65,004 from $8,508,736 to $8,573740. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00021
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AB            CA          97-11X8242      89AL          311


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54658  TAR 38230
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
WC     380   0  068342       2D   CCXT02   044HW   ESS    102Z

-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$65,004.00                         N0002498PDAGXZ1

PAGE TOTAL     $65,004.00

GRAND TOTAL    $65,004.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/Tammy Samul, Jr.
   James S. Egeland, Sea 05D

DATE:     June 1, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/D.L. Scott
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

June 2, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00022                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54659                       8-05F-54659
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
11.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 2X914 |  FACILITY CODE    |   |

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

                         TAR38234 C-8029


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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        15 JUNE 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to fully fund Items 0003AC in the amount of $30,000. As a result of this modification the amount funded to date is increased by $30,000 from $8,573,740 to $8,603,740. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:


1.Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace
   Items 0001 and 0003 with the following ceilings:

ITEM   $ EST. COST    FIXED     TOTAL      MAN      TYPE
                      FEE       CPFF       HOURS
0001   $         0  $       0 $         0        0
0001AA $    50,084  $   2,920 $    53,004    1,548  RDT&E 97
0001AB $         0  $       0 $         0        0  FMS
0001AC $         0  $       0 $         0        0  O&MN 97
0001AD $   579,240  $  33,770 $   613,010   16,913  OPN 97
0001AE $   333,878  $  19,519 $   353,397    9,749  SCN 97
0001AF $         0  $       0 $         0        0  WPN 97
0001AG $   $30,057  $   1,743 $    31,800      929  MISC
0001AH $ 1,795,294  $ 104,661 $ 1,899,955   55,476  O&MN 98
0001AJ $   884,318  $  51,544 $   935,862   27,326  RDT&E 98-ETS
0001AK $  $112,070  $   6,532 $   118,602    3,463  SCN 93
0001AL $ 1,795,476  $ 104,661 $ 1,900,137   55,481  SCN 96
0001AM $   278,683  $  16,247 $   294,930    8,612  RDT&E 98
0001AN $   529,143  $  30,849 $   559,992   16,351  OPN 98
0001AP $    12,254  $     714 $    12,968      379  SCN 91
0001AR $   463,594  $  27,027 $   490,621   14,325  SCN 94
 TOTAL $ 6,864,091  $ 400,187 $ 7,264,278  210,552

ITEM     EST. COST     FIXED    TOTAL CPFF  MAN      TYPE
                       FEE                  HOURS
0003   $ 11,707,736  $ 683,427  $12,391,163 332,476
0003AA $    160,702  $   9,369  $   170,071   4,576  RDT&E 98
0003AB $     61,423  $   3,581  $    65,004   1,744  FMS-RAN
0003AC $     28,347  $   1,653  $    30,000     805  O&MN 98
0003AD $          0  $       0  $         0       0  OPN 98
0003AE $    188,982  $  11,018  $   200,000   5,367  SCN 91
0003AF $          0  $       0  $         0       0  WPN
0003AG $          0  $       0  $         0       0  MISC
0003AH $    236,228  $  13,772  $   250,000   6,709  SCN 94
0003AJ $    401,587  $  23,413  $   425,000  11,405  SCN 96
0003AK $    188,970  $  11,017  $   199,987   5,367  RDT&E 98 (ETS)
TOTAL  $ 12,973,975  $ 757,250  $ 3,731,225 368,449

2.Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AC

Item 0003AA, 0003AB,0003AC, and 0003AK - The Contractor shall perform all work required under Technical Instruction 37385, 38223, 38228,38220 and 38234.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AC.

Item 0003AC - The Contractor shall provided the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $30,000 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AC  $ 28,347    $ 1,653    $ 30,000     805      O&MN 98

4. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
CLAUSE, add Item 0003AC to paragraph (c).


5 As a result of this modification the total amount funded to date is increased by $30,000 from $8,573,740 to $8,603,740. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N000297C6431                               P00022
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AC            BY          1781804        60BA            252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54659  TAR 38234
-----------------------------------------------------------------
H.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
00     060   R    068732       2D   C7ACAX   20001   8S1  BR4P

-----------------------------------------------------------------
10.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$30,000.00                         V0006098RC7ACAXAA

PAGE TOTAL     $30,000.00

GRAND TOTAL    $30,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/Robert Boyd. 3773D

DATE:     May 4, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/E. G. Liggens
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

June 6, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00023                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54660                       8-05F-54660
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
12.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 2X914 |  FACILITY CODE    |   |

     11. THIS ITEM ONLY APPLIES TO AMENDMENT OF SOLICITATIONS

[   ] The above numbered solicitation is amended as set forth in
Item 14.  The hour and date specified for receipt of Offer [   ]
is extended, [  ] is not extended. Offers must acknowledge
receipt of this amendment prior to the hour and date specified in the solicitation or as amended, by one of the following methods:
(e)  By competing items 8 and 15, and returning ___ copies of the amendment; (b) By acknowledging receipt of this amendment on each copy of the offer submitted; or (c) By separate Letter or
telegram which includes a reference to the solicitation and
amendment numbers.  FAILURE OF YOUR ACKNOWLEDGMENT TO BE RECEIVED
AT THE PLACE DESIGNATED FOR THE RECEIPT OF OFFERS PRIOR TO THE
HOUR AND DATE SPECIFIED MAY RESULT IN REJECTION OF YOUR
OFFER.  If by virtue of this amendment you desire to change and offer already submitted, such change may be made by telegram or
Letter, provided each telegram or letter makes reference to the solicitation and this amendment, and is received prior to the opening hour and date specified.

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
17.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
I.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
18.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE ATTACHED PAGES

                         TAR38231 C-8023


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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        15 JUNE 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

The purpose of this modification is to fully fund Items 0003AC in the amount of $730,000. As a result of this modification the amount funded to date is increased by $730,000 from $8,603,740 to $9,333,740. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:


1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

ITEM   $ EST. COST    FIXED     TOTAL      MAN      TYPE
                      FEE       CPFF       HOURS
0001   $         0  $       0 $         0         0
0001AA $    50,084  $   2,920 $    53,004     1,548 RDT&E 97
0001AB $         0  $       0 $         0         0 FMS
0001AC $         0  $       0 $         0         0 O&MN 97
0001AD $   579,240  $  33,770 $   613,010    16,913 OPN 97
0001AE $   333,878  $  19,519 $   353,397     9,749 SCN 97
0001AF $         0  $       0 $         0         0 WPN 97
0001AG $    30,057  $   1,743 $    31,800       929 MISC
0001AH $ 1,795,294  $ 104,661 $ 1,899,955    55,476 O&MN 98
0001AJ $   884,318  $  51,544 $   935,862    27,326 RDT&E 98-ETS
0001AK $   112,070  $   6,532 $   118,602     3,463 SCN 93
0001AL $ 1,795,476  $ 104,661 $ 1,900,137    55,481 SCN 96
0001AM $   278,683  $  16,247 $   294,930     8,612 RDT&E 98
0001AN $   529,143  $  30,849 $   559,992    16,351 OPN 98
0001AP $    12,254  $     714 $    12,968       379 SCN 91
0001AR $   463,594  $  27,027 $   490,621    14,325 SCN 94
 TOTAL $ 6,864,091  $ 400,187 $ 7,264,278   210,552

ITEM     EST. COST     FIXED    TOTAL CPFF   MAN     TYPE
                       FEE                   HOURS
0003   $ 11,017,951  $ 643,212  $11,661,163  312,885
0003AA $    160,702  $   9,369  $   170,071    4,576 RDT&E 98
0003AB $     61,423  $   3,581  $    65,004    1,744 FMS-RAN
0003AC $    718,132  $  41,868  $   760,000   20,396 O&MN 98
0003AD $          0  $       0  $         0        0 OPN 98
0003AE $    188,982  $  11,018  $   200,000    5,367 SCN 91
0003AF $          0  $       0  $         0        0 WPN
0003AG $          0  $       0  $         0        0 MISC
0003AH $    236,228  $  13,772  $   250,000    6,709 SCN 94
0003AJ $    401,587  $  23,413  $   425,000   11,405 SCN 96
0003AK $    188,970  $  11,017  $   199,987    5,367 RDT&E 98 (ETS)
TOTAL  $ 12,973,975  $ 757,250  $13,731,225  368,449

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AC

Item 0003AA, 0003AB, 0003AC, and 0003AK - The Contractor shall perform all work required under Technical Instruction 37385, 38223, 38228,38220 and 38234.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AC.

Item 0003AC - The Contractor shall provided the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $730,000 is hereby added as follows:


ITEM    EST. COST    FIXED FEE     TOTAL CPFF  MAN HOURS   TYPE
0003AC    $ 689,785  $ 40,215      $ 730,000  19,591      O&MN 98

4. Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF FUNDS
CLAUSE, add Item 0003AC to paragraph c.


5. As a result of this modification the total amount funded to date is increased by $730,000 from $8,603,740 to $9,333,740. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00023
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


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54660  TAR 38231
-----------------------------------------------------------------
I.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SCL   0    068342      2D   000000   46N05   000  0000

-----------------------------------------------------------------
11.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$730,000.00                        N0002498RA02U6N

PAGE TOTAL     $730,000.00

GRAND TOTAL    $730,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/ D. Tressler
    M. O'Neal PMS430

DATE:     May 5, 1998


COMPTROLLER APPROVAL:


SIGNATURE     /S/Shirley M. Simpkins
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

June 5, 1998
-----------------------------------------------------------

EXHIBIT 11


           COMPTEK RESEARCH, INC. AND
                  SUBSIDIARIES
           RECONCILIATION OF BASIC AND
            DILUTED EPS COMPUTATIONS

            Thirteen Weeks Ended June
           26, 1998 and June 27, 1997
            (In thousands, except per
                 share amounts)


                                        Thirteen Weeks Ended

                                         June          June
                                          26,           27,
                                         1998           1997

          Basic EPS

             Net income (Numerator)        $683           $565
                                          =====          =====
             Shares (Denominator)         4,992          5,248
                                          =====          =====
             Net income per share -       $0.14          $0.11
             Basic                        =====          =====



          Diluted EPS

             Net income (Numerator)        $683           $565
                                          =====         ======
             Shares (Denominator)         5,187          5,316
                                          =====         ======
             Net income per share -       $0.13          $0.11
             Diluted                      =====         ======

Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration Statement Nos. 33-54170, 33-82536, and 333-11437

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 17, 1998, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



KPMG Peat Marwick LLP



Buffalo, New York
August 10, 1998