Form 10-Q
period 1998-09-25
COMPTEK RESEARCH INC/NY
filed 1998-11-10
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q

(Mark One)

[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1998.

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________


                    Commission file number   1-8502
                                            ---------


                         Comptek Research, Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-----------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employee
of incorporation or organization)            Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
-------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (716) 677-4070
                                                   -------------

                         Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check T whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X    No
                                            -----     -----


        Class                    Outstanding at October 30, 1998
------------------------         --------------------------------
Common $.02 Par Value                         5,062,311

<PAGE 1>

                     COMPTEK RESEARCH, INC.

                             INDEX



                                                             Page
PART I.     Financial Information                            Number

      Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
      September 25, 1998, and March 31, 1998                    3

      Consolidated Condensed Statements of Operations
      Thirteen and Twenty-Six Weeks Ended September 25, 1998,
      and September 26, 1997                                    4

      Consolidated Condensed Statements of Cash Flows
      Twenty-Six Weeks Ended September 25, 1998,
      and September 26, 1997                                    5

      Consolidated Statement of Changes in Shareholders' Equity
      Twenty-Six Weeks Ended September 25, 1998                 6

      Notes to the Consolidated Condensed
      Financial Statements                                      7

      Independent Accountants' Review Report                    9

Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         10


PART II.    Other Information


      Item 6.  Exhibits and Reports on Form 8-K                 14


<PAGE 2>

           COMPTEK RESEARCH, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands)

                                           September     March
                                              25,         31,
                                             1998         1998
                                          -----------   -------

                                          (Unaudited)

 Assets

 Current assets:

 Cash and equivalents                          $1,022       $550

 Receivables                                   22,809     16,050

 Inventories                                    2,300      1,786

 Refundable income taxes                          965        ---

 Other                                            498        311
                                           ----------    -------

       Total current assets                    27,594     18,697


 Equipment and leasehold improvements,          3,974      2,370
   net of accumulated depreciation and
   amortization of $12,010 at September
   25, 1998 and $8,290 at March 31, 1998


 Goodwill                                      14,815      4,207

 Other assets                                   1,604        653
                                          -----------    -------

       Total assets                           $47,987    $25,927
                                          ===========    =======

 Liabilities and Shareholders' Equity

 Current liabilities:

 Current installments on long-term debt        $2,552     $1,064

 Accounts payable                               2,927      4,288

 Accrued salaries and benefits                  4,740      3,092

 Other current liabilities                      1,798      1,854

 Deferred income taxes                          2,461      1,620
                                           ----------    -------

       Total current liabilities               14,478     11,918
                                           ----------    -------

 Deferred income taxes                            326        204

 Long-term debt, excluding current             20,198      2,558
 installments

 Shareholders' equity:

 Common stock                                     110        110

 Additional paid-in capital                    16,037     15,776

 Stock related awards and loans                 (274)      (168)

 Retained earnings (accumulated deficit)          534      (914)
                                          -----------    -------
                                               16,407     14,804

 Less cost of treasury shares                 (3,422)    (3,557)
                                           ----------    -------

       Total shareholders' equity              12,985     11,247
                                           ----------    -------

 Total liabilities and shareholders'          $47,987    $25,927
 equity                                    ==========    =======

 See accompanying notes to consolidated condensed financial statements

<PAGE 3>


             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

             (In thousands, except per share amounts)


                              Thirteen Weeks         Twenty-Six Weeks
                                  Ended                   Ended

                               Sept.      Sept.      Sept.       Sept.
                                25,        26,        25,         26,
                               1998        1997       1998        1997

Net sales                     $23,452     $17,071    $43,703     $35,581
                              -------     -------    -------     -------

Operating costs and
expenses:

      Cost of sales            17,675      13,554     33,008      28,653

      Selling, general and      3,414       2,161      6,317       4,349
      administrative

      Research and                672         179      1,319         366
      development             -------     -------    -------     -------

Operating profit                1,691       1,177      3,059       2,213

Interest expense, net             398         126        646         235

Income before income taxes      1,293       1,051      2,413       1,978

Provision for income taxes        528         409        965         771
                              -------     -------    -------     -------

Net income                       $765        $642     $1,448      $1,207
                              =======     =======    =======     =======

Net income per share:

     Basic                     $0.15      $0.12      $0.29       $0.23
                              =======    =======    =======     =======

     Diluted                   $0.15      $0.12      $0.28       $0.22
                              =======    =======    =======     =======



See accompanying notes to consolidated condensed financial statements

<PAGE 4>

              COMPTEK RESEARCH, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                           (In thousands)

                                               Twenty-Six Weeks
                                                     Ended

                                              Sept. 25,     Sept. 26,
                                                1998          1997

Cash flows from operating activities:

   Net income                                    $1,448      $1,207
                                               --------    --------

   Adjustments to reconcile net income to net cash
     provided by operating activities:

     Depreciation and amortization                1,087         616

     Deferred income taxes                          692         395

     Other assets                                   130          37

     Other non-cash charges                         204         127

     Changes in assets and liabilities
     providing (using) cash, excluding the
     effects of acquisition:
     Receivables                                    865       1,895
     Inventories                                  (447)       (395)

         Other current assets                       156       (401)

         Accounts payable and accrued           (3,240)       (744)
         liabilities                          ---------    --------

     Total adjustments                            (553)       1,530
                                              ---------    --------

Net cash provided by operating activities          $895      $2,737
                                              ---------    --------

Cash flows from investing activities:


Expenditures for equipment and leasehold         $(437)      $(421)
improvements

   Capitalized software development costs         (263)         ---

   Payment from officer on stock purchase            50          50
   loan

   Payments pursuant to business
   acquisitions, net of cash acquired          (17,946)         ---
                                              ---------    --------

Net cash used in investing activities         $(18,596)      $(371)
                                              ---------    --------
Cash flows from financing activities:

   Proceeds from (payment of) revolving debt     $4,150    $(1,397)

   Proceeds from issuance of long-term debt      15,000         ---

   Principal payments on long-term debt         (1,022)       (520)

   Purchase of treasury shares                    (398)       (901)

   Proceeds from sale of treasury shares
   under Employee                                   364         ---
   Stock Purchase Plan
Proceeds from issuance of stock under Equity         79         277
Incentive Plan
                                              ---------    --------

Net cash provided by (used in) financing        $18,173    $(2,541)
activities                                    ---------    --------

Net increase (decrease) in cash and                $472      $(175)
equivalents

Cash and equivalents at beginning of year           550         425
                                              ---------    --------

Cash and equivalents at end of period            $1,022        $250
                                              =========    ========


See accompanying notes to consolidated condensed financial statements

<PAGE 5>

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Twenty-Six Weeks Ended September 25, 1998
                             (Unaudited)

                           (In thousands)



                                        Stock  Retained
                              Addi-    Related Earnings
                              tional   Awards  (Accumu-
                     Common  Paid-In     and     lated   Treasury
                      Stock  Capital    Loans  Deficit)    Stock    Total

Balance at March     $ 110   $15,776   $(168)  $(914)    $(3,557)  $11,247
31, 1998

Net income               ---      ---      ---     1,448       ---   1,448

Sale of common           ---       79      ---       ---       ---      79
stock -  under
Equity Incentive
Plan

Issuance of              ---      (6)      ---       ---       533     527
treasury shares

Purchase of              ---      ---      ---       ---     (398)   (398)
treasury shares

Payment from             ---      ---       50       ---       ---      50
officer on stock
purchase loan

Stock issued to          ---      188    (156)       ---       ---      32
officer (unearned
compensation)
                      ------  -------  -------  --------  -------- -------

Balance at           $ 110   $16,037   $(274)  $  534    $(3,422)  $12,985
September 25, 1998
                     ======  =======   ======  =======   ========  ======


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

        The  results of operations for the twenty-six  weeks
        ended   September  25,  1998,  are  not  necessarily
        indicative of the results to be expected for the full year.


    2.   Inventories
         consist of (in
         thousands):

                           September   March 31,
                            25, 1998     1998

         Parts                 $1,851      $1,397

         Work-in-process          330         172

         Finished goods           119         217
                            ---------  ----------
                 Total         $2,300      $1,786
                            =========  ==========

     3. On May 14, 1998, the Company acquired all of the outstanding shares of PRB Associates, Inc. (PRB), a privately-held corporation with annual revenues of approximately $30 million. The purchase price of $20 million was financed through borrowings under a revised credit facility and notes. The acquisition has been accounted for under the purchase method with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary information and as a result, management's estimates may differ from the final allocation. The purchase price as of May 1, 1998 was allocated as follows: intangible assets consisting of $15,089,000 of goodwill, $250,000 in not to compete agreements and $139,700 of total debt costs. The remaining purchase price was assigned primarily to cash, receivables, property plant and equipment and current and long term liabilities. Goodwill will be amortized over 25 years. Additionally, in connection with the continued employment of a key executive of PRB, the Company awarded 20,000 shares of restricted stock based upon a quarterly vesting schedule commencing August 1, 1998, with the last vesting date occurring on May 1, 2000.

        The combined pro forma results of operations for the
        twenty-six  weeks  ended  September  25,  1998   and
        September 26, 1997, had the acquisition occurred at the beginning of each period, are as follows:

                                   Sept. 25,    Sept. 26,
                                   1998         1997

          Net Sales                  $46,712      $50,812
                                   =========    =========

          Net Income                  $1,461       $1,511
                                   =========    =========

          Earnings per share -          $.29         $.29
          Basic                    =========    =========

          Earnings per share            $.28         $.28
          -Diluted                 =========    =========

     <PAGE 7>

4. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the twenty-six weeks ended September 25, 1998 and September 26, 1997, there were no elements of comprehensive income other than net income.

5. During the twenty-six weeks ended September 25, 1998, 43,482 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. Also during the twenty-six weeks, 70,578 common shares were issued from the Company's treasury shares. The total number of treasury shares as of September 25, 1998 was 452,857.

6. During the twenty-six weeks ended September 25, 1998, the Company granted 106,528 options under its Equity Incentive Plans and 15,000 options under its Stock Option Plan for Non-Employee Directors. Accordingly, options for 542,390 shares were outstanding under the Equity Incentive Plans and 103,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors; including 3,000 options which were granted contingent upon approval by Shareholders at the 1999 Annual Meeting of an increase in the plan reserve. A total of 308,459 shares were exercisable under these plans.

7. As discussed in note 10 to the Company's Consolidated Financial Statements as of and for the year ended March 31, 1998, the Company holds 249,000 common shares of ARIA Wireless Systems, Inc. No value has been recorded for this investment in the Balance Sheet. On September 25, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a closing price of $0.406 per share.

8. The Company will adopt the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the fiscal year ending March 31, 1999, as required. Adoption of SFAS No. 131 will not affect the segments currently reported.

   The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2000, as required. Because of the
   Company's current minimal hedging activity and lack of derivative instruments, the Company does not anticipate that the adoption of SFAS No. 131 will have a significant effect on its earnings or financial position.

<PAGE 8>

             Independent Accountants' Review Report


The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of September 25, 1998, and the related consolidated condensed statements of operations for the thirteen and twenty-six week periods ended September 25, 1998 and September 26, 1997, and changes in shareholders' equity and cash flows for the twenty-six week periods ended September 25, 1998 and September 26, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 14, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                         KPMG Peat Marwick LLP


Buffalo, New York
October 19, 1998

<PAGE 9>

              Management's Discussion and Analysis

GENERAL

The Company provides defense-related systems, software and proprietary products intended for the global military electronics market. The Company currently reports its operating activities into two defense-related segments: Engineering and Technical Services ("Services") segment and the Defense Systems ("Systems") segment. On May 14, 1998, the Company completed its acquisition of PRB Associates, Inc. ("PRB"). The second quarter ended September 25, 1998, includes a full three months of PRB's operations reported in the Systems segment.

In October 1998, the Company signed a letter of intent to acquire the business operations, assets and related liabilities of Amherst Systems, Inc., a supplier of products for simulation and evaluation of the electronic combat environment. This transaction is subject to the completion of due diligence, the signing of a definitive purchase agreement, the obtaining of financing and customary regulatory approvals.

RESULTS OF OPERATIONS

NET SALES. Net sales for the six months ended September 25, 1998, were $43.7 million, an increase of 23% from the prior year's net sales of $35.6 million. For Systems, net sales advanced to $25.5 million for the first six months compared with $11.9 million for the same period in the prior year. This increase in sales was the result of the acquisition of PRB in May 1998. PRB, a developer of military mission planning systems and mission support and analysis equipment, operates primarily under the Systems segment. Net sales for the Systems segment grew to 58% of the Company's total net sales for the six months ended September 25, 1998, compared with 33% in the prior year. During the first half of fiscal 1998, the Company experienced a reduction in the lower-margin subcontractor work on the Electronic Combat Mission Support (AECMS@) contract with the U.S. Navy. The U.S. Navy continues to contract a large portion of subcontractor work directly, as opposed to this activity passing through the Company's U.S. Navy contract. As a result, net sales for Services decreased for the first six months by 23% when compared with the prior year. The Company anticipates that the U.S. Navy's current practice will continue going forward and will, as a result, yield similar comparisons to prior quarterly periods. During the fiscal 1999 second quarter, U.S. Navy awarded the Company a follow-on ECMS contract for an additional two years with a potential value of up to $28.7 million.

Backlog as of September 26, 1998, remained relatively unchanged at $155.2 million compared with $155.6 million at June 26, 1998. Since March 31, 1998, backlog has increased 50% primarily due to the addition of PRB's backlog at the time of the acquisition and the July 1998 award of contracts valued at over $18.5 million for work on the upgrade of the electronic warfare system or the EA-6B Prowler Aircraft.

GROSS MARGIN. Gross Margin for the first six months was 25% compared with 20% in the prior year. As in the first quarter of fiscal 1999, the Company during the second quarter continued to experience increases in the Systems segment net sales which typically produce higher-than-average gross margins for the Company. Additionally, the reduction of subcontractor sales in the Services segment which typically produce lower-than-average gross margins resulted in an overall gross margin percentage improvement.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percentage of net sales, SG&A expenses were 14% or $6.3 million for the first six months. In the prior year, SG&A, as a percentage of net sales, was 12% or $4.3 million. Consistent with the first quarter, the acquisition of PRB has resulted in the overall increase in expenditures for SG&A. While the increases in the Systems segment business have produced higher gross margins, Systems requires a higher level of expenditures in marketing and bidding efforts to win new contracts.

RESEARCH AND DEVELOPMENT (AR&D@). R&D efforts for the first six months resulted in an expense of $1.3 million compared with $400,000 in the prior year. R&D efforts are concentrated
primarily in the Company's System segment.   The operations of
PRB, since May 1, 1998, added approximately $850,000 in R&D

<PAGE 10>

expenditures. The remaining R&D expenditures were the result of ongoing development activity with the Company's simulation products. The Company anticipates that the expenditures for R&D will continue at the current rate for the remainder of the fiscal year. The Company currently expects that as the Systems business grows, the level of R&D expenditures in total dollars will increase due to the developmental nature of the Systems business. In the past, the majority of the Company operations and net sales were Services based, which typically required relatively low amounts of R&D investments. The Company anticipates continued growth in the Systems business through both internal growth and acquisition. As a result, R&D expenditures in total dollars, and as a percentage of sales, is likely to increase.

NET INTEREST EXPENSE. Net interest expense for the first six months increased to approximately $646,000 compared with $235,000 in the prior year. This increase is attributable to the financing costs relating to the acquisition of PRB.

INCOME TAXES. The Company reported an overall effective tax rate (Federal and State) of approximately 40%, compared with 39% booked in the prior year. This slight increase is the result of the non-deductibility of the goodwill created as a result of the PRB acquisition.

NET INCOME. Net income increased to $1.4 million, or $.28 per diluted share, for the six months from $1.2 million, or $.22 per diluted share, in the prior year. During the six month period, net income increased by $123,000, or by 19.2%, as compared with the prior corresponding period. For the second quarter, net income increased to $765,000, or $.15 per diluted share, in the current year from $642,000, or $.12 per diluted share, in the prior year. During the second quarter period, net income increased by $241,000, or by 20%, as compared to the prior corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first six
months was $895,000 compared with $2,737,000 a year ago.
Accounts payable required cash of $3,240,000, while net earnings of $1,448,000 and the collection of accounts receivable generated cash. Accounts payable in the first half of the fiscal year required a relatively significant amount of cash primarily due to the timing of payments to subcontractors and the related collection on accounts from customers at year-end and the prior year's quarter-end. In the first half of the prior year, accounts
payable required substantially less cash of $744,000.   Positive
cash flow thus far for fiscal 1999 has been used to purchase capital equipment and complete software development. Cash generated from the sale of treasury shares to the Company's employees through the Employee Stock Purchase Plan was used to re-purchase the Company's common shares for the treasury.

The Company's acquisition of all of the outstanding shares of PRB for a purchase price of $20 million, was financed with borrowings under a revised credit facility and notes. Total payments for the acquisition net of cash received was $17.9 million. The Company's total long-term debt was reduced by approximately $1.4 million since June 26, 1998.

The Company's total debt-to-equity ratio decreased to 2.69 to 1 at September 25, 1998, from 3.07 to 1 at June 26, 1998. The decrease is the result of the repayment of long-term debt coupled with increases in the Company's shareholders equity.

The Company anticipates, exclusive of the financing required for the pending Amherst Systems acquisition, that cash flow from operations and available funds from its credit facilities will be sufficient to satisfy operational requirements and capital expenditure needs of the Company for the remainder of the fiscal year.

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

<PAGE 11>

received communications from all of its major vendors and suppliers as to their respective states of readiness and plans for compliance.

In this regard, the Company is currently in the final stages of converting its primary accounting and management information system. The decision to convert was based upon information processing and management reporting enhancements available under the new system. While such conversion was not initiated or accelerated due to the prospect of the Year 2000 Problem, the new system has been represented to the Company as Year 2000 compliant and provides the ancillary benefit of addressing the Year 2000 Issue. Over the next six to nine months the Company will be conducting testing to verify compliance. The majority of the cost for the new system (approximately $205,000) was included in the Company's capital expenditures in the prior fiscal year. Remaining expenditures (estimated at $100,000) are included in the Company's anticipated capital requirements for the current fiscal year. Deficiencies in non-information technology systems' recognition of the Year 2000 which were identified as a result of the Company's internal assessment have been corrected. The cost of correction was not material.

Ancillary management information systems used by the Company and its subsidiaries have also been evaluated. Specific upgrades to achieve Year 2000 compliance are covered under existing maintenance agreements or will be purchased for installation by March 31, 1999. The Company has also purchased diagnostic software for testing all of its personal computer and workstations and expects to complete testing within the next six months. The upgrade and testing of the payroll systems is scheduled to be completed by July 31, 1999. Other than the capital expenditures noted in the preceding paragraph, the Company has spent less than $10,000 on Year 2000 compliance upgrades and currently expects total expenditures in the current fiscal year to be less than $100,000.

While the Company continues to evaluate the compliance activities of its vendors and suppliers, the Company is satisfied with the responses received to date and does not anticipate any material adverse impact on the Company's financial condition as it relates to vendors' and suppliers' Year 2000 compliance. The Company will, to the extent feasible, be testing such products for compliance, but can offer no assurances that its vendors and suppliers will in fact be Year 2000 compliant.

As discussed in previous reports by the Company, including its report on Form 10-K for the fiscal year ended March 31, 1998, the United States Department of Defense and its departments and agencies are the Company's largest customer group, representing 87% of the Company's 1998 net sales. The Company believes that the United States Government, including the Department of Defense, is undertaking substantial efforts to address the Year 2000 Problem. The Company, however, can offer no assurances as to the Department of Defense's readiness and the potential impact of the Department of Defense's non-readiness is unknown at this time. A failure by the Department of Defense to adequately address the Year 2000 Problem could, among other things, result in payment delays and contract administration delays which may result in a need for increased borrowing and interest expense to satisfy operational and capital expenditure needs of the Company.

Based on currently available information, the Company believes that the most reasonably likely worst case Year 2000 scenario revolves around two factors: (1) a failure or substantial curtailment of basic power and communication services and (2) payment and contract administration delays. The Company is in the process of evaluating contingency plans. In many instances, the establishment of a contingency plan related to basic power and communications may not be possible or may be cost prohibitive. In order to address potential payment and contract delays, the Company's current credit facility includes a $12 million line of credit for working capital. Also, consistent with the Company's overall cash management practices, a close liaison is maintained with the Defense Contract Management Agency to address potential payment and contract administration issues.

The software programs written by the Company's personnel and currently in use by customers are believed to be Year 2000 compliant, but inasmuch as such programs are used in conjunction with operating and other systems furnished by other suppliers, the overall compliance of such systems is dependent upon third parties. The Company expects to continue to evaluate the compliance activities of its contract vendors and suppliers, but is satisfied with the responses received to date. The Company has evaluated and will continue to consider its, and its subcontractors, warranty obligations relative to the Year 2000 Problem. The Company has not

<PAGE 12>

received any warranty claims relating to the Year 2000 Problem and does not currently anticipate any such claims of a material nature.

While the Company does not currently anticipate a material adverse impact on the Company's financial condition or results of operations, the Company can offer no assurances that the Year 2000 Problem will not adversely impact on the Company. Accordingly, the Company expects on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on the Company and its industry group.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to transition and integrate PRB, as well as complete the proposed acquisition of the business operations of Amherst Systems, Inc.; the ability to expand sales in international markets; the ability to complete future acquisitions without adversely affecting the Company's financial condition; and the potential impact of the Year 2000 Problem. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1998.

<PAGE 13>
                  PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)       Exhibits:


   10      Amendments P00025 to P00034, inclusive, to  Prime
           Contract No. N00024-97-C-6431.

   11      Comptek   Research,   Inc.   and   Subsidiaries
           Reconciliation of Basic and Diluted EPS Computations.

   15      Letter Regarding Unaudited Interim Financial
           Information.

   27      Financial Data Schedule.


(b)        Reports on Form 8-K:


   Form 8-K/A reporting date was July 27, 1998.

   Item Reported:

   Item 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS. The Registrant filed as exhibits to the Form 8-K Report a copy consolidated financial statements of PRB Associates, Inc., and Subsidiaries, as of and for the years ended December 31, 1997 and 1996, together with Independent Auditors' Report.

   Form 8-K reporting date was September 1, 1998.

   Item Reported:

   Item   5.    OTHER  EVENTS.   The  Registrant   reported   the
   appointment of Retired U.S. Navy Admiral Wayne E. Meyer to its Board of Directors.


<PAGE 14>
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  November 3, 1998        By:   /s/ John J. Sciuto
                                  -----------------------
                                 John J. Sciuto
                                 Chairman, President and
                                 Chief Executive Officer



Date:  November 3, 1998        By: /s/ Laura L. Benedetti
                                  ------------------------
                                 Laura L. Benedetti
                                 Vice  President of Finance and
                                 Treasurer (Principal Accounting
                                 and Financial Officer)

<PAGE 15>

                       INDEX TO EXHIBITS
                         - - - - - - -



  Exhibit                                                        Page
    No.                   Description of Exhibit                 No.

     10      Amendment P00025 to P00034, inclusive, to Prime      17
             Contract No. N00024-97-C-6431.

     11      Comptek Research, Inc. and Subsidiaries              62
             Reconciliation of Basic and Diluted EPS
             Computations

     15      Letter Regarding Unaudited Interim Financial         63
             Information

     27      Financial Data Sheet                                 64


_______________



<PAGE 16>

                           Exhibit 10

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00025                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54696                       8-05F-54696
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

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

                        38280/C-8002 O&MN

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is fully fund Items 0003AC in the amount of $35,000. As a result of this modification the amount funded to date is increased by $35,000 from $9,333,740 to $9,368,740. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,984,879  $641,284  $11,626,163 311,946
0003AA    $160,702    $9,369     $170,071 4,576    RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC    $751,204   $43,796     $795,000  21,335  O&MN 98
0003AD          $0        $0           $0       0  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
TOTAL  $12,973,975  $757,250  $13,731,225 368,449

<\TALBE>

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AL

Item 0003AA, 0003AB, and 0003AC and 0003AL - The Contractor shall perform all work required under Technical Instruction 38223, 37385, 38228, 38220, 38234, 38231, 38244, and 38280.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AC.

Item 0003AC - The Contractor shall provided the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $35,000 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AC    $ 33,072  $ 1,928    $ 35,000     939      O&MN 98

4.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AC to paragraph (c).

5. P00024 is canceled.

6.As a result of this modification the total amount funded to date is increased by $35,000 from $9,333,740 to $9,368,740. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-
C-6431 is hereby modified as follows:


-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00025
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AC            BQ          1781804         2B5B          252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54696  TAR 38230
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SCL     0  068342      2D   000000   15BK3   000    0000

-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$35,000.00                         N0002498RA02B5B
                                   TI#38280
PAGE TOTAL     $35,000.00

GRAND TOTAL    $35,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/Robert Boyd  37730

DATE:     July 20, 1998

COMPTROLLER APPROVAL:

SIGNATURE     /S/S. M. SIMPKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 14, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00026                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54697                       8-05F-54697
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

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

                         37275(A)/C-7002
                             SCN-98

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is create Item 0003AL and fully fund Item 0003AL in the amount of $35,003. As a result of this modification the amount funded to date is increased by $35,003 from $9,368,740 to $9,403,743. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

<TALBE>

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,951,804  $639,356  $11,591,160 311,007
0003AA    $160,702    $9,369     $170,071   4,576  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC    $751,204   $43,796     $795,000  21,335  O&MN 98
0003AD          $0        $0           $0       0  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,003     939  SCN 93
TOTAL  $12,973,975  $757,250  $13,731,225 368,449

4. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AL

Item 0003AA, 0003AB, and 0003AC and 0003AL - The Contractor shall perform all work required under Technical Instruction 38223, 37385, 38228, 38220, 38234, 38231, 38244, 38280, and 37275.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AC and 0003AL.

Item 0003AC - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $35,003 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AL    $ 33,075  $ 1,928    $ 35,003     939      SCN 98

5.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AC and 0003AL to paragraph (c).

6. As a result of this modification the total amount funded to date is increased by $35,003 from $9,368,740 to $9,403,743 As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00026
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AL         AK        1731611        A224           252
0003AL         AL        1731611        A224           252
0003AL         AM        1731611        A224           252
0003AL         AN        1731611        A224           252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002497TR37275  N0002498FR54697
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
3H   WMW       0     068342   2D   000000    21947  9TS    1018
3H   WMW       0     068342   2D   000000    21948  9TS    1028
3H   WMW       0     068342   2D   000000    21949  9TS    1038
3H   WMW       0     068342   2D   000000    21950  9TS    1048
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

 $5,003.00                              N0002493PD4D535
                                        DDG-73
$10,000.00                              N0002393OD4D535
                                        DDG-74
$10,000.00                              N0002493PD4D535
                                        DDG-75
$10,000.00                              N0002493PD4D535
                                        DDG-76
PAGE TOTAL     $35,003.00

GRAND TOTAL
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/Jacqueline K. Struckler

DATE:     July 1, 1998

COMPTROLLER APPROVAL:

SIGNATURE     /S/E.SPAULDING 703-602-5000X402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 4, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00027                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54696                       8-05F-54702
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

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

                       38244/C-8027 O&MN98

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Item 0003AC in the amount of $350,000. As a result of the modification the amount funded to date is increased by $350,000 from $9,403,743 to $9,753,743. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

5. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,621,085  $620,075  $11,241,160 301,614
0003AA    $160,702    $9,369     $170,071   4,576  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,081,923   $63,077   $1,145,000  30,728  O&MN 98
0003AD          $0        $0           $0       0  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,000     939  SCN 93
TOTAL  $12,973,975  $757,250  $13,731,222 368,449




6. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AC.

Item 0003AA, 0003AB, 0003AC, 000AK, and 0003AL - The Contractor shall perform all work required under Technical Instruction
38223, 37385, 38228, 38220, 38234, 38231, 38244, 38280, 37275,
and 38244.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AC.

Item 0003AC - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $350,000 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AC  $ 330,719   $ 19,281    $ 350,000   9,393    O&MN98

7.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AC to paragraph (c).

8. As a result of this modification the total amount funded to date is increased by $350,000 from $9,403,740 to $9,753,743. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00027
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AC            BK          1781804         1U6N          252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498TR38244  N0002498FR54702
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SDF     0  068342      2D   000000   45N0F  ETS    00F0

-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$350,000.00                        N0002498RA01U6N
                                   DDG-76
PAGE TOTAL     $350,000.00

GRAND TOTAL
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/Jacqueline K. Struckler

DATE:
COMPTROLLER APPROVAL:

SIGNATURE     /S/E.SPAULDING 703-602-5000X402
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 3, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00028                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54703                       8-05F-54703
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

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

                          SEE ATTACHED PAGES

                      38254/C-8032 RDT&E98
                   38013(A)/C-7026 RDT&E 97ETS

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to create Item 0003AM and fully fund Items 0003AA and 0003AM in the amount of $187,359. As a result of the modification the amount funded to date is increased by $187,359 from $9,753,743 to $9,941,102. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

7. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,444,047  $609,754  $11,053,801 296,598
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,081,923   $63,077   $1,145,000  30,728  O&MN 98
0003AD          $0        $0           $0       0  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,000     939  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342
TOTAL  $12,973,975  $757,250  $13,731,222 368,449


8. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AA and 0003AM.

Items 0003AA, 0003AB, 0003AC,0003AE,0003AH,0003AJ,000AK,000AL,
and 0003AM - The Contractor shall perform all work required under Technical Instruction 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38244,38254, and 38013.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AA, and 0003AM.

Item 0003AA - The Contractor shall provide the required services for this item from the date of this modification through 31
December 1998.

Item 0003AM - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $187,359 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AA $ 129,792    $ 7,567    $ 137,359   3,686     RDT&E 98
0003AM $  47,246    $ 2,754       50,000   1,342     RDT&E97(ETS)
       $ 177,038    $10,321    $ 187,359   5,028

9.   Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AA and 0003AM to paragraph (c).

10. As a result of this modification the total amount funded to date is increased by $187,359 from $9,753,743 to $9,941,102. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:


-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00028
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AM            AV          1771319         84TA          252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N000249FR54703  TAR 38013(A)
-----------------------------------------------------------------
H.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     S3K     0  068342      2D   980360   S0164  ETS    ETS0

-----------------------------------------------------------------
10.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$50,000.00                         N0002497AF184TA
                                   PE63582N
PAGE TOTAL     $50,000.00

GRAND TOTAL    $50,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/James S. Egeland, Sea 05D

DATE:     July 16, 1998
COMPTROLLER APPROVAL:

SIGNATURE     /S/K.E. KAMILAKIS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

July 29, 1998
-----------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00028
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
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54703  TAR 38254
-----------------------------------------------------------------
I.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     S91     0  068342      2D   980360   S2432  000    0010
SA     S91     0  068342      2D   980360   S2434  000    0010

-----------------------------------------------------------------
11.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$68,680.00                         N0002498AF18501
$68,679.00                         M0002498AF18501
PAGE TOTAL     $137,359.00

GRAND TOTAL    $137,359.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/James S. Egeland, Sea 05D

DATE:     July 16, 1998
COMPTROLLER APPROVAL:

SIGNATURE     /S/K.E. KAMILAKIS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

July 29, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00029                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54706                       8-05F-54706
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

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

                          38229/C-8019
                             OPN-98

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Item 0003AD in the amount of $90,006. As a result of the modification the amount funded to date is increased by $90,006 from $9,941,102 to $10,031,108. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

9. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,358,999  $604,796  $10,963,795 294,183
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,081,923   $63,077   $1,145,000  30,728  O&MN 98
0003AD     $85,048    $4,958      $90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,000     939  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342
TOTAL  $12,973,975  $757,250  $13,731,222 368,449


10. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AD.

Items 0003AA, 0003AB, 0003AC, 0003AD,
0003AE,0003AH,0003AJ,000AK,000AL, and 0003AM - The Contractor shall perform all work required under Technical Instruction
38223, 37385, 38228, 38220, 38234, 38231, 38244, 38280, 37275,
38254,38013 and 38229.

Under section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AA, and 0003AD.

Item 0003AA - The Contractor shall provide the required services for this item from the date of this modification through 31
December 1998.

Item 0003AD - The Contractor shall provide the required services for this item form the date of this modification through 31
December 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $90,006 is hereby added as follows:


ITEM    EST. COST  FIXED FEE  TOTAL CPFF  MAN HOURS   TYPE
0003AD $ 85,048     $ 4,958    $ 90,006   2,415      OPN98

11.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AA and 0003AD to paragraph (c).

12. As a result of this modification the total amount funded to date is increased by $90,006 from $9,941,102 to $10,031,108. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00029
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AD            CF          1781810         12LU          252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N000249TR38229  N0002498FR54706
-----------------------------------------------------------------
J.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SDF     0  068342      2D   000000   LU061  000    0000

-----------------------------------------------------------------
12.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$90,006.00                         N0002498AF312LU

PAGE TOTAL     $90,006.00

GRAND TOTAL
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/JACQUILINE K STUECKLER
DATE:
COMPTROLLER APPROVAL:

SIGNATURE     /S/C. L. LANCASTER 703-602-3870X410
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 13, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00030                               SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54710                      8-05F-54706
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
13.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
18.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
J.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
19.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE ATTACHED PAGES

                          38262/C-8037
                             O&MN-98

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        17 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Item 0003AC in the amount of $249,130. As a result of this modification the amount funded to date is increased by $249,130 from $10,031,108 to $10,280,238. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

11. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,123,593  $591,072  $10,714,665 287,498
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD      85,048     4,958       90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $401,587   $23,413     $425,000  11,405  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,000     939  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
TOTAL  $12,973,975  $757,250  $13,731,222 368,449


12. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AC.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL, and 0003AM - The Contractor shall perform all work required under Technical Instruction 38223, 37385, 38228,
38220, 38234, 38231, 38244, 38280, 37275, 38254,38013, 38229 and
38262.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AA, and 0003AC.

Item 0003AA - The Contractor shall provide the required services for this item from the date of this modification through 31
December 1998.

Item 0003AC - The Contractor shall provide the required services for this item form the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $249,130 is hereby added as follows:


ITEM    EST. COST   FIXED FEE   TOTAL CPFF    MAN HOURS     TYPE
0003AC   $235,406   $ 13,724    $ 249,130      6,686      O&MN98

13.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AA and 0003AC to paragraph (c).

14. As a result of this modification the total amount funded to date is increased by $249,130 from $10,031,108 to $10,280,238. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00030
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AC            AW          1781804         2U6N          252
                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54710  TAR 38262
-----------------------------------------------------------------
K.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     SCL     0  068342      2D   000000   46N05  000    0000

-----------------------------------------------------------------
13.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$249,130.00                        N0002498RA02U6N

PAGE TOTAL     $249,130.00

GRAND TOTAL    $249,130.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/MICHAEL O'NEAL PMS430
DATE:     7/29/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/S.M. SIMPKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 12, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00031                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54711                      8-05F-54711
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
14.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
19.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
K.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
20.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE ATTACHED PAGES

                        C-8040/TAR 38291
                               SCN

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        17 AUGUST 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Items 0003AJ, 0003AN, 0003AP and 0003AR in the amount of $130,000. As a result of this modification the amount funded to date is increased by $130,000 from $10,280,238 to $10,410,238. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

13. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $10,000,756  $583,909  $10,584,665 283,474
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD      85,048     4,958       90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $420,485   $24,515     $445,000  11,942  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL     $33,075    $1,928      $35,003     939  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
TOTAL  $12,973,975  $757,250  $13,731,225 367,913


14. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AJ, 0003AN, 0003AP and 0003AR.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP, and 0003AR - The
contractor shall perform all work required under Technical
Instruction 38223, 37385, 38228, 38220, 38234, 38231, 38244,
38280, 37275, 38254, 38013, 38229,38262 and 38291.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AA, and 0003AN,0003AP and 0003AR.

Item 0003AA - The Contractor shall provide the required services for this item from the date of this modification through 31
December 1998.

Item 0003AN - The Contractor shall provide the required services for this item form the date of this modification through 30 April
1999.

Item 0003AP - The Contractor shall provide the required services for this item from the date of this Modification through 30 April
1999.

Item 0003AR - The Contractor shall provide the required services for this item from the date of this Modification through 30 April
1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $130,000 is hereby added as follows:


ITEM    EST. COST   FIXED FEE   TOTAL CPFF    MAN HOURS     TYPE
0003AJ   $18,898    $ 1,102     $ 20,000        536        SCN 96
0003AN    28,347      1,643       30,000        805        SCN 95
0003AP    37,796      2,204       40,000      1,073        SCN 97
0003AR    37,796      2,204       40,000      1,073        SCN 98
         $122,837    $7,153     $130,000      3,487

15.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AA, 0003AN,0003AP and 000AR to paragraph (c).

16. As a result of this modification the total amount funded to date is increased by $130,000 from $10,280,238 to $10,410,238. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00031
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AN         CG        1751711             A224           252
0003AN         CH        1751711             A224           252
0003AN         CJ        1751711             A224           252
0003AJ         CK        1761711             A224           252
0003AJ         CL        1761711             A224           252
0003AP         CM        1771711             A224           252
0003AP         CN        1771711             A224           252
0003AP         CP        1771711             A224           252
0003AP         CR        1771711             A224           252
0003AR         CS        1781711             A224           252
0003AR         CT        1781711             A224           252
0003AR         CU        1781711             A224           252
0003AR         CV        1781711             A224           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54711  TAR 38291
-----------------------------------------------------------------
L.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
X8     WMW     0  068342      2D   000000   21954  906    601A
X8     WMW     0  068342      2D   000000   21955  906    602A
X8     WMW     0  068342      2D   000000   21956  906    603A
X8     WMW     0  068342      2D   000000   22999  900    601A
X8     WMW     0  068342      2D   000000   22992  900    602A
X8     WMW     0  068342      2D   000000   22993  900    601A
X8     WMW     0  068342      2D   000000   22994  900    602A
X8     WMW     0  068342      2D   000000   22995  900    603A
X8     WMW     0  068342      2D   000000   22996  900    604A
X8     WMW     0  068342      2D   000000   22997  900    601A
X8     WMW     0  068342      2D   000000   23155  900    602A
X8     WMW     0  068342      2D   000000   23145  900    603A
X8     WMW     0  068342      2D   000000   23160  900    604A

----------------------------------------------------------------
14.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502
$10,000.00                         N0002495PD4D502

PAGE TOTAL

GRAND TOTAL    $130,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/B. HILBURN, PMS 400EDA
DATE:     7/29/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/CHARLES T. HAMMES, JR.  703-602-3870 X404
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 10, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00032                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54716                      8-05F-54716
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
15.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
20.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
L.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
21.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE ATTACHED PAGES

                        C-8033/TAR 38290
                             SCN-93

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        8 SEPTEMBER 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Item 0003AL,in the amount of $122,500. As a result of this modification the amount funded to date is increased by $122,500 from $10,410,238 to $10,532,738. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

15. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:



 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $ 9,885,004  $577,161  $10,462,165 280,722
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD      85,048     4,958       90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $420,485   $24,515     $445,000  11,942  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $148,827    $8,676     $157,503   4,227  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
TOTAL  $12,973,975  $757,250  $13,731,225 368,449


16. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 000AC and 0003AL.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP, and 0003AR - The
contractor shall perform all work required under Technical Instruction 38223, 37385, 38228, 38220, 38234, 38231, 38244,
38280, 37275, 38254, 38013, 38229,38262 38291 and 38290.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AC and 0003AL.

Item 0003AC- The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

Item 0003AL - The Contractor shall provide the required services for this item form the date of this modification through 30 May
1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $122,500 is hereby added as follows:


ITEM    EST. COST   FIXED FEE   TOTAL CPFF    MAN HOURS     TYPE

0003AL   $115,752    $6,748      $122,500      3,287      SCN 93

17.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Items 0003AC, and 0003AL to paragraph (c).

18. As a result of this modification the total amount funded to date is increased by $122,500 from $10,410,238 to $10,532,738. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00032
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AL              CW        1731611        8598           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54716  TI 38290
-----------------------------------------------------------------
M.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
WA     WEH   0      068342    2D   000000   21979  543     0000
----------------------------------------------------------------
15.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN


$122,500.00                        N09002493AF08598

PAGE TOTAL     $122,500.00

GRAND TOTAL    $122,500.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/ A. BETTERS, PMS325P23
/S/ JOSEPH O. ROBERSON, PMS325P
DATE:     8/06/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/V. Jefferson
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

August 27, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00033                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54725                      8-05F-54725
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S2401A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
16.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
21.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PER SECTION H, ALLOTMENT OF
     |    FUNDS CLAUSE PARAGRAPH (b)
-----------------------------------------------------------------
M.   IMPORTANT: Contractor [ ] is not, [X] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
22.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
          James E. Ertel
          Contracts Administrator

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED
      James E. Ertel                                  9/15/98
Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Items 0003AJ, and 0003AL in the amount of $20,188. As a result of this modification the amount funded to date is increased by $20,188 from $10,532,738 to $10,552,926. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

17. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN        TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,795,294  $104,661 $1,899,955   55,476  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $ 9,865,928  $576,049  $10,441,977 280,180
0003AA    $290,494   $16,936     $307,430   8,250  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048    $4,958      $90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $426,819   $24,884     $451,703  12,122  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $161,569    $9,419     $170,988   4,589  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
TOTAL  $12,973,975  $757,250  $13,731,225 368,449


18. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AC.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,0003AK,0003AL,0003AM,0003AN,0003AP, and 0003AR - The
contractor shall perform all work required under Technical Instruction 38223, 37385, 38228, 38220, 38234, 38231, 38244,
38280, 37275, 38254, 38013, 38229,38262 38291, 38290, and 39296.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0001AJ,Item 0001AL,0001AN,0001AR,0003AA, and 0003AC -

Item 0003AJ - The Contractor shall provide the required services for this item from the date of this modification through 31
January 1999.

Item 0001AL - The Contractor shall provide the required services for this item from the date of this modification through 30 April
1999.

Item 0003AN - The Contractor shall provide the required services for this item from the date of this modification through 30 April
1999.

Item 0001AR - The Contractor shall provide the required services for this item from the date of this modification through 30 April
1999.

Item 003AA - The Contractor shall provide the required services for this item from the date of this modification through 31 March
1999.

Item 0003AC - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1998.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $20,188 is hereby added as follows:


ITEM    EST. COST   FIXED FEE   TOTAL CPFF    MAN HOURS     TYPE
0003AJ   $ 6,334    $   369     $  6,703        180        SCN 96
0003AN    12,742        743       13,485        362        SCN 93
         $19,076     $1,112     $ 20,188        542

19.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS CLAUSE, add Item 0003AC to paragraph (c).

20. As a result of this modification the total amount funded to date is increased by $ 20,188 from $10,532,738 to $10,552,926. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:


-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                               P00033
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AL            CX           1731611       8385           252
0003AL            CY           1731611       8385           252
0003AL            CZ           1731611       8371           252
0003AJ            DA           1761711       8386           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002498FR54725  TAR 38296
-----------------------------------------------------------------
N.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
WC   WCL       0    068342    2D   000000    22202  429    005C
WC   WCL       0    068342    2D   000000    22202  429    005D
WB   WCH       0    068342    2D   000000    21959  525    001B
WC   WCL       0    068342    2D   000000    23027  400    002C

----------------------------------------------------------------
16.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$3,325.00                          N0002493PD77030
$3,325.00                          M0002493PD77030
$6,835.00                          N0002494PD77018
$6,703.00                          N0002496PD77018


PAGE TOTAL     $20,188.00

GRAND TOTAL    $20,188.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/ Tammy Samuels, SEA 05F
DATE:     8/31/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/V.F. Jefferson
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

September 14, 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00034                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-98-FR-54729                      8-05F-54729
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
17.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS

     NA
-----------------------------------------------------------------
22.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    Mutual Agreement of the Parties
-----------------------------------------------------------------
N.   IMPORTANT: Contractor [ ] is not, [X] is required to sign
  this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
23.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2


Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)
     James E. Ertel
     Contracts Administrator

16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          ANN VAN HOUTEN
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED
     James E. Ertel                               2 OCTOBER 98
     Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        30 SEPTEMBER 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to covert task from term severable to term non-severable. As a result of this modification, the total amount obligated remains $10,552,926. As a result of this modification, the contract value remains
$20,995,503.  The contract is hereby modified as follows:

19.  Under Section B, transfer the ceiling and hours from Item
0001AH to Item 0001AS as follows:


     ITEM   EST. COST    MAX AWARD TOTAL       HOURS
                         FEE
FROM 0001AH  1,795,294   $104,661  $1,899,955  52,420
BY            -141,737     -8,263   -150,000   -4,139
TO          $1,653,557   $ 96,398  $1,749,955  48,281

All costs incurred under and disbursements made from Item 0001AH under ACRN BQ are hereby transferred to Item 0001AS.

20. Under Section B, SUPPLIES OR SERVICES, COST/PRICES/PRICES, add
the following items:

                         EST.      MAX AWARD
ITEM      DESCRIPTION    COST      FEE            TOTAL     HOURS
0001AS    Non-severable  $141,737  $8,263         $150,000  4,139

21.  Under Section C, SPECIFICATION, DESCRIPTION OR WORK
  STATEMENT,
add the following for item 0001AS:

Item 0001AS - The Contractor shall perform all tasks in accordance with CSOSS Specifications, dtd 10 Feb 91 for LHA Class
CSOSS document. Complete the LHA Class CSOSS document and provide technical assessment and engineering to determine USS
NASSUA (LHA 4):
          (a)  System/equipment configuration
          (b)  Space layouts
          (c)  Auxiliary support services (air, power & water)

22. Under Section D, PACKAGING AND MARKING, add the following for
Item 0001AS:

Item 0001AS - There are no packaging or marking requirements for the services to be provided.

23. Under Section E, INSPECTION AND ACCEPTANCE, add the following for Item 0001AS:

Item 0001AS - There is no source inspection connected with the services performed under this task.

24. Under Section F, DELIVERY OR PERIOD OF PERFORMANCE, add the following for Item 0001AS

Item 0001AS - The Contractor shall perform all work described under Item 0001AS from the date of this modification through 31
December 1998.

7. The following amounts are hereby deobligated from Item 0001AH and obligated under item 0001AS.

DEOBLIGATED
ITEM           ACRN      AMOUNT
0001AH         BQ        $150,000
TOTAL                    $150,000

OBLIGATED
ITEM           ACRN      AMOUNT
0001AS                   $150,000
TOTAL                    $150,000

8. Under Section H, ALLOTMENT OF FUNDS, Item 0001AS is hereby added as a fully funded item and subject to the limitation of cost clause.

9. As a result of this modification, the total amount obligated remains $10,532,738. As a result of this modification, the contract value remains $20,995,503.

10.  All other terms and conditions remain unchanged.

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00035                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-99-FR-60103                      9-05F-60103
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L COOPER/0251                 BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
18.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                ||   9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X) 10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 90
 CODE 0TTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
23.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
   X   |    UNILATERAL MODIFICATION PURSUANT TO CLAUSE H-2,
               ALLOTMENT OF FUNDS
-----------------------------------------------------------------
O.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
24.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2
                       38010(B)/C-7023(B)
                            98 RDT&E

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

Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTON                        14 OCTOBER 98
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA


The purpose of this modification is to fully fund Item 0003AA, in the amount of $100,000. As a result of this modification the amount funded to date is increased by $100,000 from $10,552,926 to $10,652,926. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503
($19,838,066 estimated cost and $1,157,437 fixed fee).
Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

25. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:


 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139    NON-SERVER
 TOTAL  $6,864,091  $394,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003   $ 9,771,437  $570,540  $10,341,977 277,496
0003AA    $384,985   $22,445     $407,430  10,934  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD      85,048     4,958       90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $426,819   $24,884     $451,703  12,122  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $161,569    $9,419     $170,988   4,589  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
TOTAL  $12,973,975  $757,250  $13,731,225 368,449


26. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AA.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP, and 0003AR - The
contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231, 38244,
38280, 37275, 38254, 38013, 38229,38262,38291,38290,39296, and
38010.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AA.

Item 0001AM - The Contractor shall provide the required services for this item from the date of this modification through 30
November 1998.

Item 0003AA - The Contractor shall provide the required services for this item form the date of this modification through 30 April
1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $100,000 is hereby added as follows:

ITEM    EST. COST   FIXED FEE   TOTAL CPFF    MAN HOURS     TYPE
0003AA   $94,491    $ 5,509     $ 100,000      2,684     RDT&E 98

21.  Under Section H, SPECIAL CONTRACT CLAUSES, ALLOTMENT OF
  FUNDS
CLAUSE, add Item 0003AA to paragraph (c).

22. As a result of this modification the total amount funded to date is increased by $100,000 from $10,552,926 to $10,652,926.
As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00035
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AA         DB            1781319         84PC           252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60103  TAR 38010 (B)
-----------------------------------------------------------------
O.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)            PROJ UNIT  MCC   & SUF
SA     S3R     0  068342      2D   980360  S0384  000    0010

----------------------------------------------------------------
17.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$100,000.00                        N0002498AF184PC
                                   PE63514N
PAGE TOTAL     $100,000.00

GRAND TOTAL    $100,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

/S/BRIAN SMELE, PMS 500TD1
DATE:
COMPTROLLER APPROVAL:

SIGNATURE     /S/J.L. Pritchett
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

October 14, 1998
-----------------------------------------------------------



Exhibit 11

          COMPTEK RESEARCH, INC. AND SUBSIDIARIES
     RECONCILIATION OF BASIC AND DILUTED EPS COMPUTATIONS

             Thirteen and Twenty-Six Weeks Ended
           September 25, 1998 and September 26, 1997
            (In thousands, except per share amounts)


                              Thirteen Weeks       Twenty-Six Weeks
                                  Ended                 Ended

                               Sept.     Sept.     Sept.       Sept.
                                25,       26,       25,         26,
                               1998      1997       1998       1997

     Basic EPS

         Net income              $765      $642     $1,448     $1,207
         (Numerator)          =======    ======    =======    =======

         Shares                 5,027     5,244      5,009      5,246
         (Denominator)        =======    ======    =======    =======

         Net income per         $0.15     $0.12      $0.29      $0.23
         share - Basic        =======    ======    =======    =======



     Diluted EPS

         Net income              $765      $642     $1,448     $1,207
         (Numerator)          =======    ======    =======    =======


         Shares                 5,200     5,406      5,194      5,370
         (Denominator)        =======    ======    =======    =======

         Net income per         $0.15     $0.12      $0.28      $0.22
         share - Diluted      =======    ======    =======    =======



Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration  Statement Nos. 33-54170, 33-82536,  333-11437,  and
333-62752

With   respect   to  the  subject  registration  statements,   we
acknowledge our awareness of the use therein of our report  dated
October 19, 1998, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



KPMG Peat Marwick LLP



Buffalo, New York
October 19, 1998