Form 10-Q
period 1998-12-25
COMPTEK RESEARCH INC/NY
filed 1999-02-08
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1998.

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________


                    Commission file number   1-8502
                                            -----------

                         Comptek Research, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
----------------------------         ----------------------------
(State or other jurisdiction             (I.R.S.Employee
of incorporation or organization)         Identification No.)



2732 Transit Road, Buffalo, New York          14224-2523
-----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (716) 677-4070
                                                   --------------
-

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
                                       Yes    X    No
                                            ------     ------

        Class                    Outstanding at January 31, 1999
------------------------         --------------------------------
-
Common $.02 Par Value                         5,080,855


<PAGE 1>

                     COMPTEK RESEARCH, INC.

                             INDEX




                                                           Page
PART I.     Financial Information                          Number

      Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
      December 25, 1998 and March 31, 1998                    3

      Consolidated Condensed Statements of Operations
      Thirteen and Thirty-Nine Weeks Ended December 25, 1998
      and December 26, 1997                                   4

      Consolidated Condensed Statements of Cash Flows
      Thirty-Nine Weeks Ended December 25, 1998
      and December 26, 1997                                   5

      Consolidated Statement of Changes in Shareholders'
      Equity Thirty-Nine Weeks Ended December 25, 1998        6

      Notes to the Consolidated Condensed Financial
      Statements                                              7

      Independent Accountants' Review Report                  9

      Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations          10


PART II.    Other Information


      Item 6. Exhibits and Reports on Form 8-K               14
<PAGE 2>

	 COMPTEK RESEARCH, INC. AND SUBSIDIARIES

	  CONSOLIDATED CONDENSED BALANCE SHEETS
        	     (In thousands)

                                            December      March 31,
                                               25,          1998
                                              1998

                                           (Unaudited)

Assets

Current assets:

Cash and equivalents                            $1,161         $550

Receivables                                     24,432       16,050

Inventories                                      2,470        1,786

Refundable income taxes                            932          ---

Other                                              707          311
                                             ---------    ---------

       Total current assets                     29,702       18,697



Equipment and leasehold improvements,            3,856        2,370
  net of accumulated depreciation and
  Amortization of $12,404 at December
  25, 1998 and $8,290 at March 31, 1998



Goodwill                                        14,620        4,207

Other assets                                     1,731          653
                                             ---------    ---------

       Total assets                            $49,909      $25,927


Liabilities and Shareholders' Equity


Current liabilities:

Current installments on long-term debt          $3,527       $1,064

Accounts payable                                 3,084        4,288

Accrued salaries and benefits                    5,599        3,092

Other current liabilities                        1,918        1,854

Deferred income taxes                            2,893        1,620
                                             ---------    ---------

       Total current liabilities                17,021       11,918
                                             ---------    ---------


Deferred income taxes                              352          204

Long-term debt, excluding current               18,383        2,558
installments


Shareholders' equity:

Common stock                                       110          110

Additional paid-in capital                      16,082       15,776

Stock related awards and loans                   (243)        (168)

Retained earnings (accumulated deficit)          1,433        (914)
                                            ----------    ---------

                                                17,382       14,804


Less cost of treasury shares                   (3,229)      (3,557)
                                            ----------    ---------

       Total shareholders' equity               14,153       11,247
                                            ----------    ---------



       Total liabilities and                   $49,909      $25,927
       shareholders' equity                 ==========    =========

See accompanying notes to consolidated condensed financial statements

<PAGE 3>

      		   COMPTEK RESEARCH, INC. AND SUBSIDIARIES

	       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
			                      (Unaudited)

         		 (In thousands, except per share amounts)


                              Thirteen Weeks         Thirty-Nine Weeks
                                    Ended                 Ended

                               Dec.        Dec.       Dec.        Dec.
                                25,        26,        25,         26,
                               1998        1997       1998        1997

Net sales                     $24,288     $17,252    $67,991     $52,833
                              -------     -------    -------     -------

Operating costs and
expenses:

      Cost of sales            18,561      13,662     51,569      42,315

      Selling, general and      3,195       2,179      9,512       6,528
      administrative

      Research and                581         225      1,900         591
      development             -------     -------    -------     -------

Operating profit                1,951       1,186      5,010       3,399

Interest expense, net             453          98      1,099         333
                              -------     -------    -------     -------

Income before income taxes      1,498       1,088      3,911       3,066

Provision for income taxes        599         424      1,564       1,195
                              -------     -------    -------     -------

Net income                       $899        $664     $2,347      $1,871
                              =======     =======    =======     =======

Net income per share:

     Basic                     $0.18      $0.13      $0.47       $0.36
                              =======    =======    =======     =======

     Diluted                   $0.17      $0.13      $0.45       $0.35
                              =======    =======    =======     =======



See accompanying notes to consolidated condensed financial statements

<PAGE 4>

        	     COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             	              (Unaudited)

                           (In thousands)

                                                Thirty-Nine Weeks
                                                       Ended

                                                Dec. 25,    Dec. 26,
                                                  1998        1997

Cash flows from operating activities:

   Net income                                      $2,347      $1,871
                                                 --------    --------

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:

     Depreciation and amortization                  1,702         878

     Deferred income taxes                          1,155         637

     Other assets                                      35         223

     Other non-cash charges                           224         127

     Changes in assets and liabilities
     providing (using) cash, excluding the
     effects of acquisition:
Receivables                                         (846)         479
Inventories                                         (617)        (799)

         Other current assets                       (204)          20

         Accounts payable and accrued             (2,099)         221
         liabilities                             --------    --------

     Total adjustments                              (650)       1,786
                                                 --------    --------

Net cash provided by operating activities          $1,697      $3,657
                                                 --------    --------

Cash flows from investing activities:
                                                        $

   Expenditures for equipment and leasehold         (747)       (867)
   Improvements

   Capitalized software development costs           (442)         ---

   Payment from officer on stock purchase              50          50
   loan

   Payments pursuant to business acquisition,    (17,946)         ---
   net of cash acquired
Proceeds from sale of marketable securities           428         ---
                                                 --------    --------

Net cash used in investing activities           $(18,657)      $(817)
                                                ---------    --------

Cash flows from financing activities:

   Proceeds from (payment of) revolving debt       $3,950    $(1,260)

   Proceeds from issuance of long-term debt        15,000         ---

   Principal payments on long-term debt           (1,662)       (781)

   Purchase of treasury shares                      (398)     (1,369)

   Proceeds from sale of treasury shares
   under Employee                                     602         ---
   Stock Purchase Plan
Proceeds from issuance of stock under Equity           79         380
Incentive Plan                                  ---------    --------

Net cash provided by (used in) financing          $17,571    $(3,030)
activities                                      ---------    --------

Net increase (decrease) in cash and                  $611      $(190)
equivalents

Cash and equivalents at beginning of year             550         425
                                                ---------    --------

Cash and equivalents at end of period              $1,161        $235
                                                =========    ========

See accompanying notes to consolidated condensed financial statements

<PAGE 5>

            		COMPTEK RESEARCH, INC. AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

           		Thirty-Nine Weeks Ended December 25, 1998
 			                        (Unaudited)

			                        (In thousands)



                                       Stock  Retained
                              Addi-   Related Earnings
                             tional   Awards  (Accumu-
                    Common   Paid-In    and     lated   Treasury
                     Stock   Capital   Loans  Deficit)    Stock    Total

Balance at March
31, 1998               $110  $15,776   $(168)    $(914)  $(3,557)  $11,247

Net income              ---      ---      ---     2,347       ---    2,347

Sale of common          ---       79      ---       ---       ---       79
stock-under Equity
incentive Plan

Issuance of             ---       39      ---       ---       726      765
treasury shares

Purchase of             ---      ---      ---       ---     (398)    (398)
treasury shares

Payment from            ---      ---       50       ---       ---       50
officer on stock
purchase loan

Stock issued to         ---      188    (125)       ---       ---       63
officer (unearned
compensation)       _______  _______  _______  ________  ________ _______

Balance at
December 25, 1998    $  110  $16,082   $(243)    $1,433  $(3,229)  $14,153
                    =======  =======  ========  =======   =======  =======

See accompanying notes to consolidated condensed financial statements

<PAGE 6>


                 Comptek Research, Inc. and Subsidiaries

           Notes to Consolidated Condensed Financial Statements

                               (Unaudited)

     1. In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is the Company?s policy to end its first three quarterly accounting periods on the last Friday of each quarter, which includes thirteen weeks of operations. The fourth quarter ends on March 31. Except as noted in Note 8, the financial data included herein was compiled in accordance with the same accounting policies applied to the Company?s audited annual financial statements, which should be read in conjunction with these statements.

        The  results of operations for the thirty-nine weeks
        ended   December  25,  1998,  are  not   necessarily
        indicative of the results to be expected for the full year.

     2. Inventories consist of (in thousands):

	                       December   March 31,
	                       25, 1998      1998

	   Parts                  $2,009      $1,397

	   Work-in-process           313         172

	   Finished goods            148         217
	       	               ---------   ---------

	        Total             $2,470      $1,786
	                       =========   =========

     3. Effective May 1, 1998, the Company acquired all of the outstanding shares of PRB Associates, Inc.
        (PRB), a privately-held corporation with annual revenues of approximately $30 million. The purchase price of $20 million including closing costs, was paid with cash of $17,946,000 and the issuance of notes to the sellers in the amount of $1 million collectively. The eighteen-month notes provide for simple interest at an annual rate equal to 5.5%. Cash payments were financed through borrowings under a revised credit facility. The acquisition has been accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The purchase price was allocated as follows: goodwill of $15,089,000, $250,000 in not to compete agreements and $139,700 of financing costs. The remaining purchase price was assigned primarily to receivables, property plant and equipment and current and long term liabilities. Goodwill will be amortized over 25 years. Additionally, in connection with the continued employment of a key executive of PRB, the Company awarded 20,000 shares of restricted stock based upon a quarterly vesting schedule commencing August 1, 1998, with the last vesting date occurring on May 1, 2000. This award is be charged to expense over the vesting period.

        The combined pro forma results of operations for the
        thirty-nine  weeks  ended  December  25,  1998   and
        December 26, 1997, had the PRB acquisition occurred on April 1, 1997, are as follows:


                               Dec. 25,     Dec. 26,
                                   1998         1997

     Net Sales                  $71,000      $75,329
                              =========    =========

     Net Income                  $2,360       $2,230
                              =========    =========

     Earnings per share -          $.47         $.43
     Basic                    =========    =========

     Earnings per share            $.45         $.42
     -Diluted                 =========    =========

     <PAGE 7>


4. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the thirty-nine weeks ended December 25, 1998 and December 26, 1997, there were no elements of comprehensive income other than net income.

5. During the thirty-nine weeks ended December 25, 1998, 43,482 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. Also during the thirty-nine weeks, 106,122 common shares were issued from the Company's treasury shares. The total number of treasury shares as of December 25, 1998 was 417,313.

6. During the thirty-nine weeks ended December 25, 1998, the Company granted 106,528 options under its Equity Incentive Plans and 15,000 options under its Stock Option Plan for Non-Employee Directors. Accordingly, options for 542,390 shares were outstanding under the Equity Incentive Plans and 103,000 shares were outstanding under the Stock Option Plan for the Non-Employee Directors; including 3,000 options which were granted contingent upon approval by Shareholders at the 1999 Annual Meeting of an increase in the shares eligible for grant under this plan. A total of 328,459 shares were exercisable under these plans at December 25, 1998.

7. As discussed in note 10 to the Company's Consolidated Financial Statements as of and for the year ended March 31, 1998, the Company holds 249,000 common shares of ARIA Wireless Systems, Inc. No value has been recorded in the balance sheet for this investment. On December 25, 1998, the common shares of ARIA were quoted on the OTC Bulletin Board at a closing price of $0.25 per share.

8. The Company will adopt the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the fiscal year ending March 31, 1999, as required. Adoption of SFAS No. 131 is not expected to have any significant effect on segment reporting.

   The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2000, as required. Because of the
   Company's current minimal hedging activity and lack of derivative instruments, Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.

9. In December 1998, the Company signed a definitive purchase agreement to acquire the business operations, assets and related liabilities of Amherst Systems, Inc. (the "Amherst Acquisition"), a manufacturer of computer controlled simulation/stimulation equipment and systems. The completion of this transaction is subject to obtaining financing and customary regulatory approvals.

<PAGE 8>


             Independent Accountants' Review Report


The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of December 25, 1998, and the related consolidated condensed statements of operations for the thirteen and thirty-nine week periods ended December 25, 1998 and December 26, 1997, and changes in shareholders' equity and cash flows for the thirty-nine week periods ended December 25, 1998 and December 26, 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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




                                         KPMG LLP


Buffalo, New York
January 21, 1999

<PAGE 9>


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

Comptek designs and develops specialized systems, software, and proprietary products intended for the global military electronics market. These defense-related systems provide management information and implement offensive and defensive responses in combat situations. Additionally, the Company is a supplier of EW simulation/stimulation, training and software validation systems related to electronic surveillance. The Company also develops systems and provides engineering and technical services for the maintenance and upgrade of EW and Command, Control, Communication, Computers and Intelligence ("C4I") systems for several U.S. Air Force and Navy platforms including: B1-B Lancer ("B-1B") and B-2A Spirit ("B-2A") bombers; EF-111 Raven ("EF-111"), EA-6B Prowler ("EA-6B") and the F/A-18 Hornet ("F/A-18") aircraft; and navy surface combatants including the AEGIS class destroyers and cruisers.

The Company currently reports its operating activities in two defense-related segments: Defense Systems ("Systems") and Engineering and Technical Services ("Services"). The Systems segment includes operating activities for tactical systems, as well as simulation/stimulation and training systems. Historically, the Services segment has primarily performed under time-and-materials and cost-reimbursement contracts, while the Systems segment has typically operated under fixed-price contracts.

The Company completed its purchase of its wholly-owned subsidiary PRB in May 1998. PRB is a leader in the development of military mission planning systems used to automate complex planning functions for routing, fuel, ordnance and tactics for advanced aircraft weapons systems. PRB's annual net sales, prior to the acquisition by the Company, were approximately $30.0 million with the majority of such sales attributable to domestic activities.

In December 1998, the Company signed a definitive purchase agreement to acquire the business operations, assets and related liabilities of Amherst Systems, Inc. (the "Amherst Acquisition"), a manufacturer of computer controlled simulation/stimulation equipment and systems. The completion of this transaction is subject to obtaining financing and customary regulatory approvals.

The Company's contract backlog at December 25, 1998, was $150.9 million. Since March 31, 1998, backlog has increased 45.8% primarily due to the addition of PRB's backlog and the July 1998 award of contracts valued at over $18.5 million for work on the upgrade of the EW system for the EA-6B.

RESULTS OF OPERATIONS

NET SALES. Net sales increased to $68.0 million in the first nine months of fiscal 1999 from $52.8 million in the first nine months of fiscal 1998, representing an increase of 28.7%. For Systems, net sales increased to $40.7 million in the first nine months of fiscal 1999 from $18.1 million in the first nine months of fiscal 1998. This increase in sales was primarily the result of the acquisition of PRB in May 1998. As a result, sales for the Systems segment grew to 59.8% of the Company's total net sales for the first nine months of fiscal 1999, compared with 34.3% for the first nine months of fiscal 1998. During the first nine months of fiscal 1998, the Company experienced a reduction in the lower-margin subcontractor work on the Electronic Combat Mission Support ("ECMS") contract with the U.S. Navy. The U.S. Navy continues to contract a large portion of subcontractor work directly with subcontractors, as opposed to passing this work through the Company's ECMS contract. As a result, net sales for Services decreased for the first nine months of fiscal 1999 by 21.6% when compared with the first nine months of fiscal 1998. During the fiscal 1999 second quarter, the U.S. Navy awarded the Company a follow-on ECMS contract for an additional two years through fiscal 2001 with potential total contract value of $28.7 million. Services net sales for the first nine months of fiscal 1999 were $27.3 million.

GROSS MARGIN. Gross margin increased to $16.4 million in the first nine months of fiscal 1999 from $10.5 million in the first nine months of fiscal 1998, representing an increase of 56.2%. As a result of the PRB acquisition and increases in the Company's Systems segment sales as a percentage of total Company sales, gross margin as a percentage of net sales has increased to 24.1% in the first nine months of fiscal 1999 compared with 19.9% in the first nine months of fiscal 1998. Systems sales typically produce higher-than-

<PAGE 10>

average gross margins for the Company. Additionally, the overall gross margin percentage improved in fiscal 1999 as a result of the completion of a contract at a higher profit percentage than previously anticipated coupled with the reduction of low-margined subcontractor sales in the Services segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A increased to $9.5 million in the first nine months of fiscal 1999 from $6.5 million in the first nine months of fiscal 1998, representing an increase of 46.2%. As a percentage of sales, SG&A increased to 14.0% for the first nine months of fiscal 1999 compared with 12.3% in the first nine months of fiscal 1998. The acquisition of PRB has resulted in the overall increase in
expenditures  for  SG&A.   While the  increases  in  the  Systems
segment business have produced higher gross margins, Systems requires a higher level of expenditures in marketing and bidding efforts to win new contracts.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D increased to $1.9 million in the first nine months of fiscal 1999 from $591,000 in the first nine months of fiscal 1998, representing an increase of 221.5%. R&D efforts are concentrated primarily in the Company's Systems segment. The operations of PRB, since May 1, 1998, added approximately $1.2 million in R&D expenditures. The remaining R&D expenditures were the result of ongoing development activity with the Company's simulation/stimulation products. The Company anticipates that the expenditures for R&D will continue at the current rate for the remainder of the fiscal year. In the past, the majority of the Company's operations and net sales were Services based, which typically required relatively low amounts of R&D investments. The Company anticipates continued growth in the Systems business through both internal growth and acquisition. As a result, R&D expenditures in total dollars, and as a percentage of sales, is likely to increase.

NET INTEREST EXPENSE. Net interest expense increased to $1.1 million for the first nine months of fiscal 1999 from $333,000 for the first nine months of fiscal 1998, representing an increase of 230.0%. This increase is attributable to the financing costs relating to the acquisition of PRB.

INCOME TAXES. Income taxes increased to $1.6 million in the first nine months of fiscal 1999 from $1.2 million in the first nine months of fiscal 1998, representing an increase of 30.9%. The Company reported an overall effective tax rate (Federal and state) of approximately 40.0% in the first nine months of fiscal 1999, compared with 38.9% in the first nine months of fiscal 1998. This slight increase is the result of the non-deductible goodwill created as a result of the PRB acquisition.

NET INCOME. Net income increased to $2.3 million, or $0.45 per diluted share, in the first nine months of fiscal 1999 from $1.9 million, or $0.35 per diluted share, in the first nine months of fiscal 1998, representing an increase of 28.6%. During the fiscal 1999 third quarter, net income increased to $899,000, or $0.17 per diluted share, from $664,000, or $0.13 per diluted share, representing an increase of 30.8%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of fiscal 1999 was $1.7 million compared with $3.7 million for the first nine months of fiscal 1998. Accounts payable and accounts receivable required cash of $2.1 million and $846,000, respectively, while net earnings of $2.3 million, subject to
certain   non-cash   adjustments   such   as   depreciation   and
amortization, generated cash for the first nine months of fiscal 1999. Accounts payable for the first nine months of fiscal 1999 required a relatively significant amount of cash primarily due to
the   timing  of  payments  to  subcontractors  and  the  related collection on accounts from customers at year-end and the prior year's quarter-end. In contrast, for the first nine months of
fiscal   1998  accounts  payable  generated  cash  of   $221,000.
Positive cash flow thus far for fiscal 1999 has been used to purchase capital equipment and complete software development. Cash generated from the sale of treasury shares to the Company's employees through the Employee Stock Purchase Plan was used to re-purchase the Company's shares of Common Stock for the treasury.

Effective May 14, 1998, the Company completed the purchase of PRB. In connection with the completion of this transaction, the Company's existing credit facility was restructured and a new facility was established. In connection with the Amherst Acquisition, the Company expects to increase the line of credit portion of this facility from $12.0 million to $27.0 million.

<PAGE 11>

The Company's acquisition of all of the outstanding shares of PRB for a purchase price of $20.0 million, was financed with borrowings under the revised credit facility and notes payable to the sellers. Total payments for the acquisition net of cash received was $17.9 million resulting in a substantial increase in long-term debt from $3.6 at March 31, 1998, to $24.1 at June 25, 1998. For the three months ended December 25, 1998, the Company's total long-term debt was reduced by approximately $1.8 million. The Company's total debt-to-equity ratio decreased to
2.53 to 1.0 at December 25, 1998, from 2.7 to 1.0 at September 25, 1998. The decrease is the result of the repayment of long-term debt coupled with increases in the Company's shareholders equity.

The Company anticipates, exclusive of the financing required for the pending Amherst Systems acquisition, that cash flows from operations and available borrowing capacity will be sufficient to cover working capital, capital expenditures demand, stock repurchases and the repayment of long-term debt.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field code. These date code fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations, a situation commonly referred to as the "Year 2000 Issue" or "Year 2000 Problem." The Company has completed its assessment of its internal systems, including its information technology systems and non-information technology systems, for the potential impact of Year 2000 Issues. The Company has also received communications from all of its major vendors and suppliers as to their respective states of readiness and plans for compliance.

In this regard, the Company has completed the conversion of its primary accounting and management information system. The decision to convert was based upon information processing and management reporting enhancements available under the new system. While such conversion was not initiated or accelerated due to the prospect of the Year 2000 Problem, the new system has been represented to the Company as Year 2000 compliant and provides the ancillary benefit of addressing the Year 2000 Issue. Over the next six months the Company will be conducting testing to verify compliance. The majority of the cost for the new system (approximately $205,000) was included in the Company's capital expenditures in fiscal 1998. Remaining expenditures (estimated at $100,000) are included in the Company's anticipated capital requirements for the current fiscal year. Deficiencies in non-information technology systems' recognition of the Year 2000 which were identified as a result of the Company's internal assessment have been corrected. The cost of correction was not material.

Ancillary management information systems used by the Company and its subsidiaries have also been evaluated. Specific upgrades to achieve Year 2000 compliance are covered under existing maintenance agreements or will be purchased for installation by March 31, 1999. The upgrade and testing of the payroll systems is scheduled to be completed by July 31, 1999. Other than the capital expenditures noted in the preceding paragraph, the Company has spent less than $80,000 on Year 2000 compliance upgrades and currently expects total expenditures in the current fiscal year to be approximately $100,000. In addition to the testing of its primary information management systems, the Company is testing all of the personal computers currently in use. For contingency purposes, the Company currently intends to budget an additional $100,000 for capital expenditures in its fiscal year beginning April 1, 1999.

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

The DoD and its departments and agencies are the Company's largest customer group, representing approximately 87.0% of the Company's 1998 net sales. The Company believes that the U.S. Government, including the DoD, is undertaking substantial efforts to address the Year 2000 Problem. The Company, however, can offer no assurances as to the DoD's readiness and the potential impact of the DoD's non-readiness is unknown at this time. A failure by the DoD to adequately address the Year 2000 Problem could, among other things, result in payment delays and contract administration delays which may result in a need

<PAGE 12>

for   increased  borrowing  and  interest  expense   to   satisfy
operational and capital expenditure needs of the Company.

Based  on  currently available information, the Company  believes that the most reasonably likely worst case Year 2000 scenario revolves around two factors: (i) a failure or substantial curtailment of basic power and communication services and (ii) payment and contract administration delays. The Company is in the process of evaluating contingency plans. With respect to administrative systems, such as purchasing, contract administration, and accounting, temporary manual systems could be relied on, if necessary. In many instances, the establishment of a contingency plan related to basic power and communications may not be possible or may be cost prohibitive. In order to address potential payment and contract delays, the Company's current credit facility includes a $12.0 million line of credit for working capital. Also, consistent with the Company's overall cash management practices, a close liaison is maintained with the Defense Contract Management Agency to address potential payment and contract administration issues.

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

While the Company does not currently anticipate a material adverse impact on the Company's financial condition or results of operations, the Company can offer no assurances that the Year 2000 Problem will not adversely impact the Company. Accordingly, the Company expects on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on the Company and its industry group.

In connection with the proposed Amherst Acquisition, the Company has made an assessment of Amherst's internal systems, including Amherst's information technology systems and non-information technology systems, for the potential impact of Year 2000 Issues. The Company believes that Amherst's critical internal systems are currently Year 2000 compliant and all other systems will be made compliant within the next six months at a cost which is not material.

Based on currently available information and the representations of Amherst, the Company believes that the potential adverse impact of the Year 2000 Problem on the Company and the most reasonably likely worst case Year 2000 scenario applicable to the Company is not materially changed by the Amherst Acquisition.

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

<PAGE 13>


                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits:

          10        Amendments P00039 to P00048, inclusive,
                    to Prime Contract No. N00024-97-C-6431.

          11        Comptek Research, Inc. and Subsidiaries
                    Reconciliation of Basic and Diluted EPS
                    Computations.

          15        Letter Regarding Unaudited Interim
                    Financial Information.

          27        Financial Data Schedule.

(b)       Reports on Form 8-K:

          Form 8-K/A reporting date was October 13, 1998

          Item Reported:

          Item 5. Other Events. The Registrant signed a Letter of Intent to acquire the business operations, assets and related liabilities of Amherst Systems, Inc., a privately-held company headquartered in Williamsville, New York

<PAGE 14>


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  February 5, 1998        By:   /s/ John J. Sciuto
                                         John J. Sciuto
				                                     Chairman, President and
                                				     Chief Executive Officer



Date:  February 5, 1998        By:   /s/ Laura L. Benedetti
                                         Laura L. Benedetti
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)


<PAGE 15>


                       INDEX TO EXHIBITS
                         - - - - - - -



 Exhibit                                                   Page
  No.                 Description of Exhibit                No.
 -------   -------------------------------------------    -----

     10     Amendment P00039 to P00048, inclusive, to       17
            Prime Contract No. N00024-97-C-6431.

     11     Comptek Research, Inc. and Subsidiaries         59
            Reconciliation of Basic and Diluted EPS
            Computations

     15     Letter Regarding Unaudited Interim              60
            Financial Information

     27     Financial Data Sheet                            61


     -------------------------


<PAGE 16>



                           Exhibit 10

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00039                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-99-FR-60126                       9-05F-60126
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-799-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                          38010/C-7023

Except as provided herein, all terms and conditions of the
document referenced in item 9A or 10A, as heretofore changed, remains unchanged and in full force and effect.
-----------------------------------------------------------------
15A.  NAME AND TITLE OF SIGNER (Type or print)


16A.  NAME AND TITLE OF CONTRACTING OFFICER (Type or print)
          CHARLES J. CIRINO
          CONTRACTING OFFICER
-----------------------------------------------------------------
15B.  CONTRACTOR/OFFEROR                    15C.  DATE SIGNED


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/CHARLES J. CIRINO
-----------------------------------------------------------------
(Signature of Contracting officer)   |            12-1-98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00039
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Item 0003AA in the amount of $65,100.00. As a result of this modification the amount funded to date is increased by $65,100.00 from $11,602,925.00 to $11,668,025.00. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,383,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001            $0         $0          $0          0
0001AA     $50,084     $2,920     $53,004      1,548 RDT&E97
0001AB          $0         $0          $0          0 FMS
0001AC          $0         $0          $0          0 O&MN97
0001AD    $579,240    $33,770    $613,010     16,913 OPN97
0001AE    $333,878    $19,519    $353,397      9,749 SCN97
0001AF          $0         $0          $0          0 WPN97
0001AG     $30,057     $1,743     $31,800        929 MISC
0001AH  $1,653,557    $90,398  $1,749,955     48,281 O&MN98
0001AJ    $884,318    $51,544    $935,862     27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602      3,463 SCN93
0001AL  $1,795,476   $104,661  $1,900,137     55,481 SCN96
0001AM    $278,683    $16,247    $294,930      8,612 RDT&E98
0001AN    $529,143    $30,849    $559,992     16,351 OPN98
0001AP     $12,254       $714     $12,968        379 SCN91
0001AR    $463,594    $27,027    $490,621     14,325 SCN94
0001AS    $141,737     $8,263    $159,000      4,139 NON-SEVER
TOTAL   $6,864,091   $394,187  $7,273,278    207,496

 ITEM   EST. COST   FIXED FEE TOTAL CPFF   MAN HOURS     TYPE
0003    $8,812,257   $514,621  $9,326,878    250,254
0003AA    $446,499    $26,031    $472,530     12,681 RDT&E98
0003AB     $61,423     $3,581     $65,004      1,744 FMS-RAN
0003AC  $1,317,329    $76,801  $1,394,130     37,413 O&MN98
0003AD     $85,048     $4,958     $90,006      2,415 OPN98
0003AE    $188,982    $11,018    $200,000      5,367 SCN91
0003AF          $0         $0          $0          0 WPN
0003AG          $0         $0          $0          0 MISC
0003AH    $236,228    $13,772    $250,000      6,709 SCN94
0003AJ    $426,819    $24,884    $451,703     12,122 SCN96
0003AK    $188,970    $11,017    $199,987      5,367 RDT&E98ETS
0003AL    $208,815    $12,173    $220,988      5,931 SCN93
0003AM     $47,246     $2,754     $50,000      1,342 RDT&E97ETS
0003AN     $28,347     $1,653     $30,000        805 SCN95
0003AP     $37,796     $2,204     $40,000      1,073 SCN97
0003AR     $37,796     $2,204     $40,000      1,073 SCN98
0003AT    $850,420    $49,579    $899,999     24,153 O&MN99
TOTAL  $12,973,975   $757,250 $13,731,225    368,449

                                                 N00024-97-C-6431
                                                           P00039
                                                      PAGE 3 OF 3


2. Under Section C, SPECIFICATION OR STATEMENT OR WORK, add the following for Item 0003AA.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE, 0003AH, 0003AJ,
0003AK, 0003AL, 0003AM, 0003AN, 0003AP, 0003AR, and 0003 AT - The
contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231, 38244,
38280, 37275, 38254, 38013, 38229, 38262, 38291, 38290, 39296,
38010, 38316, 38326, 59015 and 38010(D).

3. In accordance with the LIMITATION OF COSTS clauses, as listed in the attached financial accounting data sheet, funding in the amount of $65,100.00 is hereby added as follows:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0003AA     $61,514     $3,586     $65,100      1,747 RDT&E 98

4. As a result of this modification the total amount funded to date is increased by $65,100.00 from $11,602,925.00 to
     $11,668,025.00 As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated costs and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 in hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00039
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


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002499FR60126
    TAR 38010 (D)
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S3R    0    068342     2D     980360   S0384  000    0010
-----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $65,100.00                      N0002498AF184PC
                                   PE63514N Applies
PAGE TOTAL     $65,100.00

GRAND TOTAL    $65,100.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/BRIAN SMALE, PMS-500TD1
BRIAN SMALE

DATE:     11/6/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

11/23/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00040                                 SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-99-FR-60132                       9-05F-60132
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
9.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-799-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
14.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
F.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
15.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                          C-9014/59026
                             RDT&E99

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            23 DEC 98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

N00024-97-C-6431
                                                           P00040
                                                      PAGE 2 OF 3

The purpose of this modification is to create Item 0003AS and fully fund Item 0003AS in the amount of $49,999.00. As a result of this modification the amount funded to date is increased by $49,999.00 from $11,668,025.00 to $11,718,024.00. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated costs and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001            $0         $0          $0          0
0001AA     $50,084     $2,920     $53,004      1,548 RDT&E97
0001AB          $0         $0          $0          0 FMS
0001AC          $0         $0          $0          0 O&MN97
0001AD    $579,240    $33,770    $613,010     16,913 OPN97
0001AE    $333,878    $19,519    $353,397      9,749 SCN97
0001AF          $0         $0          $0          0 WPN97
0001AG     $30,057     $1,743     $31,800        929 MISC
0001AH  $1,653,557    $90,398  $1,749,955     48,281 O&MN98
0001AJ    $884,318    $51,544    $935,862     27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602      3,463 SCN93
0001AL  $1,795,476   $104,661  $1,900,137     55,481 SCN96
0001AM    $278,683    $16,247    $294,930      8,612 RDT&E98
0001AN    $529,143    $30,849    $559,992     16,351 OPN98
0001AP     $12,254       $714     $12,968        379 SCN91
0001AR    $463,594    $27,027    $490,621     14,325 SCN94
0001AS    $141,737     $8,263    $159,000      4,139 NON-SEVER
TOTAL   $6,864,091   $400,187  $7,264,278    210,552

 ITEM   EST. COST   FIXED FEE TOTAL CPFF   MAN HOURS     TYPE
0003    $8,765,012   $511,867  $9,276,879    248,912
0003AA    $446,499    $26,031    $472,530     12,681 RDT&E98
0003AB     $61,423     $3,581     $65,004      1,744 FMS-RAN
0003AC  $1,317,329    $76,801  $1,394,130     37,413 O&MN98
0003AD     $85,048     $4,958     $90,006      2,415 OPN98
0003AE    $188,982    $11,018    $200,000      5,367 SCN91
0003AF          $0         $0          $0          0 WPN
0003AG          $0         $0          $0          0 MISC
0003AH    $236,228    $13,772    $250,000      6,709 SCN94
0003AJ    $426,819    $24,884    $451,703     12,122 SCN96
0003AK    $188,970    $11,017    $199,987      5,367 RDT&E98ETS
0003AL    $208,815    $12,173    $220,988      5,931 SCN93
0003AM     $47,246     $2,754     $50,000      1,342 RDT&E97ETS
0003AN     $28,347     $1,653     $30,000        805 SCN95
0003AP     $37,796     $2,204     $40,000      1,073 SCN97
0003AR     $37,796     $2,204     $40,000      1,073 SCN98
0003AS     $47,245     $2,754     $49,999      1,342 RDT&E-99
0003AT    $850,420    $49,579    $899,999     24,153 O&MN99
TOTAL  $12,973,975   $757,250 $13,731,225    368,449

N00024-97-C-6431
                                                           P00040
                                                      PAGE 3 OF 3


5. Under Section C, SPECIFICATION OR STATEMENT OR WORK, add the following for Item 0003AS.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE, 0003AH, 0003AJ,
0003AK, 0003AL, 0003AM, 0003AN, 0003AP, 0003AR, 0003AS, and
0003AT - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38244,
38280, 37275, 38254, 38013, 38229, 38262, 38291, 38290, 39296,
38010, 38316, 38326, 59015, 38010(D), and 59026.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AL and 0003AS.

Item 0003AL - The Contractor shall provide the required services for this item from the date of this modification through 29
January 1999.

Item 0003AS - The Contractor shall provide the required services for this item from the date of this modification through 30 June
1999.

6. In accordance with the LIMITATION OF COSTS clauses, as listed in the attached financial accounting data sheet, funding in the amount of $49,999.00 is hereby added as follows:


 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0003AS     $47,245     $2,754     $49,999      1,342 RDT&E 99

7. As a result of this modification the total amount funded to date is increased by $49,999.00 from $11,668,025.00 to
     $11,718,024.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00040
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AS            DF          1791319        ASYK           251


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002499TI59026

-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      STC    0    068342     2D     980360   K1604  ETS    ETS0
-----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $49,999.00                      N0002499AF1A5YK


PAGE TOTAL     $49,999.00

GRAND TOTAL    $49,999.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/P.C. MONTGOMERY
P.C. MONTGOMERY

DATE:     9 DEC 98


COMPTROLLER APPROVAL:


SIGNATURE     /S/P.C. MONTGOMERY
              P.C. MONTGOMERY
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

12/21/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00041                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-99-FR-60133                       9-05F-60133
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
10.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-799-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
15.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
G.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
16.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                          c-9007/59014
                             SCN-99

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            23 DEC 98
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

N00024-97-C-6431
                                                           P00041
                                                      PAGE 2 OF 3

The purpose of this modification is to create Item 0003AU and fully fund Item 0003AU in the amount of $250,000.00 As a result of this modification the amound funded to date is increased by $250,000.00 from $11,718,024.00 to $11,968,024.00. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

2. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001            $0         $0          $0          0
0001AA     $50,084     $2,920     $53,004      1,548 RDT&E97
0001AB          $0         $0          $0          0 FMS
0001AC          $0         $0          $0          0 O&MN97
0001AD    $579,240    $33,770    $613,010     16,913 OPN97
0001AE    $333,878    $19,519    $353,397      9,749 SCN97
0001AF          $0         $0          $0          0 WPN97
0001AG     $30,057     $1,743     $31,800        929 MISC
0001AH  $1,653,557    $90,398  $1,749,955     48,281 O&MN98
0001AJ    $884,318    $51,544    $935,862     27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602      3,463 SCN93
0001AL  $1,795,476   $104,661  $1,900,137     55,481 SCN96
0001AM    $278,683    $16,247    $294,930      8,612 RDT&E98
0001AN    $529,143    $30,849    $559,992     16,351 OPN98
0001AP     $12,254       $714     $12,968        379 SCN91
0001AR    $463,594    $27,027    $490,621     14,325 SCN94
0001AS    $141,737     $8,263    $159,000      4,139 NON-SEVER
TOTAL   $6,864,091   $400,187  $7,264,278    210,552

 ITEM   EST. COST   FIXED FEE TOTAL CPFF   MAN HOURS     TYPE
0003    $8,528,784   $498,095  $9,026,879    242,203
0003AA    $446,499    $26,031    $472,530     12,681 RDT&E98
0003AB     $61,423     $3,581     $65,004      1,744 FMS-RAN
0003AC  $1,317,329    $76,801  $1,394,130     37,413 O&MN98
0003AD     $85,048     $4,958     $90,006      2,415 OPN98
0003AE    $188,982    $11,018    $200,000      5,367 SCN91
0003AF          $0         $0          $0          0 WPN
0003AG          $0         $0          $0          0 MISC
0003AH    $236,228    $13,772    $250,000      6,709 SCN94
0003AJ    $426,819    $24,884    $451,703     12,122 SCN96
0003AK    $188,970    $11,017    $199,987      5,367 RDT&E98ETS
0003AL    $208,815    $12,173    $220,988      5,931 SCN93
0003AM     $47,246     $2,754     $50,000      1,342 RDT&E97ETS
0003AN     $28,347     $1,653     $30,000        805 SCN95
0003AP     $37,796     $2,204     $40,000      1,073 SCN97
0003AR     $37,796     $2,204     $40,000      1,073 SCN98
0003AS     $47,245     $2,754     $49,999      1,342 RDT&E-99
0003AT    $850,420    $49,579    $899,999     24,153 O&MN99
0003AU    $236,228    $13,772    $250,000      6,709 SCN99
TOTAL  $12,973,975   $757,250 $13,731,225    368,449

N00024-97-C-6431
                                                           P00041
                                                      PAGE 3 OF 3


8. Under Section C, SPECIFICATION OR STATEMENT OR WORK, add the following for Item 0003AU.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE, 0003AH, 0003AJ,
0003AK, 0003AL, 0003AM, 0003AN, 0003AP, 0003AR, 0003AS, 0003AT
and 0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229, 38262, 38291, 38290,
39296, 38010, 38316, 38326, 59015, 38010(D), and 59026 and 59014.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AU.

Item 0003AU - The Contractor shall provide the required services for this item from the date of this modification through 26
February 1999.

9. In accordance with the LIMITATION OF COSTS clauses, as listed in the attached financial accounting data sheet, funding in the amount of $250,000.00 is hereby added as follows:


 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0003AS    $236,228    $13,772    $250,000      6,709 SCN-99

10. As a result of this modification the total amount funded to date is increased by $250,000.00 from $11,718,024.00 to
     $11,968,024.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00041
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AU            DG          1791711        2317           252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002499FR60133
    TAR 59014
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

WB      WTL    0    068342     2D     000000   23168  400    0001
-----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $250,000.00                     N0002499PD21570


PAGE TOTAL     $250,000.00

GRAND TOTAL    $250,000.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/TAMMY SAMUELS
TAMMY SAMUELS, SEA 05F

DATE:     11/25/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/V. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

12/22/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00042                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60138                     9-05F-60138
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                 DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                   111 WEST HURRON STREET
BUYER/SYMBOL: L COOPER/0251               BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
8.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
13.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT SECTION H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
E.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
14.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2

                          RDT&E-99-ETS
                         C-9018/TAR59040

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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/4/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00042
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Item 0003AS, in the amount of $189,689.00. As a result of this modification the amount funded to date is increased by $189,860.00 from $11,968,024.00 to $12,157,893.00. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

1. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139    NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $8,349,375  $487,635  $ 8,837,010 237,108
0003AA    $446,499   $26,031     $472,530 12,681   RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD      85,048     4,958       90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $236,228   $13,772     $250,000   6,709  SCN 94
0003AJ    $426,819   $24,884     $451,703  12,122  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $208,815   $12,173     $220,988   5,931  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $226,654  $13,314      $239,868   6,437  RDT&E99(ETS)
0003AT    $850,420  $ 49,579     $899,999  24,153  O&MN 99
0003AU    $236,228   $13,772     $250,000   6,709  SCN 99
TOTAL  $12,973,975  $757,250  $13,731,225 368,449

                                                 N00024-97-C-6431
                                                           P00042
                                                      PAGE 3 OF 3

2. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AS.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT and
0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229,38262, 38291,
38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59040
and 59048.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AS.

Item 0003AS - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.

3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $189,869.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE
0003AS  $179,409    $ 10,460   $ 189,869   5,095    RDT&E-99(ETS)

4. As a result of this modification the total amount funded to date is increased by $189,869.00 from $11,968,024.00 to
  $12,157,893.00. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00042
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AS         DH             1791319        84TA           251

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60138  TAR 59040
-----------------------------------------------------------------
E.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
SA     S5D     0  068342      2D   980360   S0164  ETS    ETSO
----------------------------------------------------------------
7.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$189,869.00                        N0002499AF184TA
                                   PE63582N

PAGE TOTAL     $189,869.00

GRAND TOTAL    $189,869.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

               /S/JAMES S. EGELAND
               JAMES S. EGELAND, SEA O5D
               DATE: 11/25/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/JEFFREY L. PRITCHETT
              J. L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER
DATE:

12/23/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00043                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60143                      9-05F-60143
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                 DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY              1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                   111 WEST. HURRON STREET
BUYER/SYMBOL: L COOPER/0251               BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
9.   NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
14.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT SECTION H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
F.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
15.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2

                              SCN94
                              SCN96
                        C-9001/TAR 59047

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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/4/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00043
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Item 0003AH and 0003AJ, in the amount of $225,000.00. As a result of this modification the amount funded to date is increased by $225,000.00 from $12,157,893.00 to $12,382,893.00 As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

2. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139    NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $8,136,770  $475,240  $ 8,612,010 231,069
0003AA    $446,499   $26,031     $472,530 12,681   RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048   $ 4,958     $ 90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $354,242   $20,658     $375,000  10,064  SCN 94
0003AJ    $521,310   $30,393     $551,703  14,806  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $208,815   $12,173     $220,988   5,931  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $226,654   $13,314     $239,868   6,437  RDT&E99(ETS)
0003AT    $850,420  $ 49,579     $899,999  24,153  O&MN 99
0003AU    $236,228  $13,772      $250,000   6,709  SCN 99
TOTAL  $12,973,875  $757,250  $13,731,225 368,449

                                                 N00024-97-C-6431
                                                           P00043
                                                      PAGE 3 OF 3

3. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AH and 0003AJ.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT and
0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229,38262, 38291,
38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59040
59048 and 59047.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AS.

Item 0003AH - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.

Item 0003AJ - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.


3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $225,000.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0003AH  $118,114    $ 6,886   $ 125,000   3,355        SCN-94
0003AJ    94,491    $ 5,509   $ 100,000   2,684        SCN-96
         212,605    $12,395    $225,000   6,039

5. As a result of this modification the total amount funded to date is increased by $225,000.00 from $12,157,893 to $12,382,893.00. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00043
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AH         BF             1741611        8386      252
0003AJ         BG             1761711        8386      252

                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60143  TAR 59047
-----------------------------------------------------------------
F.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
YX     WCL     0  068342      2D   000000   22202  429    001A
YX     WCL     0  063842      2D   000000   23027  400    001A
----------------------------------------------------------------
8.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$125,000.00                        N0002497PD77020
                                   (LHD 6)
$100,000.00                        N0002497PD77021
                                   (LHD 7)

PAGE TOTAL     $225,000.00

GRAND TOTAL
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

               /S/MARVIN C. ANTHONY
               CDR M. ROSS, USN, SEA 91K1
               DATE: 12/4/98
COMPTROLLER APPROVAL:

SIGNATURE     /S/V. F. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         12/22/98
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00044                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60144                      9-05F-60144
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                    111 WEST HURRON STREET
BUYER/SYMBOL: L COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
10.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
15.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT SECTION H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
G.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
16.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2

                             OPN 99
                        C-9006/TAR 59058

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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/7/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00044
                                                      PAGE 2 OF 3

The purpose of this modification is to create Item 0003AV and fully fund Item 0003AV, in the amount of $195,000.00. As a result of this modification the amount funded to date is increased by $195,000.00 from $12,382,893.00 to $12,577,893.00
As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139    NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $7,952,512  $464,498  $ 8,417,010 225,836
0003AA    $446,499   $26,031     $472,530  12,681  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048   $ 4,958     $ 90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $354,242   $20,658     $375,000  10,064  SCN 94
0003AJ    $521,310   $30,393     $551,703  14,806  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $208,815   $12,173     $220,988   5,931  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $226,654   $13,314     $239,868   6,437  RDT&E99(ETS)
0003AT    $850,420  $ 49,579     $899,999  24,153  O&MN 99
0003AU    $236,228  $13,772      $250,000   6,709  SCN 99
0003AV    $184,258  $10,742      $195,000   5,223
TOTAL  $12,973,975  $757,250  $13,731,225 368,449

                                                 N00024-97-C-6431
                                                           P00044
                                                      PAGE 3 OF 3

4. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AV.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT,
0003AU, and 0003AV - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231, 38244, 38280, 37275, 38254, 38013, 38229,38262,
38291,38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59
040 59048 and 59047.

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AV.

Item 0003AV - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.


3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $195,000.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0003AV  $184,258    $10,742   $ 195,000     5,233      OPN-99

     This is the SSDS share of the cost associated with this effort.


6. As a result of this modification the total amount funded to date is increased by $195,000.00 from $12,382,893 to $12,557,893.00.. As a result of this modification, the total estimated value of this contract remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00044
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AV         DJ             1791810        A4UQ            252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499TR59058  N0002499FR60144
-----------------------------------------------------------------
G.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
SM     377    0  068342      2D   000000   UQ775  000    E0DJ

----------------------------------------------------------------
9.   AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$195,000.00                        N0002499PDFUQ77


PAGE TOTAL     $195,000.00

GRAND TOTAL    $195,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

               /
COMPTROLLER APPROVAL:

SIGNATURE     /S/J.M. SEALY
              J.M. SEALY
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         1/6/99
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00045                                SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.            5. PROJECT NO.
      N00024-99-FR-60145                    9-05F-60145
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                   DCMC SYRACUSE-BUFFALO
2531 JEFFERSON DAVIS HIGHWAY                1103 FEDERAL BUILDING
ARLINGTON VA 22242-5160                     111 W. HURON STREET
BUYER/SYMBOL: L. COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
11.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-799-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 |  FACILITY CODE    |   |

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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
16.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying  office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 x   |    UNILATERAL MODIFICATION PURSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
H.   IMPORTANT: Contractor [X] is not, [  ] is required to sign this document and return 2 copies to the issuing office.

-----------------------------------------------------------------
17.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)


                          SEE PAGE 2

                        C-9028/TAR 59072
                          RDT&E-99-ETS

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


Signature of person authorized to sign

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /s/ANN VAN HOUTEN
-----------------------------------------------------------------
(Signature of Contracting officer)   |            1/8/99
-----------------------------------------------------------------
PREVIOUS EDITION UNUSABLE          30-105
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

N00024-97-C-6431
                                                           P00045
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0003AS in the amount of $49,990.00. As a result of this modification the amount funded to date is increased by $49,990.00 from $12,577,893.00 to $12,627,883.00. As a result of this modification, the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

3. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0001            $0         $0          $0          0
0001AA     $50,084     $2,920     $53,004      1,548 RDT&E97
0001AB          $0         $0          $0          0 FMS
0001AC          $0         $0          $0          0 O&MN97
0001AD    $579,240    $33,770    $613,010     16,913 OPN97
0001AE    $333,878    $19,519    $353,397      9,749 SCN97
0001AF          $0         $0          $0          0 WPN97
0001AG     $30,057     $1,743     $31,800        929 MISC
0001AH  $1,653,557    $90,398  $1,749,955     48,281 O&MN98
0001AJ    $884,318    $51,544    $935,862     27,326 RDT&E98-ETS
0001AK    $112,070     $6,532    $118,602      3,463 SCN93
0001AL  $1,795,476   $104,661  $1,900,137     55,481 SCN96
0001AM    $278,683    $16,247    $294,930      8,612 RDT&E98
0001AN    $529,143    $30,849    $559,992     16,351 OPN98
0001AP     $12,254       $714     $12,968        379 SCN91
0001AR    $463,594    $27,027    $490,621     14,325 SCN94
0001AS    $141,737     $8,263    $159,000      4,139 NON-SEVER
TOTAL   $6,864,091   $400,187  $7,264,278    210,552

 ITEM   EST. COST   FIXED FEE TOTAL CPFF   MAN HOURS     TYPE
0003    $7,905,276   $461,744  $8,367,020    224,494
0003AA    $446,499    $26,031    $472,530     12,681 RDT&E98
0003AB     $61,423     $3,581     $65,004      1,744 FMS-RAN
0003AC  $1,317,329    $76,801  $1,394,130     37,413 O&MN98
0003AD     $85,048     $4,958     $90,006      2,415 OPN98
0003AE    $188,982    $11,018    $200,000      5,367 SCN91
0003AF          $0         $0          $0          0 WPN
0003AG          $0         $0          $0          0 MISC
0003AH    $354,342    $20,658    $375,000     10,064 SCN94
0003AJ    $521,310    $30,393    $551,703     14,806 SCN96
0003AK    $188,970    $11,017    $199,987      5,367 RDT&E98ETS
0003AL    $208,815    $12,173    $220,988      5,931 SCN93
0003AM     $47,246     $2,754     $50,000      1,342 RDT&E97ETS
0003AN     $28,347     $1,653     $30,000        805 SCN95
0003AP     $37,796     $2,204     $40,000      1,073 SCN97
0003AR     $37,796     $2,204     $40,000      1,073 SCN98
0003AS    $273,890    $15,968    $289,858      7,779 RDT&E-99
0003AT    $850,420    $49,579    $899,999     24,153 O&MN99
0003AU    $236,228    $13,772    $250,000      6,709 SCN99
0003AV    $184,258    $10,742    $195,000      5,223 OPN-99
TOTAL  $12,973,975   $757,250 $13,731,225    368,449

N00024-97-C-6431
                                                           P00041
                                                      PAGE 3 OF 3


11. Under Section C, SPECIFICATION OR STATEMENT OR WORK, add the following for Item 0003AU.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE, 0003AH, 0003AJ,
0003AK, 0003AL, 0003AM, 0003AN, 0003AP, 0003AR, 0003AS, 0003AT
and 0003AU -- The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234,
38231, 38244, 38280, 37275, 38254, 38013, 38229, 38262, 38291,
38290, 39296, 38010, 38316, 38326, 59015, 38010(D), 59026, 59014,
59040, 59048, 59047 and 59072.


12. In accordance with the LIMITATION OF COSTS clauses, as listed in the attached financial accounting data sheet, funding in the amount of $49,990.00 is hereby added as follows:


 ITEM   EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS     TYPE
0003AS     $47,236     $2,754     $49,990      1,342 RDT&E-99-
                                                     ETS


13. As a result of this modification the total amount funded to date is increased by $49,990.00 from $12,577,893 to $12,627,883.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N00024-97-C-6431                                 P00045
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AS            DH          1791319        84TA           251


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
    N0002499FR60145
    TAR 59072
-----------------------------------------------------------------
H.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT      PAA      COST CODE
                   (CRITICAL)                  PROJ          PDLI
                                               UNIT   MCC   & SUF
_________________________________________________________________

SA      S5D    0    068342     2D     980360   S0164  ETS    ETS0
-----------------------------------------------------------------
10.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

   $49,990.00                      N0002499AF184TA


PAGE TOTAL     $49,990.00

GRAND TOTAL    $49,990.00

-----------------------------------------------------------------

PREPARED/AUTHORIZED BY:

/S/JAMES S. EGELAND
JAMES S. EGELAND, SEA 05D

DATE:     12/14/98


COMPTROLLER APPROVAL:


SIGNATURE     /S/J.L. PRITCHETT
              J.L. PRITCHETT
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:

1/7/99
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00046                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60150                      9-05F-60150
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                    111 WEST HURRON STREET
BUYER/SYMBOL: L COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
11.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1990
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
16.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
H.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
17.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                          SEE PAGE 2

                             O&MN 99
                        C-9030/TAR 59074

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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/8/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00046
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0003AT in the amount of $399,999.00. As a result of this modification the amount funded to date is increased by $399,999.00 from $12,627,883.00 to $13,027,882.00. As a result of this modification the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

4. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139  NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $7,527,312  $439,709  $ 7,967,021 213,759
0003AA    $446,499   $26,031     $472,530  12,681  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048   $ 4,958     $ 90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $354,342   $20,658     $375,000  10,064  SCN 94
0003AJ    $521,310   $30,393     $551,703  14,806  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $208,815   $12,173     $220,988   5,931  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $273,890   $15,968     $289,858   7,779  RDT&E99(ETS)
0003AT  $1,228,384  $71,614    $1,299,998  50,039  O&MN 99
0003AU    $236,228  $13,772      $250,000   6,709  SCN 99
0003AV    $184,258  $10,742      $195,000   5,223  OPN- 99
TOTAL  $12,973,975  $757,250  $13,731,225 368,449

                                                 N00024-97-C-6431
                                                           P00046
                                                      PAGE 3 OF 3

5. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Item 0003AT.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT,
and 0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229,38262,
38291,38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59
040, 59048, 59047,59072, and 59074..


3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $399,999.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0003AT  $377,964    $22,035   $ 399,999    10,735      O&MN 99

7. As a result of this modification the total amount funded to date is increased by $399,999.00 from $12,627,883 to $13,027,882.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00046
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AT         DC             1791804        8U6N            252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60150  TAR 59074
-----------------------------------------------------------------
H.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
SA    SCL     0  068342      2D   000000    46N05  000    0000

----------------------------------------------------------------
10.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$399,999.00                        N0002499RA08U6N


PAGE TOTAL     $399,999.00

GRAND TOTAL    $399,999.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

SIGNATURE../S/MICHAEL A. O'NEAL
            MICHAEL A. O'NEAL
            PH (703)602-0647 X600  FAX (703)602-0649

DATE:     12/18/98

COMPTROLLER APPROVAL:

SIGNATURE     /S/S. M. SIMPKINS
              SHIRLEY M. SIMPKINS
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         DEC 23 1998
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00047                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60151                      9-05F-60151
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                    111 WEST HURRON STREET
BUYER/SYMBOL: L COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
12.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1997
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
17.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
I.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
18.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

SCN 99                       SEE PAGE 2      C-9002/TAR 59069
SCN 94                                       C-9029/TAR 59051
SCN 96

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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/13/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00047
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0003AH,0003AJ and 0003AU in the amount of $685,000.00. As a result of this modification the amount funded to date is increased by $685,000.00 from $13,027,882.00 to $13,712,882.00.
As a result of this modification the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

5. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139  NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $6,880,048  $401,973  $7,282,021  195,380
0003AA    $446,499   $26,031     $472,530  12,681  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048   $ 4,958     $ 90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $878,768  $51,232      $930,000  24,955  SCN 94
0003AJ    $615,801  $35,902      $651,703  17,489  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $208,815   $12,173     $220,988   5,931  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $273,890   $15,968     $289,858   7,779  RDT&E99(ETS)
0003AT  $1,228,384  $71,614    $1,299,998  50,039  O&MN 99
0003AU    $264,575  $15,425      $280,000   7,514  SCN 99
0003AV    $184,258  $10,742      $195,000   5,223  OPN- 99
TOTAL  $12,973,975  $757,250  $13,731,225 364,449


                                                 N00024-97-C-6431
                                                           P00047
                                                      PAGE 3 OF 3

6. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AH,0003AJ and 0003AU.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT,
and 0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229,38262,
38291,38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59
040, 59048, 59047,59072,59074,59051 and 59069..

Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Items 0003AH and 0003AJ.

Item 0003AH - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.

Item 0003AJ - The Contractor shall provide the required services for this item from the date of this modification through 30
September 1999.


3. In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $685,000.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0003AH  $524,426    $30,574   $ 555,000    14,894      SCN 94
0003AJ  $ 94,491    $ 5,509   $ 100,000     2,684      SCN 96
0003AU  $ 28,347    $ 1,653   $  30,000       805      SCN 99
647,264    $37,736   $ 685,000     18,383

8. As a result of this modification the total amount funded to date is increased by $685,000.00 from $13,027,882 to $13,712,882.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee).

5. All other terms and conditions of said contract remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00047
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AH         BF             1741611        8386            252
0003AJ         BG             1761711        8386            252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60151  TAR 59069
-----------------------------------------------------------------
I.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
YX    WCL     0  068342      2D   000000    22202  429    001A
YX    WCL     0  068342      2D   000000    23027  400    001A

----------------------------------------------------------------
11.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$555,000.00                        N0002497PD77020
                                        (LHD 6)
$100,000.00                        N0002497PD77021
                                        (LHD 7)


PAGE TOTAL     $655,000.00

GRAND TOTAL
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

SIGNATURE../S/MARVIN C. ANTHONY
            CDR M. ROSS, USN SEA 91K1

DATE:     12/18/98

COMPTROLLER APPROVAL:

SIGNATURE     /S/V. F. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         1/8/99
-----------------------------------------------------------

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00047
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AU         DG             1791711        2317       252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR50151  TAR 59051
-----------------------------------------------------------------
J.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
WB    WTL     0  068342      2D   000000    23168  400    0001

----------------------------------------------------------------
12.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$30,000.00                         N0002499PD21570



PAGE TOTAL     $30,000.00

GRAND TOTAL    $30,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

SIGNATURE../S/TAMMY SAMUELS
            TAMMY SAMUELS, SEA 05F

DATE:     12/18/98

COMPTROLLER APPROVAL:

SIGNATURE     /S/V. F. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         1/8/99
-----------------------------------------------------------

-----------------------------------------------------------------
AMENDMENT OF SOLICITATION/MODIFICATION OF CONTRACT
1. CONTRACT ID CODE                    PAGE OF PAGES
         U                               1       3
-----------------------------------------------------------------
2.   AMENDMENT/MODIFICATION NO.           3. EFFECTIVE DATE
         P00048                             SEE BLK 16C.

4. REQUISITION/PURCHASE REQ. NO.          5. PROJECT NO.
      N00024-99-FR-60155                      9-05F-60155
-----------------------------------------------------------------
6. ISSUED BY CODE N00024 7. ADMINISTERED BY(If other than Item 6)
                                                   CODE  S3305A

NAVAL SEA SYSTEMS COMMAND                  DCMC SYRACSE BUFFALO
2531 JEFFERSON DAVIS HIGHWAY               1103 FEBERAL BUILDING
ARLINGTON VA 22242-5160                    111 WEST HURRON STREET
BUYER/SYMBOL: L COOPER/0251                BUFFALO, NY 14202
PHONE: Area Code 703/602-8105, EXT. 516
-----------------------------------------------------------------
13.  NAME AND ADDRESS OF CONTRACTOR (No., street, county, State
  and
   ZIP Code)
                                |   |9A. AMENDMENT OF
                                |   |    SOLICITATION NO.
                                |   |---------------------------
CEC NO: 07-779-9799             |   |9B.  DATED (SEE ITEM 11)
                                |   |
COMPTEK FEDERAL SYSTEMS, INC.   |   |---------------------------
2732 TRANSIT ROAD               |(X)|10A. MODIFICATION OF
BUFFALO, NY 14224-2523          |   |     CONTRACT/ORDER NO.
                                |   |     N00024-97-C-6431
                                |   |---------------------------
TIN NO: 16-1411419              |   |10B.  DATED (SEE ITEM 13)
--------------------------------|   |        30 APRIL 1997
 CODE OTTJ6 | FACILITY CODE  0  |   |


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

12.  ACCOUNTING AND APPROPRIATION DATA
     SEE ATTACHED FINANCIAL ACCOUNTING DATA SHEETS
-----------------------------------------------------------------
18.  THIS ITEM APPLIES ONLY TO MODIFICATIONS OF
    CONTRACTS/ORDERS, IT MODIFIES THE CONTRACT/ORDER NO. AS
    DESCRIBED IN ITEM 14.
-----------------------------------------------------------------
     | A. THIS CHANGE ORDER IS ISSUED PURSUANT TO: (Specify
     |    authority) THE CHANGES
     |    SET FORTH IN ITEM 14 ARE MADE IN THE
     |    CONTRACT ORDER NO.  IN ITEM 10A.
-----------------------------------------------------------------
     | B. THE ABOVE NUMBERED CONTRACT/ORDER IS MODIFIED TO
     |    REFLECT THE ADMINISTRATIVE
     |    CHANGES (such as changes in paying office,
     |    appropriation date, etc.) SET FORTH
     |    IN ITEM 14, PURSUANT TO THE AUTHORITY OF FAR 43,103(b).
-----------------------------------------------------------------
     | C. THIS SUPPLEMENTAL AGREEMENT IS ENTERED INTO PURSUANT TO
     |    AUTHORITY OF:
     |
-----------------------------------------------------------------
     | D. OTHER (Specify type of modification and authority)
 X   |    UNILATERAL MODIFICATION PERSUANT TO CLAUSE H-2,
     |    ALLOTMENT OF FUNDS
-----------------------------------------------------------------
J.   IMPORTANT: Contractor [X] is not, [ ] is required to sign
  this document and return __ copies to the issuing office.

-----------------------------------------------------------------
19.  DESCRIPTION OF AMENDMENT/MODIFICATION (Organized by UCF
  section headings, including solicitation/contract subject matter where feasible.)

                         SCN 93
                         C-9033/TAR 59078
                         SEE PAGE 2


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

Signature of person authorized to sign

16A. ANN VAN HOUTEN
     CONTRACTING OFFICER

16B.  UNITED STATES OF AMERICA       |        16C.  DATE SIGNED
      By /S/ANN VAN HOUTON                        1/13/99
-----------------------------------------------------------------
(Signature of Contracting officer)   |
-----------------------------------------------------------------
NSN 7540-01-152-8070
PREVIOUS EDITION UNUSABLE
STANDARD FORM 30 (REV. 10-83)
Prescribed by GSA

                                                 N00024-97-C-6431
                                                           P00048
                                                      PAGE 2 OF 3

The purpose of this modification is to fully fund Items 0003AL in the amount of $50,000.00. As a result of this modification the amount funded to date is increased by $50,000.00 from $13,712,882.00 to $13,762,882.00. As a result of this modification the total estimated value of this contract remains unchanged at $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee). Accordingly, Contract N00024-97-C-6431 is hereby modified as follows:

6. Under Section B, SUPPLIES OR SERVICES and PRICES/COSTS, replace Items 0001 and 0003 with the following ceilings:

 ITEM   EST. COST    FIXED   TOTAL CPFF    MAN    TYPE
                      FEE                 HOURS
0001            $0        $0         $0        0
0001AA     $50,084    $2,920    $53,004    1,548  RDT&E 97
0001AB          $0        $0         $0        0  FMS
0001AC          $0        $0         $0        0  O&MN 97
0001AD    $579,240   $33,770   $613,010   16,913  OPN 97
0001AE    $333,878   $19,519   $353,397    9,749  SCN 97
0001AF          $0        $0         $0        0  WPN 97
0001AG     $30,057    $1,743    $31,800      929  MISC
0001AH  $1,653,557   $90,398 $1,749,955   48,281  O&MN 98
0001AJ    $884,318   $51,544   $935,862   27,326  RDT&E 98-ETS
0001AK    $112,070    $6,532   $118,602    3,463  SCN 93
0001AL  $1,795,476  $104,661 $1,900,137   55,481  SCN 96
0001AM    $278,683   $16,247   $294,930    8,612  RDT&E 98
0001AN    $529,143   $30,849   $559,992   16,351  OPN 98
0001AP     $12,254      $714    $12,968      379  SCN 91
0001AR    $463,594   $27,027   $490,621   14,325  SCN 94
0001AS    $141,737    $8,263   $150,000    4,139    NON-SERVER
 TOTAL  $6,864,091  $400,187 $7,264,278  210,552

ITEM   EST. COST     FIXED    TOTAL CPFF    MAN    TYPE
                      FEE                  HOURS
0003    $6,832,802  $399,219  $7,232,021  194,038
0003AA    $446,499   $26,031     $472,530  12,681  RDT&E 98
0003AB     $61,423    $3,581      $65,004   1,744  FMS-RAN
0003AC  $1,317,329   $76,801   $1,394,130  37,413  O&MN 98
0003AD     $85,048   $ 4,958     $ 90,006   2,415  OPN 98
0003AE    $188,982   $11,018     $200,000   5,367  SCN 91
0003AF          $0        $0           $0       0  WPN
0003AG          $0        $0           $0       0  MISC
0003AH    $878,768   $51,232     $930,000  24,955  SCN 94
0003AJ    $615,801   $35,902     $651,703  17,489  SCN 96
0003AK    $188,970   $11,017     $199,987   5,367  RDT&E98(ETS)
0003AL    $256,061   $14,927     $270,988   7,273  SCN 93
0003AM     $47,246    $2,754      $50,000   1,342  RDT&E97(ETS)
0003AN     $28,347    $1,653      $30,000     805  SCN 95
0003AP     $37,796    $2,204      $40,000   1,073  SCN 97
0003AR     $37,796    $2,204      $40,000   1,073  SCN 98
0003AS    $273,890   $15,968     $289,858   7,779  RDT&E99(ETS)
0003AT  $1,228,384   $71,614   $1,299,998  50,039  O&MN 99
0003AU    $264,575   $15,425     $280,000   7,514  SCN 99
0003AV    $184,258   $10,742     $195,000   5,223  OPN- 99
TOTAL  $12,973,975  $757,250  $13,731,225 364,449

                                                 N00024-97-C-6431
                                                           P00048
                                                      PAGE 3 OF 3

7. Under Section C, SPECIFICATION OR STATEMENT OF WORK, add the following for Items 0003AL.

Items 0003AA, 0003AB, 0003AC, 0003AD, 0003AE,0003AH,
0003AJ,000AK,000AL,0003AM,0003AN,0003AP,0003AR,0003AS, 0003AT,
and 0003AU - The contractor shall perform all work required under Technical Instructions 38223, 37385, 38228, 38220, 38234, 38231,
38244, 38280, 37275, 38254, 38013, 38229,38262,
38291,38290,39296,38010,38316,38326,59015,38010(D),59026,59014,59
040, 59048, 59047,59072,59074,59051, 59069 and 59078.

3. Under Section F, DELIVERIES OR PERIOD OF PERFORMANCE, add the following for Item 0003AL.

Item 0003AL - The Contractor shall provide the required services for this item from the date of this modification through 31 March
1999.

4 In accordance with the LIMITATION OF COST clauses, as listed in the attached financial accounting data sheet, funding in the amount of $50,000.00 is hereby added as follows:

ITEM    EST. COST   FIXED FEE  TOTAL CPFF  MAN HOURS  TYPE

0003AL  $47,246    $ 2,754   $ 50,000       1,342      SCN 93

5. As a result of this modification the total amount funded to date is increased by $50,000.00 from $13,712,882.00 to
  $13,762,882.00. As a result of this modification, the total estimated value of this contract is remains unchanged as $20,995,503 ($19,838,066 estimated cost and $1,157,437 fixed fee).

6. All other terms and conditions of said contract remain unchanged.

-----------------------------------------------------------------

             FINANCIAL ACCOUNTING DATA SHEET - NAVY
-----------------------------------------------------------------

1. CONTRACT NUMBER          2. SPIN          3. MOD (CRITICAL)
    (CRITICAL)

  N0002497C6431                               P00048
-----------------------------------------------------------------
5.          6.  LINE OF ACCOUNTING

CLIN/SLIN       A. ACRN    B. APPROPRI-   C. SUBHEAD      D. OBJ
                CRITICAL      ATION          (CRITICAL)      CLA
                             (CRITICAL)
-----------------------------------------------------------------
0003AL         DK             1731611        8371            252


                  FINANCIAL ACCOUNTING DATA SHEET -- Continued
-----------------------------------------------------------------
4. PR NUMBER                                 PAGE 1 OF 1
N0002499FR60155  TAR 59069
-----------------------------------------------------------------
K.       F.     G.    H.        I.      J.       K.
PARM   RFM    SA    AAA       TT    PAA      COST CODE    PDLI
                 (CRITICAL)             PROJ UNIT  MCC   & SUF
WA    WCW     0  068342      2D   000000    21959  906    0000

----------------------------------------------------------------
13.  AMOUNT (CRITICAL)             NAVY INTERNAL USE ONLY
                                   REF COD/ACRN

$50,000.00                         N0002493AF08371



PAGE TOTAL     $50,000.00

GRAND TOTAL    $50,000.00
-----------------------------------------------------------------
PREPARED/AUTHORIZED BY:

SIGNATURE    /S/ROBERT BOYD 3773D


DATE:        12/22/98

COMPTROLLER APPROVAL:

SIGNATURE     /S/V. F. JEFFERSON
              V. JEFFERSON
              BY DIRECTION OF
              CAPT. V.H. ACKLEY
              DEPUTY COMMANDER/COMPTROLLER

DATE:         1/8/99
------------------------------------------------------------


Exhibit 11


COMPTEK RESEARCH, INC.
   AND SUBSIDIARIES
RECONCILIATION OF BASIC
    AND DILUTED EPS
     COMPUTATIONS

 Thirteen and Thirty-
   Nine Weeks Ended
 December 25, 1998 and
   December 26, 1997
 (In thousands, except
  per share amounts)


                         Thirtee             Thirty-
                         n Weeks               Nine
                          Ended               Weeks
                                              Ended

                          Dec.      Dec.       Dec.       Dec.
                           25,       26,       25,         26,
                          1998      1997       1998       1997

Basic EPS

   Net income               $899      $664     $2,347     $1,871
   (Numerator)           =======    ======   =======     =======


   Shares (Denominator)    5,063     5,172      5,027      5,221
                         =======    ======    =======    =======

   Net income per share    $0.18     $0.13      $0.47      $0.36
   - Basic               =======    ======    =======    =======





Diluted EPS


   Net income               $899      $664     $2,347     $1,871
   (Numerator)           =======    ======    =======    =======

   Shares (Denominator)    5,223     5,308      5,203      5,349
                         =======    ======    =======    =======

   Net income per share    $0.17     $0.13      $0.45      $0.35
   - Diluted             =======    ======    =======    =======

Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration Statement Nos. 33-54170, 33-82536, 333-11437, and
333-62752

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated
January 21, 1999, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



KPMG Peat Marwick LLP



Buffalo, New York
January 21, 1999


