Form 10-Q/A
period 1998-12-25
COMPTEK RESEARCH INC/NY
filed 1999-03-09
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                          FORM 10-Q/A
                        Amendment No. 1


(Mark One)
[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1998.

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


                    Commission file number   1-8502
                                           -----------


                         Comptek Research, Inc.
________________________________________________________________________
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
________________________________________________________________________
(State or other jurisdiction               (I.R.S. Employee
of incorporation or organization)           Identification No.)


2732 Transit Road, Buffalo, New York              14224-2523
_________________________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (716) 677-4070
                                                    -----------------

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
                                       Yes    X    No
                                           -------    -------


        Class                     Outstanding at January 31, 1999
________________________          ________________________________
Common $.02 Par Value                         5,080,855

<PAGE 1>


                        EXPLANATORY NOTE


This  Amendment  to  Form  10-Q for the  quarterly  period  ended
December 25, 1998, is filed in order to correct the date of signature to February 5, 1999 in place of February 5, 1998.


                           AMENDMENT


The  signature  date  of the report is hereby  amended  to  read:
February 5, 1999.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date: March 9, 1999                By:   /s/ John J. Sciuto
                                   ____________________________
                                   John J. Sciuto
                                   Chairman, President and
                                   Chief Executive Officer



Date: March 9, 1999                By: /s/ Laura L. Benedetti
                                   ____________________________
                                   Laura L. Benedetti
                                   Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)

<PAGE 2>