Form 10-K
period 1999-03-31
COMPTEK RESEARCH INC/NY
filed 1999-06-29
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC

                           FORM 10-K


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1999.

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  __________  to  __________


               Commission file number :   1-8502


                         Comptek Research, Inc.
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-------------------------------          -----------------------
(State or other jurisdiction               (I.R.S. Employee
of incorporation or organization)           Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (716) 677-4070
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
 Title of each Class                       which registered
----------------------------------------------------------------

Common Stock, $.02 par value            American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                              None
-----------------------------------------------------------------
                        (Title of class)

                         Not Applicable
-----------------------------------------------------------------
                        (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based upon the closing sale price of the Common Stock on June 16, 1999, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant (the "Company" or "Comptek") was approximately $32.7
million.   Solely for purposes of this calculation, all persons
who are executive officers or directors of the Company have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock, $.02 par value, was 5,086,223 at June 16, 1999.

              DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek
Research, Inc. Proxy Statement for the Annual Meeting of
Shareholders for the Annual Meeting to be held August 13, 1999
(the "Company's 1999 Definitive Proxy Statement").

<PAGE 2>


                        TABLE OF CONTENTS

                                                         Page No.

                             PART I

Item 1.                                               Business

       General                                              6
       Products and Services                                6
       Sales and Marketing                                  8
       Customers                                            9
       Sales to Foreign Customers                           9
       Backlog                                             10
       Engineering and Manufacturing                       10
       Competition                                         10
       Independent Research and Development                11
       Patents and Trade Secrets                           11
       Employees                                           11
       Officers of Registrant                              12
       Risk Factors Which May Affect Business              13

Item 2.    Properties

       Facilities                                          15
       Equipment and Leasehold Improvements                16

Item 3.    Legal Proceedings                               16

Item 4.    Submission of Matters to a Vote of Security Holders
17


                             PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                     17

Item 6.    Selected Financial Data                         18

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations             19

<PAGE 3>


                  TABLE OF CONTENTS (Continued)

                                                         Page No.

Item 8.    Financial Statements and Supplementary Data

       Consolidated Balance Sheets                         27
       Consolidated Statements of Income                   28
       Consolidated Statements of Cash Flows               29
       Consolidated Statements of Shareholders' Equity     30
       Notes to Consolidated Financial Statements          31
       Independent Auditors' Report                        44

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure          45

                            PART III

Item 10.   Directors and Executive Officers of the
           Registrant                                       45

Item 11.   Executive Compensation                           45

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                   45

Item 13.   Certain Relationships and Related Transactions   45

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                              45

Signatures                                                  47

Schedule II                                                 49

Index to Exhibits                                           50

Exhibits                                                    53

In this report, references to "we," "us," "our," "Company" and "Comptek" refer to Comptek Research, Inc. and its subsidiaries, unless the context otherwise requires.

<PAGE 4>

Note Regarding Forward-Looking Statements

     This report contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the defense industry, and management's beliefs and assumptions. The use of words herein such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "likely" and similar expressions are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbors created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurances that they will prove to be accurate. The reader's particular attention is directed to the sub-heading "Forward Looking Information and Cautionary Statement" contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sub-heading "Risk Factors Which May Affect Business" at the end of
Part I, Item I for a discussion of risk and other factors.


<PAGE 5>

Business

General

Comptek is a leading developer and integrator of surveillance and communications systems for the defense electronics market. We provide systems engineering, operational support and project management services for the development of tactical electronic warfare ("EW") systems, EW simulation/stimulation and training, command and control, and mission planning systems. We also design and build sensor test and support equipment, software, and other products or systems. Our products and services enhance the operational performance and readiness of existing weapons as well as extend their useful lives and survivability. We have been involved in either the development, lifecycle support or testing of nearly all of the major EW systems that have been fielded by either the U.S. Air Force or U.S. Navy since 1974, including systems for B-1B and B-2A bombers; EF-111, EA-6B and F/A-18 aircraft; and navy surface combatants, including AEGIS class destroyers and cruisers.

Expansion through acquisitions and increased international activities have both been, and continue to be, important elements
of our business strategy.   Over the last three years, we have
acquired three private companies. In March 1996, we acquired Advanced Systems Development, Inc., a highly specialized developer of electronic warfare simulation/stimulation, training and software validation systems related to electronic surveillance. Largely as a result of the acquisition of Advanced Systems Development, Inc., we substantially increased our presence in international markets. Effective May 1, 1998, we completed our acquisition of PRB Associates, Inc., a leader in the development of military mission planning and precision targeting systems. On March 26, 1999, we completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc., a firm specializing in simulation/stimulation and evaluation systems for electronic defense applications.

Comptek focuses on highly specialized areas within the defense electronics market. We have expertise in signal processing, development of software programs for real-time processing, design of high-speed digital processing hardware, generation of embedded software for digital signal processors, development of wideband radio frequency and microwave systems, data reduction and extraction, data filtering and processing and display and the
integration and engineering of complex systems.   As a result of
the above noted acquisitions and the focus of our principal activities as of the end of fiscal year 1999, we have revised our reportable segments as follows:

       *    Tactical Systems
       *    EW Simulation/Stimulation and Training Systems
       *    Engineering and Technical Services

Products and Services

Tactical Systems

Comptek supplies EW systems used for intercepted radar signal processing, threat analysis and counter-measures. We also provide real-time command and control data-link processing and display systems, mission planning systems, and airspace management systems. These systems are designed to operate in today's complex electronic environments, giving military commanders the ability to make timely situational assessments and decisions. Our areas of expertise include systems design and integration, hardware specification and signal processing software development. Our expertise is applied toward the following requirements:

Shipboard Systems. We have been a supplier to the U.S. Navy of surface EW systems and software since 1974, when it developed operational software for the AN/SLQ-32 shipboard EW system. The AN/SLQ-32 system is a surface navy shipboard electronic defense system used to detect and identify radar signals. It has the capability to jam these signals and generate false radar targets. The AN/SLQ-32 system is the primary U.S. Navy shipboard EW system and was operational on U.S. Navy surface warships deployed in the Persian Gulf War. In addition to providing lifecycle maintenance and support for

<PAGE 6>

the AN/SLQ-32, we are also developing processing components for the next generation shipboard EW system, the Advanced Integrated
Electronic Warfare System ("AIEWS").

Airborne Systems. Our involvement in airborne EW includes production of test and support equipment, and design and development of operational software. We have been involved either in the development or lifecycle maintenance of nearly every U.S. airborne EW system developed over the last 20 years. We have developed real-time signal processing algorithms used to identify hostile radars, and have assisted the U.S. and foreign air forces with the development of improved software for a wide variety of combat aircraft installed radar warning receivers. This expertise has enabled us to develop and manufacture specialized support and test equipment used in maintaining the software in modern digital radar warning receivers and self-protection jammers.

Mission Planning.   We develop mission planning systems that are
used to automate complex planning functions for routing, fuel, ordnance, and tactics for combat aircraft and weapons. We have been manufacturing and enhancing these systems for over 15 years and are currently prime contractor for the Tactical Support Centers ("TSC") and Tactical EA-6B Mission Support ("TEAMS") contracts. Under these contracts, we develop, integrate and implement software modules in electronic systems designed to support EA-6B, P-3 Orion and B-2A aircraft. We are also involved in the development of the Navy's Tactical Aircraft Mission Planning System, focusing on planning software for sophisticated weapons such as the High-Speed Anti-Radiation Missile ("HARM") that was used extensively in the Persian Gulf War and more recently employed in the Balkins. From these systems, we expanded our business base to the Air Force Mission Support System program and currently has contracts to develop mission planning software for the B-2A, Joint Defensive Planner and several precision guided weapons.

Air Combat Measurement Instrumentation Systems. We provide systems for target tracking, data fusion, and range instrumentation data correlation. These systems are used to support military air-to-air and air-to-ground training providing battle damage assessment and weapons tactics information for flight crew training.

Command and Control Systems. We develop command and control systems that monitor national airspace; control land, air and maritime forces; and coordinate threat response. Based on the latest military software technology, these systems can display a comprehensive real-time air, sea and land picture to coordinators and decision makers. Additionally, a variety of air and sea surveillance platforms can be data-linked to the system, creating a nation- or theater-wide command and control capability. We provide a full range of DoD, North Atlantic Treaty Organization and proprietary data link processing, translation, interface and display technology and products.

Sales from the Tactical Systems business area were $38.5 million, or 40.3% of total sales, for the fiscal year ended March 31, 1999.

Electronic Warfare Simulation/Stimulation and Training

We specialize in the design, development, and manufacture of electronic environment simulators and stimulators for trainers, jammers and radar warning receiver evaluation subsystems. Simulators can replicate battle environments, aircraft cockpits or operator stations to provide effective training at costs significantly less than necessary for large-scale exercises in either a lab, test chamber or on a range. EW stimulation equipment can replicate radar and communication signals. Simulation/stimulation is a core capability that can be applied in a variety of applications, including testing, training, maintenance and research. Our systems are designed with discrete hardware and software modules, allowing for ease of upgrade and lifecycle support.

Our products provide static and dynamic scenarios to simulate a radar threat environment of up to 2,000 complex emitters, including early warning, airborne early warning, missile, airborne intercept, anti-aircraft artillery and communication and jammer signals. Our simulation/stimulation systems have been used to test, validate and train the operators of a number of airborne and shipboard systems including radar warning receivers, radar counter-measures equipment, radars, and infrared sensor systems used in B-1B, B-2A, EF-111 and F/A-18 aircraft and AEGIS class destroyers and cruisers.

<PAGE 7>

We supply fully integrated simulation/stimulation systems for laboratory use. These laboratory-based systems are capable of dynamically generating a wide range of realistic radio frequency and other EW threats for testing, training and maintenance of EW systems for aircraft and ships.

Sales from the EW Simulation/Stimulation and Training Systems area were $20.7 million, or 21.7% of total sales, for the fiscal year ended March 31, 1999. As a result of our acquisition of the business operations of Amherst, we expect EW Simulation/Stimulation and Training Systems sales to increase substantially in fiscal year 2000.

Engineering and Technical Services

We provide a wide range of engineering and technical services including systems design and integration, software development and test, project management and support for the design, operation, maintenance and upgrade of weapon and information systems. We provide these services primarily for government customers and large defense contractors in select market segments including EW, command and control, and naval sea systems. Our service professionals have expertise in numerous technical disciplines, including signal processing, real-time software development, and database design, and have developed systems using a variety of operating systems, software languages and processing hardware platforms.

Our services include software development and support; threat library development and management; platform and system lifecycle upgrades; engineering, technical and program management support; EW technology development; shipboard "topside" design, evaluation and vulnerability analysis; weapon system performance requirements analysis; theater air defense engineering; program facilities planning; and independent verification of new product development.

We provide technical services primarily to the following customers:

Naval Air Warfare Center. We provide support for the Naval Air Warfare Center, Weapons Division, Point Mugu, California. Such support includes EW software systems and laboratory support for all U.S. Navy tactical aircraft. We received our first contract from the U.S. Navy in April 1989. We were awarded a two year follow-on contract in August 1998, representing approximately $28.7 in potential revenue.

Naval Sea Systems Command. We provide engineering services to NAVSEA including engineering design support for combat system engineering and program management support. In May 1997, we were awarded a follow-on contract with a potential value of approximately $50.0 million which includes four additional one-year options, exercisable by the U.S. Navy. In May 1998, the U.S. Navy exercised the first one-year option and in June 1999 the second one-year option was exercised.

Sales from the Engineering and Technical Services area were $36.3 million, or 38.0% of total sales, for the fiscal year ended March
31, 1999.

Sales and Marketing

Comptek's marketing efforts emphasize its experience and knowledge in the engineering, software development, testing and evaluation of computer controlled command and control systems and the sophisticated systems and software which it has developed for EW and related EW support systems.

Domestic Marketing Efforts. Through our existing contractual base with both the U.S. Navy and U.S. Air Force, our internal marketing and business development personnel identify and initiate new business opportunities and develop strategies for obtaining new contracts. In anticipation of customer requirements, technical program managers support our marketing efforts by identifying emerging and upgrade requirements, and by formulating proposals for submission to customers.

Marketing activities are conducted primarily by our operating subsidiaries, with tactical systems, electronic warfare simulation/stimulation and C4I/ EW technical services being the primary areas of focus. Domestic marketing efforts target two principal customer groups:

       *    Department of Defense military agencies, and



<PAGE 8>

       * Prime defense contractors, such as Lockheed Martin, Boeing, Northrop Grumman and Raytheon.

In each case, we have established, or will work to develop, close working relationships with a potential customer in order to facilitate long-term and mutually beneficial business arrangements. We believe that past performance is an important criterion for our selection by customers to perform future work.

International Marketing Efforts. One of the key elements of our strategic plan is to gain access to what we perceive as a burgeoning foreign EW simulation/stimulation and tactical EW
system upgrade market.   Foreign marketing is conducted primarily
by our own experienced marketing and technical marketing support staffs, augmented to a large extent by a network of country specific foreign sales representatives. In certain instances, products ultimately intended for foreign military use are purchased directly by the U.S. Government for use by a specified foreign customer under the U.S. Government's Foreign Military Sales (FMS) program.

Customers

During the fiscal year ended March 31, 1999, 87.2% of our revenues were attributable to contracts with departments and agencies of the U.S. Government (including both prime and subcontracts). The remaining 12.8% of revenues were derived from sales of military related products and services directly to foreign governments and corporations. Approximately 5.2% of sales which are attributable to U.S. Government contracts are in response to foreign requirements and result in government-to-government transfers under the FMS program. No single contract accounted for over 10.0% of our revenues in fiscal 1999.

Our customers currently include all of the branches of the U.S. Armed Forces. Our present prime contractor relationships include Boeing, GEC-Marconi, Lockheed Martin, Northrop Grumman and Raytheon. Foreign customers have primarily been located in Australia, Canada, France, Germany, Israel, Italy, Japan, Sweden, Switzerland, and the United Kingdom.

Substantially all of our U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to Comptek of costs incurred plus a profit related to the work performed to date of termination. All of our contracts contain these provisions. Comptek, as a Government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future Government contracts. Our books and records are subject to audit by the Defense Contract Accounting Agency (the "DCAA"). These audits can result in adjustments to contract costs and fees. The U.S. Government has completed audits through our fiscal year ended March 31, 1997.

Sales to Foreign Customers

Our net sales attributable to foreign requirements include sales directly to foreign governments and foreign prime contractors, as well as sales under the FMS Program and similar U.S. sponsored military aid programs. FMS sales are included in our contracts with U.S. Government departments and agencies and are funded by the U.S. Government. Our principal foreign customers are governments and prime contractors in Western Europe, the Middle East and the Pacific Rim region which are generally deemed to be friendly to the U.S. Government. Contracts with foreign customers are subject to the risks inherent in dealing with foreign governments including unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles and political instability.

For fiscal years 1999, 1998 and 1997,  $17.2 million, $15.9
million and $13.5 million (representing 18.0%, 22.1% and 17.7% respectively, of our net sales) were attributable to foreign requirements. Sales directly to foreign customers for fiscal years 1999, 1998, and 1997 were 12.8%, 13.4% and 10.6%, respectively, of our net sales.

<PAGE 9>

Although the loss of all of our foreign business could have a materially adverse impact on Comptek's results of operations and financial condition, it is management's opinion that this risk is remote and that the loss of any single contract with a foreign customer would not be material.

Backlog

The Company's funded backlog and contract backlog of orders at March 31, 1999, 1998, and 1997, were as follows (in thousands):



                       March 31,    March 31,   March 31,
                          1999        1998         1997

       Funded             $101,346     $29,157     $40,607
       Backlog

       Contract           $191,266    $103,538    $103,900
       Backlog


Funded backlog includes orders from prime contracts and contracts with the U.S. Government which are incrementally funded by the procuring Government office or agency. Contract backlog, which includes funded backlog, represents the aggregate contract revenues remaining to be earned by the Company at a given time over the life of the contract, whether or not fully funded. Backlog does not include option years until they are exercised by the customer. Backlog may not be indicative of net sales in any particular period because of timing differences associated with receipt of contracts, modifications and extensions, as well as customer schedule and staffing requirements.

The Company operates within three business segments: EW Simulation/Stimulation And Training Systems, Tactical Systems, and Engineering and Technical Services (see Item 8 "Notes to Consolidated Financial Statements" - Note 11 "Business Segments" for more information). March 31, 1999 and 1998 segment backlog is as follows (in thousands):



                March 31, 1999               March 31, 1998
                              Engi-                        Engi-
          Simula-            neering  Simula-             neering
            tion               and      tion                and
            And     Tacti-   Techni-    and      Tacti-   Techni-
           Train-     cal      cal     Train-     cal       cal
            ing     Systems Services    ing     Systems  Services

Funded     $67,451  $18,586   $15,309  $16,752      $933   $11,472
Backlog

Contract   $73,985  $59,168   $58,113  $20,082   $17,307   $66,149
Backlog

Engineering and Manufacturing

Our technical personnel generally produce the software and systems we sell and also perform the software engineering services; however, from time to time, we engage subcontractors and specialized consultants to perform limited portions of this work.

Our systems are manufactured from standard hardware components and items, such as printed circuit boards and fabricated metal parts, that either we build or have built to our specifications by various outside suppliers. We may also use commercial-off-the-shelf equipment or components for various systems. We purchase computer hardware pursuant to standard original equipment manufacturer and Value Added Reseller arrangements which enable us to obtain discounts on these products based on the volume purchased. In some cases, the customer furnishes the computer hardware which we modify as part of the project. We try to have multiple sources for all materials and components. However, due to the advanced nature of some of our products, certain components may be available for short periods from only a single source.

Competition

The defense industry is dominated by several large and mid-sized companies, all of whom have much greater resources than Comptek. These competitors include Boeing, Lockheed Martin, Raytheon, GEC-Marconi, UIC, Unisys, TRW, Condor and CSC. The size and reputation of many of these companies may give them an advantage in competing for contracts. We also compete with several small companies



<PAGE 10>



which can sometimes take advantage of special government programs such as small business and small disadvantaged business set-asides. In fiscal 1998 and earlier, we were able to qualify for small business status when the standard selected was 750 employees or less. As a result of our acquisition of PRB in May 1998 and Amherst in March 1999, our total number of employees has increased to approximately 1,200, which is likely to result in our not qualifying for small business status in most circumstances.

For the fiscal year ended March 31, 1999, none of our sales were attributable to contracts which were previously awarded as a small business set-aside. For its fiscal year ended April 30, 1998, Amherst recorded approximately 10.0% of its sales on small business set-aside contracts or small business innovative research grants.

Independent Research and Development

In addition to research and development efforts performed on specific contracts, we engage in independent research and development directed at improvements to existing product lines as well as the development of new products. Under applicable U.S. Government regulations, independent research and development is in many instances eligible for reimbursement by the Government as an indirect expense on cost-reimbursable type contracts.

During the past three fiscal years, our total research and development expense and amount of research and development expense eligible for reimbursement by the U.S. Government was as follows:

                                        Fiscal Year
                                 1999       1998      1997

       Total Company           2,364,000  $772,000   $835,000
       Sponsored R&D

       Eligible for            1,945,000  $454,000   $630,000
       Reimbursement

Patents and Trade Secrets

We do not believe that patents and licenses are material in the conduct of our business as a whole and believe that research, development and engineering skills are more significant. We currently hold one patent for a recently developed proprietary product. We intend to consider the benefits of patents as to products which may be developed. Our personnel and various customers, suppliers and consultants are covered by trade secret agreements and other similar contractual arrangements.

We are restricted in our use of applicable inventions, processes and proprietary data developed during the performance of U.S.
Government contracts.  Depending upon the category of work:

          (a) the Company may retain the principal rights and the Government takes an irrevocable, non-exclusive, transferable royalty-free license, and

          (b) the Government may acquire a non-exclusive, commercial license to use the Company's technology, or

          (c) the final determination of rights may be made in the best public interest by a government contracting officer.

Employees

We believe that our continued success will be largely dependent upon our ability to continue to attract and retain highly trained professional and technical personnel. As of March 31, 1999, we had approximately 1,200 employees. Their principal areas of expertise include engineering, electronics, computer technology and management sciences.

<PAGE 11>


Officers of Registrant

The following table sets forth as of June 16, 1999, the names and ages of the directors and executive officers of the Company and the principal positions and offices held by each such person.



     Name                Age    Positions

     John J. Sciuto      55     Chairman, President and CEO

     Laura L. Benedetti  33     Chief Financial Officer,
                                Vice President and Treasurer
     Charles E. Dowdell  66     President of Comptek Amherst
                                Systems, Inc.
                                (operating subsidiary)

     Bradley H.          38     Senior Vice President and
     Feldmann                   Chief Operating Officer

     Christopher A.      47     Executive Vice President,
     Head                       General
                                Counsel and Secretary

     James D. Morgan     62     Vice     President,    Chief
                                Scientist and a Director

     Lawrence M.         54     President  of  Comptek   PRB
     Schadegg                   Associates,  Inc  (operating
                                subsidiary)



Mr. Sciuto was named President and Chief Executive Officer of Comptek on April 1, 1996 and President and Chief Executive Officer of Comptek Federal Systems in April 1992. Since joining Comptek in 1986, Mr. Sciuto has held positions of Vice President for Surface Navy Electronics Warfare and Senior Vice President for Defense Electronics, and Division President and Chief Operating Officer for Comptek Federal Systems. In April 1997, he was elected to the position of Chairman of the Board of Directors.

Ms. Benedetti was appointed Chief Financial Officer in February 1999. Ms. Benedetti has been Vice President of Finance of Comptek since April 1, 1997, Treasurer since 1992, and Principal Financial and Accounting Officer since 1995. Prior to being named Treasurer, she served as Controller of our subsidiary, Comptek Telecommunications, Inc. during 1991.

Mr. Dowdell was named President of Comptek Amherst Systems, Inc. on March 26, 1999, in connection with Comptek's purchase of the business operations of Amherst Systems, Inc. Mr. Dowdell is scheduled to retire from Comptek on June 30, 1999. Mr. Dowdell was a founder of Amherst Systems in 1975 and served as its President until joining Comptek.

Mr. Feldmann joined Comptek on June 7, 1999, as Senior Vice President and Chief Operating Officer. He was employed by Cubic Defense Systems, Inc., a subsidiary of Cubic Corporation, in several program and general management positions of increasing responsibility from 1989 until joining Comptek. Immediately prior to Comptek, he was Senior Vice President and Chief Operating Officer of Cubic Defense Systems.

Mr. Head has been Comptek's Vice President and General Counsel since 1985. In 1991, he was designated Executive Vice President. Mr. Head also served as Chief Financial Officer from April 1992 to June 1993. He has also served as Secretary of Comptek since 1985.

Mr. Morgan is Vice President and Chief Scientist of Comptek. Prior to joining Comptek in April 1990, Mr. Morgan was Vice President of Barrister Information Systems Corporation from 1982 to 1990, a former subsidiary spun off in 1982. Mr. Morgan, a founder of Comptek, has been a director since its formation in 1968.

<PAGE 12>



Mr. Schadegg became an executive officer of Comptek as a result of Comptek's acquisition of PRB Associates, Inc. in May 1998. He has been President of PRB, now a subsidiary of Comptek, since 1978. Previously, Mr. Schadegg served as a Naval Flight Officer in the U.S. Navy.

Risk Factors Which May Affect Business

<ITALIC>We are dependent on future military spending  because substantially all of our sales are derived from military requirements. </ITALIC>

We are subject to changes in national defense policies and priorities and changes in government appropriations. In recent years, a reduction in the defense budgets of many countries has caused many defense-related government contractors to experience declining revenues. There can be no assurance that a continued decline in worldwide military spending will not affect our ability to increase revenues and may result in declines in future revenues and may have a material adverse impact on our business, financial condition or results of operations.

<ITALIC>We are heavily dependent on U.S. Government contracts and as a U.S. Government contractor we are subject to specialized rules and regulations.</ITALIC>

Historically in excess of 85.0% of our revenues have been attributable to contracts with departments and agencies of the U.S. Government, specifically the Department of Defense. As a contractor and subcontractor to the U.S. Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. U.S. Government contracts are subject to special risks, such as:

  *    delay in funding;

  *    early termination;

  * reduction or modification due to changes in policies or as the result of budgetary constraints, political changes or other factors that do not depend on Comptek;

  * the U.S. Government's rights to technical data and to audit financial data; and

  * the ability of U.S. Government and its agencies unilaterally to suspend contractors from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

Government agencies often have complex and time-consuming procurement procedures. We generally obtain military contracts through a competitive bidding process in which, in many instances, numerous bidders participate. There can be no assurance that we will continue to be successful in having our bids accepted which would affect our ability to increase revenues and may result in declines in future revenues.

<ITALIC>Our risk of sustaining a loss is greater with a fixed-
price contract as opposed to a cost-plus contract. Our percentage of fixed-price contracts is increasing.</ITALIC>

For the fiscal year ended March 31, 1999, approximately 29.0% of our sales were recorded on fixed-price contracts, as opposed to cost-plus or cost-sharing contracts. Under fixed-price contracts, we assume the risk that increased or unexpected costs may reduce profits or cause a loss. To the extent that actual costs exceed the projected costs on which bids or contract prices are based, Comptek could sustain a loss under the contract. Since a majority of the contracts we acquired from Amherst Systems, Inc. are fixed-price, we expect the percentage of fixed-price work to increase and therefore increase our exposure to potential losses on individual contracts. For the fiscal year ended March 31, 1999, as adjusted to give effect to the business operations acquired from Amherst Systems, 40.2% of the our sales would have been fixed-price.

<PAGE 13>

<ITALIC>The integration of our recent acquisitions and the making of future acquisitions could adversely impact our current operations.</ITALIC>

Our acquisitions of Advanced Systems Development in March 1996, of PRB Associates in May 1998, and of the business operations of Amherst Systems in March 1999 are part of a business development strategy which seeks internally- and externally-generated sales growth in niche markets. While there are currently no commitments with respect to any future acquisitions, we frequently evaluate the strategic opportunities available to us and expect to pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions may result in the diversion of our attention from the day-to-day business operations and may include numerous other risks, including:

  * difficulties in the integration of the operations and products:

  * integration and retention of personnel of the acquired companies; and

  *    financial risks,

Future acquisitions by us may result in:

  *    dilutive issuances of equity securities;

  *    the incurrence of additional debt;

  *    reduction of existing cash balances; and

  * amortization expenses related to goodwill and other intangible assets and other charges to operations.

<ITALIC>To service our substantial debt and make future
acquisitions, we will require a significant amount of cash. Our ability to generate cash and borrow on acceptable terms depends on many factors beyond our control.</ITALIC>

At March 31, 1999, our bank debt was $26.1 million and our total funded debt was $53.6 million. Our future growth will depend in part on additional acquisitions and our ability to obtain additional financing on acceptable terms. We will from time to time seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised by issuing equity securities, our stockholders may experience dilution. There can be no assurance that we will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to us. Further, debt may continue to increase and there can be no assurance that we will generate sufficient cash flow to meet our principal and interest payment obligations.

<ITALIC>Our ability to sell products and services internationally are subject to U.S. Government export controls that could prevent, or significantly delay, our making international sales.
</ITALIC>

We have recently placed greater emphasis on international sales and have increased marketing expenses in order to compete in
international markets.   Our products and services are subject to
export control regulations of the U.S. Government. In most instances a specific export license is required for the sale of our products and services directly to international customers. Failure to receive, or a delay in receiving, these export licenses would greatly limit our ability to increase sales. Direct sales to foreign governments and international customers were 12.8% of total sales in fiscal 1999.

<ITALIC>In addition to competing against large defense
contractors with greater financial resources we also have many small competitors that receive certain preference in bidding for which we do not qualify.</ITALIC>

The defense industry is dominated by several large companies, all of whom have much greater resources than we have. These competitors include the Boeing Company, Lockheed Martin Corporation, Raytheon Company, GEC-Marconi Hazeltine Corporation, Northrop Grumman Corporation, United Industrial Corporation, Unisys Corporation, Computer Sciences Corporation, TRW, Inc., and Condor Systems, Inc. The size and reputation of many of these companies may give them an advantage in competing for contracts. We also compete with several small companies that can sometimes take advantage of special



<PAGE 14>



government programs, such as small business and small disadvantaged business set-asides whereby competition is limited to qualifying small and small disadvantaged businesses. In fiscal 1998 and earlier, we were able to qualify for small business status when the standard used was 750 employees or less. As a result of our acquisition of PRB Associates, Inc. in May 1998, our total number of employees increased to approximately 900, which is likely to result in our not qualifying for small business status in most circumstances, except where that standard used is 1,500 employees or less. As a result of the acquisition of Amherst Systems, Inc., we now have approximately 1,200 employees. Since we no longer qualify for these bidding preferences, our competitive bidding position has been affected and, in certain instances makes it more difficult for us to win new contracts.

<ITALIC>A failure of our computer programs, or the computer
programs of our customers or suppliers, to correctly recognize the Year 2000 could have a material adverse impact on our business.</ITALIC>

Numerous business publications and government reports have alerted businesses and investors to the potential adverse impact of computer programs failing to correctly recognize the Year 2000, a situation commonly referred to as the "Year 2000 Issue" or the "Year 2000 Problem." We believe we are adequately addressing modification or replacement of our internal operating systems and our products. We do not currently anticipate that we will incur material expenditures to complete any such modification or replacement because we believe that a majority of our systems and products are Year 2000 compliant, although there can be no assurance in this regard. A failure of suppliers or customers to successfully address the Year 2000 Issue, however, could have a material adverse impact on our business, financial condition or results of operations. The Department of Defense and its agencies are our largest customer group, representing 87.2% of our fiscal 1999 net sales. A failure by the Department of Defense to adequately address the Year 2000 Problem could, among other things, result in payment delays and contract administration delays which may result in a need for increased borrowing and interest expense to satisfy our operational and capital expenditure needs.

Item 2.   PROPERTIES

Facilities

We currently maintain leased facilities in 25 different U.S. locations which are used in our operations. We do not own any real property. We lease an aggregate of more than 375,000 square feet pursuant to lease terms ranging from one to five years.

Corporate Headquarters. Our corporate offices are co-located with one of its engineering, program management, and research and development facilities located in West Seneca, a suburb of Buffalo, New York. This facility has approximately 39,000 square feet of which approximately 3,000 square feet are used by the corporate staff. The balance is used for program management, engineering, contract bid and proposal activities, research and development, and related administrative functions. The lease for this facility continues through July 31, 2000 and we have an option to extend the lease for an additional three years thereafter on substantially the same terms.

Elmhurst, New York Facility. This location supports assembly and test operations in a 23,000 square foot building in East
Elmhurst, New York, subject to a lease term expiring March 31, 2000. This facility is the site of our Advanced Systems Division and is used primarily in support of the Electronic Warfare
Simulation/Stimulation and Training Segment.

Hollywood, Maryland Facility. Our largest facility, comprising 75,500 square feet, is located in Hollywood, Maryland in close proximity to the U.S. Naval Air Station at Patuxent River, Maryland. From this site, our technical staff provides products based on the latest systems integration technologies and life-cycle hardware and software engineering theories, as well as a full range of scientific, engineering and technical support capabilities to the military and industrial customers. Activities performed at this location relate to the Tactical Systems Segment. The lease for the Hollywood, Maryland office expires April 30, 2001.

Amherst Facilities. As a result of the Amherst acquisition, we assumed leases for all ten of Amherst's facilities aggregating approximately 104,700 square feet under leases expiring on various dates. Amherst's principal administrative, engineering, product development and manufacturing facility is located in a 50,000 square foot facility in Williamsville, New York. This facility is subject to a lease which

<PAGE 15>

continues through May 31, 2004 and is now used to support the Electronic Warfare Simulation/Stimulation and Training Segment.

California Operations. We maintain four office locations in California, generally in close proximity to customers. These offices range in size from 1,494 square feet to 21,644 square feet and provide engineering and program management in support of several programs, including the EA-6B Mission Support program, the U.S. Navy's C2P program, and the ECMS program. These offices support both the Engineering and Technical Service Segment and the Tactical Systems Segment.

Other Locations. Our other leased properties are generally located in close proximity to military bases. We use these facilities to provide engineering services, program management, and administration on contracts. These facilities range in size from 560 square feet to 18,405 square feet and support all three of Comptek's current business segments.

Equipment and Leasehold Improvements

Our equipment and leasehold improvements include: computer equipment and related tools used in the design, development, testing and simulation of systems and programs; office furniture and fixtures; office trailers located at military bases; and leasehold improvements undertaken to accommodate computers and other equipment.

Item 3.   LEGAL PROCEEDINGS


Effective March 26, 1999, the Company acquired substantially all of the assets and liabilities of Amherst. Prior to the acquisition, Amherst became subject to a U.S. Government investigation and potential civil claim relating to the lease of its principal facility located at 30 Wilson Road, Williamsville, NY (the "Wilson Road Facility").

The Wilson Road Facility is leased from Charles E. Dowdell and his wife pursuant to a lease entered into June 1, 1995, and expiring May 31, 2004 (the "Lease"). Mr. Dowdell was an officer and director of Amherst prior to the acquisition and he became an executive officer of the Company at the time of the completion of the acquisition. Prior to the acquisition, Mr. and Mrs. Dowdell owned approximately 33% of the common stock of Amherst. Based upon their prior ownership interests in Amherst, their status as lessors of the Wilson Road Facility, and Mr. Dowdell's positions with Amherst, the Defense Contract Audit Agency asserted that Amherst and the Wilson Road Facility were under common control and that, therefore, the costs of the Wilson Road Facility, allocable to U.S. Government contracts, should be limited to depreciation, maintenance and related operating expenses, rather than the full amount of the rent payments provided for in the Lease.

In March 1996, the U.S. Attorney's Office, in connection with the U.S. Air Force Office of Special Investigation, began a criminal investigation of Amherst and Mr. and Mrs. Dowdell pursuant to the False Claim Act. The criminal investigation was discontinued in April 1997 and the matter has been referred to the Civil division of the U.S. Attorney's Office where it is still under review. In connection with the acquisition, the Company assumed the liability of Amherst for any U.S. Government contract cost adjustment resulting from this matter. Following the acquisition there is no longer any common ownership of the parties to the Lease of the Wilson Road Facility. Prior to the acquisition, the management of Amherst represented to the Company that it believed Amherst was not under common control with Mr. and Mrs. Dowdell and that the rent paid pursuant to the Lease is equal to or less than the fair market value for the applicable period. The Company has established a reserve for an estimated amount of the potential civil claims and has certain rights of off-set against the notes provided to Amherst. This matter when ultimately concluded and determined will not, in the opinion of management, have a material adverse impact on the Company's financial position, results of operations, and liquidity.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These action when ultimately concluded and determined will not, in the opinion of management, have a material adverse impact on the Company's financial position, results of operations, and liquidity.

<PAGE 16>

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Item is not applicable.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Market And Dividend Information

Our common stock is listed on the American Stock Exchange under the symbol CTK. The table below sets forth market price information for fiscal years 1998 and 1999 (April 1, 1997 through March 31,1999):

          Quarter
          Ended          High      Low

          6/27/97        8         5 1/4
          9/26/97        9 1/8     7 1/8
          12/26/97       8 3/4     6 1/4
          3/31/98        9 1/2     6 7/8
          6/26/98        10        8 1/2
          9/24/98        9 3/4     7 5/8
          12/24/98       8 15/16   7 1/4
          3/31/99        8 13/16   7 1/2

At June 16, 1999, there were 5,086,223 shares of Common Stock outstanding, held by approximately 856 shareholders of record, with the total number of shareholders estimated to be approximately 2,300.

No cash dividends were paid in fiscal years 1999 or 1998.
Dividend restrictions are detailed in Note 3 on page 35 of Item
8.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 1999, we completed the following unregistered sale of securities:

     (a) Securities Sold. $15 million principal amount of 8 1/2% Convertible Subordinated Debentures, due 2004, sold on March 24, 1999 (the "Debentures").

     (b) Purchasers. Each purchaser was an "accredited investor" as that term is defined and construed pursuant to Rule 501 under the Securities Act.

     (c) Consideration. The aggregate offering price was $15 million. The Company paid a placement agent fee of $787,500, equal to 5.25% of the offering amount, to CIBC Oppenheimer Corp.

     (d) Exemption From Registration Claimed. Based upon the representations of the purchasers and the terms of the investment, the Company believes that the sale was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D.

     (e) Terms of Conversion. The Debentures, issued only in denominations of 1,000 and multiples thereof, are convertible into shares of common stock of the Company at a conversion price of $9.50, which is subject to adjustment, including an adjustment if the Company reports income before extraordinary item and accounting change diluted earnings per share of less than $0.80 per shares for its fiscal year ending March 31, 2000. In such case, the conversion price will be reset to $8.50.

Item 6         SELECTED FINANCIAL DATA(1)

Comptek Research, Inc. and Subsidiaries
-----------------------------------------------------------------

Selected Financial Data
(In thousands, except per share data)
                                   Year Ended March 31,
                         1999     1998     1997     1996    1995
Income
Statement Data
Net sales               $95,495  $72,008  $76,469  $55,168 $57,835

Operating profit          7,155    4,843    4,216      931      43

Income before loss
  associated
  with ARIA Wireless
  Systems, Inc.           3,380    2,695    2,173      428      53

Net income (loss)         3,380    2,695    2,173  (8,552)   (980)

Net income (loss) per
  share - basic             .67      .52      .42   (1.90)   (.22)

Balance Sheet Data

Working capital         $12,026   $6,779   $8,238   $8,298  $5,435

Total assets             98,773   27,498   24,792   25,861  21,141

Long-term debt           49,610    2,558    4,296    7,626   2,244

Shareholders' equity     15,099   11,247   10,572    8,245  11,275

Shareholders' equity
  per outstanding share    2.96     2.25     2.02     1.60    2.56

Quarterly Financial Data
(In thousands, except per share data)

                         Total     4th      3rd     2nd      1st
                         Year    Quarter  Quarter Quarter  Quarter
Fiscal 1999

Net sales               $95,495  $27,504  $24,288  $23,452 $20,251

Operating profit          7,155    2,145    1,951    1,691   1,368

Net income                3,380    1,033      899      765     683

Net income per share -
  basic                     .67      .20      .18      .15     .14

Net income per share -
  diluted                   .65      .20      .17      .15     .13

Fiscal 1998

Net sales               $72,008  $19,175  $17,252  $17,071 $18,510

Operating profit          4,843    1,444    1,186    1,177   1,036

Net income                2,695      824      664      642     565

Net income per share -
  basic                     .52      .16      .13      .12     .11

Net income per share -
  diluted                   .51      .16      .13      .12     .11


 (1)   The above financial data includes the results of the
  following acquisitions:   a)  Advanced Systems Development,
  Inc. since March 1, 1996; b) PRB Associates, Inc. since May 1, 1998; and c) Amherst Systems, Inc. since March 26, 1999.

<PAGE 18>

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS

Overview

Comptek designs and develops specialized systems, software, and proprietary products intended for the global military electronics market. These defense-related systems provide management information and implement offensive and defensive responses in combat situations. Additionally, we are a supplier of EW simulation/stimulation, training and software validation systems related to electronic surveillance. We also develop systems and provide engineering and technical services for the maintenance and upgrade of EW and Command, Control, Communication, Computers and Intelligence (C4I) systems for several U.S. Air Force and U.S. Navy platforms.

Our systems and services are provided primarily through three types of contracts: fixed-price, cost-reimbursement, and time-and-materials. Fixed-price contracts require us to provide products and perform services at a stipulated price. Under cost-reimbursement contracts, we are reimbursed for all actual costs incurred in performing the contract, to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. Time-and-materials contracts reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred.

Comptek assumes greater financial risk on fixed-price contracts than on either cost-reimbursement or time-and-materials contracts. However, fixed-price contracts typically provide us with greater profit opportunities due to our ability to control costs in such contracts.

During fiscal 1999 we completed two acquisitions. The acquisition of PRB Associates, Inc. (PRB) was in May 1998. As a result, PRB contributed eleven months of operations, significantly affecting our consolidated financial results. The second transaction occurred in March 1999, when we acquired the business operations, assets and related liabilities of Amherst Systems, Inc. (Amherst).

PRB is a leader in the development of military mission planning systems used to automate complex planning functions for routing, fuel, ordnance and tactics for advanced aircraft weapons systems.
PRB operates primarily under the Tactical Systems segment typically under cost-reimbursement contracts.

Amherst is a manufacturer of computer controlled simulation/stimulation equipment and systems that are used to test military avionics equipment including radar warning receivers, radar counter-measures equipment, radar, and infrared sensor systems. Amherst's annualized net sales, prior to the acquisition, were approximately $45 million, with the majority of such sales attributable to domestic activities under fixed-price contracts. The pro forma financial information pertaining to the Amherst and PRB acquisitions is presented in note 8 to the consolidated financial statements.

As a result of these acquisitions, we have revised our reportable business segments in view of our expected increase in simulation/stimulation and training systems sales. The new segments are: EW Simulation/Stimulation and Training Systems (Simulation and Training), Tactical Systems, and Engineering and Technical Services (Services). The Simulation and Training and Tactical Systems segments operate primarily under fixed-price and cost-reimbursement contracts. The Services segment primarily performs under time-and-materials and cost-reimbursement contracts. Previously, we reported our operating activities in two defense-related segments: Defense Systems (Systems) and Engineering and Technical Services (Services). The Systems segment included operating activities for tactical systems, as well as simulation/stimulation and training systems. Our historical segment data has been restated to reflect these new designations and to reflect the adoption of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." Segment information is in note 11 to the consolidated financial statements.

The Department of Defense (DoD), our principal customer, which accounted for approximately 87.0% of sales in both fiscal years 1999 and 1998, and 89.0% of sales in fiscal year 1997, has reduced overall spending in real dollars. We expect future DoD spending for military electronics to increase as major

<PAGE 19>

systems are upgraded or replaced. In this DoD spending environment, competition for new procurements is intense and industry consolidation by mergers and acquisitions is commonplace.

Contract backlog at March 31, 1999, was $191.3 million. Since March 31, 1998, backlog has increased 84.8% primarily due to the addition of the backlog of PRB in May 1998 and Amherst in March 1999. Additionally, the backlog increase is the result of an award in July 1998 for $19.0 million for the upgrade of the EW system for the EA-6B strike support aircraft.

Results of Operations

Selected Financial Data.
The following table sets forth certain items from the Company's
Consolidated Statements of Income as a percentage of total net sales for the periods indicated:



                                 For the Year ended March
                                           31,
                                 1999      1998      1997

        Net sales                100.0%    100.0%   100.0%

        Gross margin              24.0%     19.7%    17.2%

        Selling, general and      14.1%     11.9%    10.6%
        administrative

        Research and               2.5%      1.1%     1.1%
        development

        Operating profit           7.5%      6.7%     5.5%

        Interest expense           1.6%      0.6%     0.8%

        Net income                 3.5%      3.7%     2.8%



Fiscal Year Ended March 31, 1999 Compared with Fiscal Year Ended
March 31, 1998
Net Sales. Net sales increased to $95.5 million in the fiscal year ended March 31, 1999 from $72.0 million in the fiscal year ended March 31, 1998, representing an increase of 32.6%.

The Tactical Systems segment's net sales increased to $38.5 million in fiscal 1999 from $7.1 million in fiscal 1998, an increase of 442.3%. The acquisition of PRB in May 1998 accounted for $31.1 million of this increase. The majority of PRB sales are attributable to domestic activities with the DoD.

The Simulation and Training segment's net sales were $20.7 million in fiscal 1999, compared with $18.2 million in fiscal 1998, an increase of 13.7%. This increase is attributable to work performed under two international simulation contracts totaling approximately $10.0 million. These contracts were awarded at the close of fiscal 1998 and are due to be delivered during fiscal 2000 and fiscal 2001. The acquired operations of Amherst are expected to significantly increase the net sales of the Simulation and Training segment for the fiscal year ended March 31, 2000.

The Services segment reported fiscal 1999 net sales of $36.3 million, compared with $46.7 million in fiscal 1998, a decrease of 22.3%. This decrease is primarily the result of a reduction in subcontractor work on our Electronic Combat Mission Support
(ECMS) contract with the U.S. Navy. The U.S. Navy continues to contract a large portion of the subcontractor work on this contract directly with subcontractors, as opposed to passing this work through Comptek's ECMS contract as was the case in previous years. Sales on the ECMS contract decreased to $6.8 million, or 7.1% of sales, compared with $17.2 million, or 23.9% of sales, in the fiscal year ended March 31, 1998. The ECMS contract had a period of performance through August 31, 1998, and was extended by the U.S. Navy in August 1998 for an additional two years with a potential value of up to $28.7 million. Because our role in managing work essentially performed by

<PAGE 20>

subcontractors under ECMS is limited in scope, the profit margin we realize on such sales is relatively low. Accordingly, substantial decreases in sales volume have little impact on profits.

Sales made directly to foreign prime contractors and governments were $12.2 million or 12.8% of total sales in the fiscal year ended March 31, 1999, compared with $9.7 million or 13.4% in the fiscal year ended March 31, 1998. The Company's international sales typically occur with product lines from the Simulation and Training segment under fixed-price contracts. Indirect international sales, via the U.S. foreign military sales program, represented $5.0 million or 5.2% of total sales in fiscal 1999, compared with $6.2 million or 8.7% in fiscal 1998. The percentage of net sales attributable to foreign requirements decreased in fiscal 1999 primarily due to the acquisition of PRB which contributed 32.6% of net sales for the period while only contributing $1.0 million, or 5.8%, in foreign sales. This percentage is expected to decrease in fiscal 2000 due to the acquisition of Amherst. Historically, 15% of Amherst's net sales represents total international sales.

Gross Margin. Gross margin increased to $23.0 million in the fiscal year ended March 31, 1999 from $14.2 million in the fiscal year ended March 31, 1998, representing an increase of 62.2%. Gross margin percentage increased in the fiscal year ended March 31, 1999 to 24.0%, from 19.7% in the fiscal year ended March 31, 1998. As a result of the PRB acquisition and the increased systems sales in both the Tactical Systems and Simulation and Training segments, the Company's systems sales as a percentage of total Company sales increased in fiscal 1999. Systems sales typically produce higher than average gross margins for the Company. Additionally, the overall gross margin percentage improved as a result of the completion of a multi-year contract in fiscal 1999, in the Services segment, at a higher profit percentage than previously anticipated. The reduction in Services' ECMS net sales had a minimal impact on gross margin due to its "pass-through" type nature.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased to $13.4 million in the fiscal year ended March 31, 1999 from $8.5 million in the fiscal year ended March 31, 1998, representing an increase of 57.4%. The acquisition of PRB has resulted in the overall increase in SG&A expenditures for fiscal 1999. While the Tactical Systems segment sales produced higher gross margins, this systems-based work generally requires a higher level of expenditures in marketing and bidding efforts to win new contracts. Also, the amortization of goodwill and other intangibles arising from the PRB acquisition increased SG&A expenses.

Research and Development (R&D) Expenses. R&D expenses increased to $2.4 million in the fiscal year ended March 31, 1999 from $772,000 in the fiscal year ended March 31, 1998, representing an increase of 206.2%. R&D efforts in both periods were directed primarily at enhancing and maintaining existing products and systems. R&D efforts are concentrated mainly in the Tactical Systems and the Simulation and Training segments. The addition of the PRB operations in May 1998 added approximately $1.5 million in R&D expenditures for fiscal 1999. In prior years, the majority of operations were services-based, which typically resulted in relatively low amounts of R&D investments. We anticipate a continued growth in the systems-based business. As a result, R&D expenditures in total dollars, and as a percentage of sales, are likely to increase.

Interest Expense. Interest expense increased to $1.5 million in the fiscal year ended March 31, 1999 from $421,000 in the fiscal year ended March 31, 1998, representing an increase of 261.3%. This increase is attributable to the financing costs relating to the acquisition of PRB.

Income Taxes. Income taxes increased to $2.3 million in the fiscal year ended March 31, 1999 from $1.7 million in the fiscal year ended March 31, 1998, representing an increase of 30.5%. We reported an overall effective tax rate of 40% in the fiscal year ended March 31, 1999 compared with 39% in the fiscal year ended March 31, 1998. This slight increase is the net result of the non-deductible goodwill created as a result of the PRB acquisition offset, in part, by an increase in sales in our foreign sales corporation (FSC). The FSC allows a portion of the income generated by international sales to be exempt from federal income taxes.

Net Income. Net income increased to $3.4 million, or $0.65 per diluted share, in the fiscal year ended March 31, 1999 from $2.7 million, or $0.51 per diluted share, in the fiscal year ended
March 31, 1998, representing an increase of 25.4%.

<PAGE 21>

Fiscal Year Ended March 31, 1998 Compared with Fiscal Year Ended
March 31, 1997
Net Sales. Net sales decreased to $72.0 million in the fiscal year ended March 31, 1998 from $76.5 million in the fiscal year ended March 31, 1997, representing a decrease of 5.8%.

The Tactical Systems segment's net sales increased to $7.1 million in 1998, from $6.6 million in 1997, an increase of 6.7%. Increases were realized on various systems development engineering subcontracts for the U.S. Navy and U.S. Air Force. The Simulation and Training segment reported 1998 net sales of $18.2 million, compared with 1997 net sales of $14.5 million, an increase of 26.3%. In the fiscal year ended March 31, 1998, we experienced increased sales under a fixed-price contract with the U.S. Air Force for an Air Combat Measurement Instrumentation System.

The Services segment reported 1998 net sales of $46.7 million, compared with $55.4 million in 1997, a decrease of approximately 15.7%. This decrease is primarily the result of a reduction in lower-margin subcontractor work on our ECMS contract with the U.S. Navy. Sales on the ECMS contract decreased to $17.2 million, or 23.9% of sales, compared with $22.1 million, or 28.8% of sales, in the fiscal year ended March 31, 1997. Our contract with Naval Sea Systems Command (NAVSEA), also included in the Services segment, accounted for $8.1 million and $7.8 million of net sales for the fiscal years ended March 31, 1998 and 1997, respectively. In May 1997, we were awarded a successor contract to continue to provide engineering services for NAVSEA. This one-year contract award included four additional one-year options exercisable by the U.S. Navy.

Total direct international sales increased to 13.4% in the fiscal year ended March 31, 1998, compared with 10.6% in the fiscal year ended March 31, 1997.

Gross Margin. Gross margin increased to $14.2 million in the fiscal year ended March 31, 1998 from $13.1 million in the fiscal year ended March 31, 1997, representing an increase of 7.7%. Gross margin percentage increased in the fiscal year ended March 31, 1998 to 19.7%, from 17.2% in the fiscal year ended March 31, 1997. Our overall sales mix favorably affected the current year gross margin percentage. The Services segment's sales decreased by 15.7%, resulting in a 3.8% reduction in gross margin dollars. This sales decrease was primarily due to the lower-margin subcontractor work, as discussed above.

Selling, General and Administrative Expenses. SG&A expenses increased to $8.5 million in the fiscal year ended March 31, 1998 from $8.1 million in the fiscal year ended March 31, 1997, representing an increase of 5.5%. During 1998, we continued to focus on marketing and bidding efforts in both foreign and domestic markets. This emphasis resulted in an increase in SG&A expense, both in absolute dollars and as a percentage of net sales. As a percentage of net sales, SG&A increased to 11.9% in the fiscal year ended March 31, 1998 from 10.6% in the fiscal year ended March 31, 1997.

Research and Development Expenses. R&D expenses decreased to $772,000 in the fiscal year ended March 31, 1998 from $835,000 in the fiscal year ended March 31, 1997, representing a decrease of 7.5%. R&D efforts in both periods were directed primarily at enhancing and maintaining existing products and systems.

Interest Expense. Interest expense decreased to $421,000 in the fiscal year ended March 31, 1998 from $595,000 in the fiscal year ended March 31, 1997, representing a decrease of 29.2%. This decrease is the result of the reduction in the long-term debt balance throughout the fiscal year.

Income Taxes. Income taxes increased to $1.7 million in the fiscal year ended March 31, 1998 from $1.4 million in the fiscal year ended March 31, 1997, representing an increase of 19.3%. We reported an overall effective tax rate of 39.0% in the fiscal year ended March 31, 1998, compared with 40.0% in the fiscal year ended March 31, 1997. The decrease in our effective rate is associated with the establishment of a FSC.

Net Income. Net income increased to $2.7 million, or $0.51 per diluted share, in the fiscal year ended March 31, 1998 from $2.2 million, or $0.42 per diluted share, in the fiscal year ended
March 31, 1997, representing an increase of 24.0%.

<PAGE 22>

Liquidity and Capital Resources

The table below presents summary cash flow information for the years indicated:

        Year Ended March 31
        (In millions)  	  1999      1998     1997
       -------------------------------------------
        Net cash
          provided by
          operating     $  6.5    $  5.7    $  4.2
          activities

        Net cash
          used in
          investing     (37.8)     (1.7)      (.9)
          activities

        Net cash
          provided by
          (used in)      33.1     (3.9)     (3.0)
          financing     --------  --------  --------
          activities

        Total change    $  1.8     $  .1    $   .3
          in cash       ========  ========  ========

The 1999 increase in cash flow from operating activities is primarily driven by the increase in net income. Operations provided working capital, net of the effects of acquisitions, of $390,000 in 1999 and $95,000 in 1998.

Investing activities required total cash of $36.3 million used for the acquisition of PRB in May 1998 and Amherst in March 1999. Additionally, cash was used to purchase capital equipment of $1.3 million and $1.1 million in fiscal 1999 and fiscal 1998, respectively, and further software development of $778,000 and $567,000 in fiscal 1999 and fiscal 1998, respectively.

The acquisition of all of the outstanding shares of PRB for a purchase price of $20.0 million was financed with borrowings under the senior credit facility and notes payable to the sellers. Total payments for the acquisition, net of cash received, were $17.9 million. The acquisition of the operations, assets and associated liabilities of Amherst for a purchase price of $30.0 million was financed through the placement of $15.0 million convertible subordinated debentures, borrowings under the senior credit facility, and notes payable to the seller. Total cash payments for the Amherst acquisition, net of cash received, were $19.4 million. On March 25, 1999, in connection with the acquisition of Amherst, the senior credit facility was restructured and a new facility was established. This new facility is further described in note 3 to the consolidated financial statements.

Long-term debt, debentures, and the revolving credit facility were utilized to finance the acquisitions of PRB and Amherst in fiscal 1999. During fiscal 1998, we reduced our total long-term debt by $1.7 million, compared with a reduction of $3.3 million in fiscal 1997. Cash generated from the sale of treasury shares to our employees through the employee stock purchase plan was used to repurchase 72,682, 354,764, and 77,500 shares of the Company's common stock for the treasury in fiscal 1999, 1998 and 1997, respectively.

As a result of the additional debt incurred from the acquisitions, total debt-to-equity ratio increased to 5.5 to 1.0 at March 31, 1999 from 1.4 to 1.0 at March 31, 1998. At March
31, 1997, total debt-to-equity ratio was 1.3 to 1.0.

In March 1999, as a result of the Amherst acquisition, we entered into a new revolving credit agreement with an available capacity of $27.0 million. We anticipate that cash flows from operations and available borrowing capacity will be sufficient to cover current requirements of working capital, capital expenditures demand, stock repurchases, and the repayment of long-term debt.

Other Activities

The  Company holds 249,000 shares of ARIA Wireless Systems,  Inc.
(ARIA) common stock. As of March 31, 1999, the common shares of ARIA were quoted on the OTC Bulletin Board at a last trade price of $0.22 per share. There can be no assurances that the Company could achieve such a price upon any sale of its ARIA shares. Due to the limited amount of available financial and market information, the Company's equity interest in ARIA has not been given any accounting value in the Company's consolidated financial statements.

<PAGE 23>

Inflation

Inflation continues to have minimal affect upon our results.
Where competitive conditions and government regulations permit, we seek to reduce the potential impact of inflation by negotiating price escalation clauses into contracts.

Recently Issued Accounting Standards

We have adopted SFAS No. 130, "Reporting Comprehensive Income," for fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. As Comptek has no items of other comprehensive income, the adoption of SFAS No. 130 has not had any impact on our financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. We have also adopted SFAS No. 131 for fiscal 1999. As a result of the Amherst Acquisition and, to a lesser extent, the adoption of SFAS No. 131, reportable segments have been modified in fiscal 1999.

We expect to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2000 or April 1, 2001, depending upon the outcome of the Exposure Draft currently proposed deferring the effective date of SFAS No. 133. Because we currently have minimal hedging activity and a lack of derivative instruments, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our earnings or financial position.

Year 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. These date fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations; a situation commonly referred to as the "Year
2000 Issue" or "Year 2000 Problem."   We completed our assessment
of our internal systems, including our information technology systems and non-information technology systems, for the potential impact of Year 2000 Issues. We have also received communications from all of our major vendors and suppliers as to their respective states of readiness and plans for compliance.

In this regard, we have completed the conversion of our primary accounting and management information system. The decision to convert was based upon information processing and management reporting enhancements available under the new system. While such conversion was not initiated or accelerated due to the prospect of the Year 2000 Problem, the new system was represented to us as Year 2000 compliant and this provides the ancillary benefit of addressing the Year 2000 Issue. Our own testing of the system and use today indicates that the system is Year 2000 compliant. The majority of the cost for the new system (approximately $205,000) was included in our capital expenditures in fiscal 1998. Remaining expenditures (approximately $100,000) were included in our capital expenditures for fiscal 1999. Deficiencies in non-information technology systems' recognition of the Year 2000, which were identified as a result of our internal assessment, have been corrected. The cost of correction was not material.

Ancillary management information systems used by Comptek and its subsidiaries have also been evaluated. Specific upgrades to achieve Year 2000 compliance were covered under existing maintenance agreements or were purchased and installed by March 31, 1999. The upgrade and testing of the payroll systems is scheduled to be completed by July 31, 1999. Other than the capital expenditures noted in the preceding paragraph, the Company has spent less than $80,000 on Year 2000 compliance upgrades and currently expects total expenditures in fiscal year 2000 to be approximately $150,000. In addition to the testing of its primary information management systems, we have tested all of the personal computers currently in use. For contingency purposes, we budgeted an additional $100,000 for capital expenditures on such items in its fiscal year beginning April 1, 1999.

<PAGE 24>

While we continue to evaluate the compliance activities of our vendors and suppliers, we are satisfied with the responses received to date and do not anticipate any material adverse impact on our financial condition as it relates to vendors' and suppliers' Year 2000 compliance. We will, to the extent feasible, be testing such products for compliance, but can offer no assurances that our vendors and suppliers will in fact be Year 2000 compliant.

The DoD and its departments and agencies are our largest customer group, representing approximately 87.0% of our 1999 net sales.
We believe that the U.S. Government, including the DoD, has and is undertaking substantial efforts to address the Year 2000 Problem. The Government has represented to us that its contract payment system is Year 2000 compliant. However, we have no means of independent verification of the payment system and can offer no assurances as to the DoD's readiness. The full potential impact of the DoD's non-readiness is unknown at this time. A failure by the DoD to adequately address the Year 2000 Problem could, among other things, result in payment delays and contract administration delays which may result in a need for increased borrowing and interest expense to satisfy our operational and capital expenditure needs.

Based on currently available information, we believe that the most reasonably likely worst case Year 2000 scenario revolves around two factors: (i) a failure or substantial curtailment of basic power and communication services, and (ii) payment and contract administration delays. We continue to evaluate contingency plans. With respect to administrative systems, such as purchasing, contract administration, and accounting, temporary manual systems could be relied on, if necessary. In many instances, the establishment of a contingency plan related to basic power and communications may not be possible or may be cost prohibitive. In order to address potential payment and contract delays, the Company's current credit facility includes a $27.0 million line of credit for working capital. Also, consistent with the Company's overall cash management practices, a close liaison is maintained with the Defense Contract Management Agency to address potential payment and contract administration issues.

The software programs written by our personnel and currently in use by customers are believed to be Year 2000 compliant. During fiscal 1999, we received a satisfactory rating as a result of DoD evaluation of our Year 2000 compliance. Inasmuch as the programs supplied by us are used in conjunction with operating and other systems furnished by other suppliers, the overall compliance of such systems is, in part, dependent upon third parties. We expect to continue to evaluate the compliance activities of our contract vendors and suppliers, but are satisfied with the responses received to date. We have evaluated and will continue to consider our, and our subcontractors', warranty obligations relative to the Year 2000 Problem. We have not received any warranty claims relating to the Year 2000 Problem and do not currently anticipate any such claims of a material nature.

While we do not currently anticipate a material adverse impact on our financial condition or results of operations, we can offer no assurances that the Year 2000 Problem will not adversely impact Comptek. Accordingly, we expect on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on Comptek and our industry group.

Qualitative and Quantitative Disclosure about Market Risk

Comptek's revolving credit note and Term Note II have variable interest rates based on LIBOR. At March 31, 1999, $24.1 million was outstanding under these facilities. If LIBOR was to change by 10%, the impact on total interest expense would be approximately $88,000 annually. In order to provide for interest rate protection with respect to the variable rate long-term debt, we have entered into an interest rate swap agreement that converts $7.5 million of this outstanding debt to a fixed rate of 7.86%. A 10% change in LIBOR would not have a material impact on the fair value of the interest rate swap or the Company's results from operations or cash flows. At March 31, 1999, the carrying value of Comptek's long-term debt was $53.6 million compared to an estimated fair value of $53.9 million. A 10% increase in the rates offered to the Company would result in a projected fair value at March 31, 1999 of $ 53.8 million.

<PAGE 25>

Forward-Looking Information and Cautionary Statement

The 1999 Annual Report, including this Management's Discussion and Analysis, contains forward-looking statements about Comptek's plans and management's expectations, including the Company's role in the defense industry, our views on the growth prospects for the Company, and year 2000 compliance. These forward-looking statements are subject to risks and uncertainties. Plans may also change based upon changing business conditions. The reader is cautioned that such risks and uncertainties could cause actual future results to differ materially from those inferred by the forward-looking statements. Since the Company's primary customer group is the U.S. Government (approximately 87.0% of revenues for 1999 are attributable to DoD prime and subcontracts), future results could be materially affected by: the Government's redirection, contract modification or termination, or similar actions, to stop or delay contract performance; Government budgetary actions and response to Year 2000 Issues; and contracting and payment practices of current and future customers. Some additional uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly skilled technical and professional employees; the availability of capital; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. The Company may also be adversely affected by changes in domestic and international economic conditions, technological developments, and intense competition. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations and results.

<PAGE 26>

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                March
                                                 31,
                                                1999       1998
                                                 (In thousands,
                                                except share and
                                                per share data)
Assets
Current assets:
Cash and equivalents                          $ 2,376       $550
Receivables                                    36,099     17,621
Inventories                                     5,744      1,786
Other                                           1,018        311
                                              -------    -------
    Total current assets                       45,237     20,268

Equipment and leasehold improvements, net       7,034      2,370

Other assets                                   46,502      4,860
                                              -------    -------

Total assets                                   $98,773    $27,498
                                              =======    =======

Liabilities and Shareholders' Equity
Current liabilities:

Current installments of long-term debt         $4,030     $1,064

Accounts payable                                7,482      4,288

Accrued salaries and benefits                   9,040      3,092

Other accrued expenses                          3,804      1,854

Customer advances                               7,646      1,571

Deferred income taxes                           1,209      1,620
                                              -------    -------
    Total current liabilities                  33,211     13,489

Deferred income taxes                             853        204

Long-term debt, excluding current installments 49,610      2,558
Commitments and contingencies (notes 3 and 7)

Shareholders' equity:
Preferred stock, $.01 par value, 3,000,000
   shares authorized; none issued and
   outstanding; terms established at issuance       -          -

Common stock, $.02 par value, 10,000,000
   shares authorized; 5,537,763 and 5,477,703
   shares issued in 1999 and 1998,
   respectively                                   110        110

Additional paid-in capital                     16,190     15,776

Stock related awards and loans                  (296)      (168)

Retained earnings (accumulated deficit)         2,466      (914)
                                              -------    -------
                                               18,470     14,804

Less cost of treasury shares                   (3,371)    (3,557)
                                              -------    -------
   Total shareholders' equity                  15,099     11,247
                                              -------    -------

Total liabilities and shareholders' equity     $98,773   $27,498
                                               =======   =======

See accompanying notes to consolidated financial statements.

<PAGE 27>

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Income




                                          Year Ended
                                           March 31,
                                             1999      1998     1997
                                           (In thousands, except per
                                                  share data)
Net sales                                 $95,495   $72,008   $76,469

Operating costs and expenses:
   Cost of sales                           72,530    57,849    63,320

   Selling, general and administrative     13,446     8,544     8,098

   Research and development                 2,364       772       835
                                         --------   --------   --------
Operating profit                            7,155     4,843     4,216

Interest expense                            1,521       421       595
                                         --------   --------   --------

Income before income taxes                  5,634     4,422     3,621

Income taxes                                2,254     1,727     1,448
                                         --------   --------   --------

Net income                                 $3,380    $2,695    $2,173
                                         ========   ========   ========

Net income per share:
   Basic                                     $.67      $.52      $.42
                                         ========   ========   ========

   Diluted                                   $.65      $.51      $.42
                                         ========   ========   ========



See accompanying notes to consolidated financial statements.

<PAGE 28>

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                           Year Ended March 31,
                                           1999     1998    1997
                                               (In thousands)
Operating Activities:
Net income                                $3,380    $2,695  $2,173

Adjustments to reconcile net income to
  net cash

Provided by operating activities:
     Depreciation and amortization          2,604    1,204   1,190

     Deferred income taxes                  (141)    1,359     841

     Non-cash charges and credits, net        286      127     130

     Other assets                               -      247   (420)

     Changes in assets and liabilities
      providing (using) cash, excluding
      effects of acquisitions:

        Receivables                       (1,641)    (516)     242

        Inventories                         (815)    (405)     201

        Other current assets                  813      162     388

        Accounts payable and accrued        1,219      854   (559)
          expenses

        Customer advances                     814        -       -
                                          -------   ------  ------
Net cash provided by operating              6,519    5,727   4,186
  Activities                              -------   ------  ------

Investing Activities:
Expenditures for equipment and leasehold  (1,292)  (1,135)   (643)
  improvements

Software development costs                  (778)    (567)       -

Payment from (subsidiary loan to)            (51)       50   (218)
  officer for stock purchase

Acquisition of businesses, net of cash   (36,268)        -       -
  acquired

Proceeds from sale of assets                  567        -       -
                                         --------  -------  ------
Net cash used in investing activities    (37,822)  (1,652)   (861)
                                         --------  -------  ------

Financing Activities:
Net proceeds from (repayment of)            6,212    (700) (2,250)
  revolving debt

Proceeds from issuance of long-term debt   15,000        -       -

Proceeds from issuance of convertible      15,000        -       -
   subordinated debentures

Repayment of long-term debt               (2,305)  (1,053) (1,052)

Payment of debt issuance costs            (1,027)        -       -

Repurchase of common stock                  (635)  (2,719)   (427)

Proceeds from sale of common stock            716        -     318
  held in treasury

Proceeds from issuance of common stock        168      522     351

Net cash provided by (used in) financing   33,129  (3,950) (3,060)
  activities

Net increase in cash and equivalents        1,826      125     265

Cash and equivalents at beginning of
  year                                        550      425     160
                                         --------  ------- -------
Cash and equivalents at end of year        $2,376     $550    $425
                                         ========  ======= =======

Supplemental disclosures of cash flow information (note 10)

See accompanying notes to consolidated financial statements.

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity


                                                            Retained
                                                     Stock    Earn-
                      Common Stock          Addi-   Related   ings      Total
               -------------------------   tional    Awards (Accumu-    Share-
(In                Issued       Treasury    Paid-In    And    lated     holders'
thousands)     Shares Amount Shares Amount Capital    Loans   Deficit)   Equity
-------------------------------------------------------------------------------
Shareholders'
Equity, March
31, 1996       5,272   $105   113   $(660) $14,582     $-    $(5,782)   $8,245

Exercise of
  stock
  options          6      -     -        -      21      -           -       21

Sale of
  common
  stock           91      2     -        -     458      -           -      460

Repurchase of
  common
  stock            -      -    78    (427)       -      -           -     (427)

Sale of
  treasury
  stock            -      -  (66)      249      69      -           -      318

Loan to
  officer for
  stock
  purchase         -      -     -        -       -  (218)           -     (218)


1997 net
 income            -      -     -        -      -      -        2,173    2,173

Shareholders'
  Equity,
  March 31,
  1997        5,369    $107   125   $(838) $15,130  $(218)    $(3,609) $10,572

Exercise of
  stock
  options        15       -     -        -     79       -           -       79

Sale of
  common
  stock          94       3     -        -    567       -           -      570

Repurchase
  of common
  stock           -       -   355  (2,719)      -       -           -   (2,719)

Payment from
  officer
  for
  stock
  purchase        -       -     -        -      -      50           -       50

1998 net
  income          -       -     -        -      -       -       2,695    2,695

Shareholders'
  Equity,
  March 31,
  1998        5,478    $110   480 $(3,557) $15,776  $(168)      $(914) $11,247

Exercise of
  stock
  options        40       -     -        -    168       -           -      168

Sale of
  common
  stock           -       - (122)      821     58       -           -      879

Repurchase of
  common
  stock           -       -    72    (635)      -       -           -     (635)

Loan to
  officer for
  stock
  purchase        -       -     -        -      -    (27)           -      (27)

Stock issued
  to officer     20       -     -        -    188   (101)           -       87

1999 net
  income          -       -     -        -      -       -       3,380    3,380

Shareholders'
  Equity,
  March 31,
  1999        5,538    $110   430 $(3,371) $16,190  $(296)      $2,466 $15,099

See accompanying notes to consolidated financial statements.

<PAGE 31>


COMPTEK RESEARCH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1999, 1998 and 1997

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Consolidation
The consolidated financial statements include the accounts of Comptek Research, Inc., and its wholly owned subsidiaries (the Company or Comptek). All significant intercompany balances and transactions are eliminated in consolidation.

Revenue Recognition

The   Company's   operations  consist  of  furnishing   computer-
technology-related systems, products and services used in information evaluation and data communications primarily for military applications. The Company provides systems, products and services under prime contracts and subcontractual arrangements. The Company performs primarily under three types of contracts: 1) cost-reimbursement; 2) fixed-price; and 3) time-and-materials. Revenue on cost-reimbursement contracts is recognized to the extent of costs incurred, plus a proportionate amount of fee earned. Fixed-price contract revenue is recognized on the percentage completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized when the Company incurs labor accounted for at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Certain contracts have terms extending beyond the Company's financial reporting year. Revisions in costs and estimated earnings are reflected in the year when the additional data becomes known. Provisions for estimated losses on contracts are recorded in the period such losses are determined. The Engineering and Technical Services (Services) segment operates primarily under cost-reimbursement and time-and-materials contracts, while Tactical Systems and EW Simulation/Stimulation and Training Systems (Simulation and Training) segments operate primarily under fixed-priced and cost-reimbursement contracts.

The Company's U.S. Government contracts are subject to government audit of direct and indirect costs. All such incurred cost audits have been completed through March 31, 1996. Management does not anticipate any material adjustment to the consolidated financial statements as a result of such audits.

Cash Equivalents

Cash equivalents consist of liquid, short-term investments with an original maturity of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

<PAGE 31>

Equipment and Leasehold Improvements

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

Intangible Assets Arising from Business Acquisitions

These assets, consisting of the fair value of identifiable intangible assets and the excess of cost over the fair value of net assets acquired, are carried at the lower of cost or net realizable value, and are amortized on the straight-line method over the period of estimated benefit, generally ranging from 2 to 25 years. Net realizable value of intangibles is determined based on the projected operating cash flows of the underlying business.

Capitalized Software Development Costs

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

Income Taxes

Deferred  taxes  represent  the tax  effect  of  the  differences between financial statement and tax bases of assets and liabilities, and for loss and credit carryforwards. Measurement of deferred tax assets and liabilities is based upon current tax laws. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Financial Instruments

The estimated fair values of financial instruments approximate their carrying amounts in the balance sheet, except as discussed further in note 3. Comptek uses a derivative financial instrument for the purpose of hedging interest rate exposures that exist as a part of its ongoing business operations. We do not hold or issue financial instruments for trading purposes. Instruments used as hedges are intended to reduce the risk associated with the exposure being hedged. Comptek is exposed to credit loss in the event of nonperformance by the counter parties to the instruments, however, we do not expect nonperformance by counter parties to the instruments, however we do not expect nonperformance by counter parties. The interest rate differential to be paid or received on the swap is recognized in the statement of income as incurred, as a component of interest expense. The cash flows related to the derivative financial instrument are classified in the statement of cash flows in a manner consistent with the transaction being hedged.

Stock-Based Compensation


The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair-value-based method of accounting for stock-based compensation plans or, alternatively, requires certain pro forma fair-value-based disclosure. The Company has adopted the disclosure alternative under SFAS No. 123.


<PAGE 32>

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into account the potential dilution that could occur if dilutive convertible debentures and options were exercised, resulting in the issuance of common stock.

New Accounting Standards

Effective for fiscal 1999, the Company adopted SFAS No. 130,
"Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For fiscal 1999, 1998 and 1997, there were no elements of comprehensive income other than net income.

SFAS No. 131 established standards for the way public business enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. As a result of the Amherst acquisition, and to a lesser extent, the adoption of SFAS No. 131, reportable segments have been modified in fiscal 1999.

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2000 or April 1, 2001, depending upon the outcome of the Exposure Draft currently proposed deferring the effective date of SFAS No. 133. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments.
Because we currently have minimal hedging activity and a lack of derivative instruments, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our earnings or financial position.

(2) OTHER FINANCIAL DATA


Following are details concerning certain balance sheet accounts:

                                           March 31,
Receivables                            1999          1998
                                         (In thousands)
Long-term contracts:
Amounts billed                        $11,699        $7,287
Unbilled costs and estimated           19,218         9,516
earnings
Retainage and holdbacks                 4,534           237
                                     --------       -------
Total long-term contract               35,451        17,040
receivables
Other trade                               670           581
                                     --------       -------
Total receivables                      36,121        17,621
Less allowance for doubtful              (22)             -
accounts                             --------       -------
Receivables                           $36,099       $17,621
                                     ========       =======

Unbilled contract receivables are comprised primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at March 31, 1999 will be received upon presentment of billings or completion of contracts. On March 31, 1999, $24.6 million of total receivables were from U.S. customers, and $11.5 million were from international customers. On March 31, 1998, $13.3 million of total receivables were from U.S. customers, and $4.3 million were from international customers.

<PAGE 33>

                                           March 31,
Inventories                             1999       1998
                                         (In thousands)

Finished goods                           $330        $217
Work-in-progress                        2,300         172
Parts stock                             3,114       1,397
                                      -------     -------
Total  inventories                     $5,744      $1,786
                                      =======     =======

Equipment and                              March 31,
Leasehold Improvements                  1999       1998
                                         (In thousands)
Cost:
Machinery and equipment               $13,369      $8,584
Furniture and fixtures                  1,061         979
Leasehold improvements                  1,654       1,097
                                      -------     -------
Total cost                             16,084      10,660
Less accumulated depreciation         (9,050)     (8,290)
                                      -------     -------
Equipment and leasehold                $7,034      $2,370
improvements, net                     =======     =======

                                           March 31,
Other Assets                            1999       1998
                                         (In thousands)

Goodwill, net of accumulated           $41,645      $4,207
  amortization of $1,180 at
  March 31, 1999 and $524 at
  March 31, 1998

Identifiable intangible assets           3,229           -
  arising from business
  acquisitions net of
  accumulated amortization of
  $76 at March 31, 1999 and none
  at March 31, 1998

Software development costs, net          1,436         567
  of accumulated amortization of
  $204 at March 31, 1999 and
  none at March 31, 1998

Other                                     192          86
                                      -------     -------
Total other assets                    $46,502      $4,860
                                      =======     =======

<PAGE 34>

(3) LONG-TERM DEBT

Long-term debt consists of the following:

                                 March 31,
                             1999        1998
                               (In thousands)

Bank credit facility:        $10,392       $550
  Revolving credit
  note
  Term note I                  2,000      3,000
  Term note II                13,750          -
                           ---------    --------
Total bank credit             26,142      3,550
  Facility
Convertible                    15,000          -
  Subordinated
  Debentures
Subordinated notes            11,000         72
Capital lease
  Obligations                  1,201          -
Other                            297          -
                           ---------    --------
Total long-term debt          53,640      3,622
Less current                 (4,030)    (1,064)
installments
Long-term debt,
  Excluding
  Current
  Installments               $49,610     $2,558
                           =========    ========

The Company has a bank credit facility, which consists of a revolving credit note with a maximum borrowing line of $27 million and two term notes, all secured by substantially all of the Company's assets.

The revolving credit agreement provides for interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on a ratio of funded debt to earnings before income taxes, depreciation and amortization (EBITDA) minus capital expenditures. In addition, there is a fee of 1.4% per annum on any unused portion of the revolving credit line.
Amounts drawn under the revolving credit facility may be converted into a four-year term loan at the Company's discretion at any time prior to its maturity on January 31, 2001. Commitments under letters of credit reducing availability under the revolving credit agreement were $6.5 million.

Term note I is a five-year term loan bearing interest at a fixed rate of 8.5%. A principal payment of $1,000,000 is due in fiscal year 2000 with the balance due by March 31, 2001.

Term note II is a seven-year term loan bearing interest at LIBOR plus an applicable margin based on a ratio of funded debt to EBITDA minus capital expenditures. Annual principal payments of $1,500,000 are due through maturity on June 1, 2005. Additionally, the Company has entered into an interest rate swap agreement that converts $7.5 million of principal to a fixed rate of 7.86% with a termination date of June 1, 2003.

The Bank Credit Facility stipulates that the Company maintains minimum levels of working capital, tangible net worth, funded debt-to-EBITDA, senior funded debt-to-EBITDA, and EBITDA-to-fixed charges. Additionally, the Company may not exceed prescribed levels of capital expenditures and operating lease expense, and is restricted from the payment of cash dividends on common stock. At March 31, 1999, the Company was in compliance with all debt covenants.

<PAGE 35>
In connection with the financing of the acquisition of Amherst Systems, Inc. on March 26, 1999, the Company sold $15 million of 8-1/2% convertible subordinated debentures (the Debentures). Interest on the Debentures is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Debentures mature on April 1, 2004. The Debentures may, at the holder's option, be converted into shares of common stock of the Company at any time prior to redemption or maturity at a conversion price of $9.50 per share, which is subject to adjustment, including an adjustment if the Company reports diluted earnings per share of less than $.80 per share for its fiscal year ending March 31, 2000. In such case, the conversion price will be reset to $8.50 per share. The Debentures are not redeemable by the Company prior to March 1, 2002. Thereafter, the Company may redeem the Debentures at any time together with accrued and unpaid interest at the following premiums on or after: (1) March 1, 2002 - 103.4%, (2) March 1, 2003 - 101.7%;
(3) March 1, 2004 and thereafter - 100%. The Debentures are unsecured obligations of the Company, subordinated in right of payment to all present and future senior indebtedness, including the Company's borrowings under its credit facility. The Debentures do not contain any financial covenants or similar restrictions with respect to the Company.

The Company issued subordinated promissory notes to the sellers to partially finance the acquisitions of PRB Associates, Inc. and Amherst Systems, Inc. as follows: (1) $1,000,000 note bearing 5.5% interest due October 1, 1999; (2) $3,500,000 note bearing 5.5% interest due March 31, 2001; and (3) $6,500,000 note bearing 5.5% interest due March 31, 2001.

Assuming conversion of the revolving credit note to term debt, the maturities of long-term debt at March 31, 1999 are:
$4,030,000 in 2000, $13,338,000 in 2001, $4,440,000 in 2002,
$4,319,000 in 2003, $4,098,000 in 2004, and $23,415,000
thereafter.

The fair value of long-term debt is estimated based on quoted market prices and discounted cash flow analysis using current rates offered to Comptek for debt with the same remaining maturities. At March 31, 1999, the estimated fair value of long-term debt was $53.9 million.

Capital lease obligations related primarily to computer equipment purchases by Amherst Systems, Inc. are payable as follows:

Year ending March 31               $509
  (in thousands):
   2000
   2001                             365
   2002                             288
   2003                             210
                                 ------
Total minimum lease               1,372
 Payments
Less amounts                       (171)
representing interest            ------
at rates ranging from
5.04% to 9.75%
Present value of net               1,201
minimum lease payment
Less current                       (426)
installments of                  ------
capital leases
Obligations under                   $775
capital leases,                  ======
excluding current
installments

<PAGE 36>

(4)  INCOME TAXES

The composition of income taxes is as follows:

                                       Year Ended March 31,
                                   1999         1998        1997
                                          (In thousands)
Current:
Federal                            $1,975         $225       $319
State                                 420          143        288
                                  -------      -------     ------
Total current                       2,395          368        607
                                  -------      -------     ------
Deferred:
Federal                              (65)        1,200        912
State                                (76)          159       (71)
                                  -------      -------     ------
Total deferred                      (141)        1,359        841
                                  -------      -------     ------
Total income taxes                 $2,254       $1,727     $1,448
                                  =======      =======     ======

Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to income before income taxes as follows:


                                       Year Ended March 31,
                                   1999         1998        1997
                                          (In thousands)

Income taxes at the Federal
  statutory rate                   $1,916       $1,503     $1,231
State tax effect                      227          198        143
Foreign sales corporation,
  benefit                           (107)         (70)          -
Amortization of non-
  deductible goodwill                 240           81         81
General Business Credits            (101)            -          -
Other                                  79           15        (7)
                                  -------      -------     ------
Total income taxes                 $2,254       $1,727     $1,448
                                  =======      =======     ======

The tax effects of loss and credit carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

                                       March 31,
                                   1999         1998
                                     (In thousands)
Deferred tax assets:
Tax loss and credit
  Carryforwards                      $398         $339
Accrued expenses, not
  Currently deductible                954          437
Capital loss carryforward           3,217        3,170
Other, net                            375          483
                                  -------      -------
Total gross deferred tax
  Assets                            4,944        4,429
Valuation allowance               (3,830)      (3,830)
                                  -------      -------
Net deferred tax assets             1,114          599
                                  -------      -------
Deferred tax liabilities:
Receivables on engineering                     (2,219)
  Contracts                       (2,455)
Capitalized software                (426)        (204)
Depreciation                        (295)            -
                                  -------      -------
Total gross deferred tax
  Liabilities                     (3,176)      (2,423)
                                  -------      -------
Net deferred tax liability       $(2,062)     $(1,824)
                                 ========      =======


The increase in the net deferred tax liability for 1999, includes the addition of a net deferred tax liability of $357,000 associated with the purchase of PRB and a net deferred tax asset of $260,000 associated with the purchase of Amherst.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management primarily considers the effect of taxable temporary differences, projected future earnings and, with respect to the capital loss carryforward, the likelihood of capital gains, in making this assessment.

At March 31, 1999, the Company has: (1) alternative minimum tax credit carryforwards of $127,000, which are available with no expiration date; and (2) state loss carryforwards of $271,000, which expire in 2001. Additionally, the capital loss carryforward expires in 2001.

(5)  STOCK OWNERSHIP PLANS
Pursuant to the Company's 1992 Equity Incentive Plan and 1998 Equity Incentive Stock Plan, options to purchase shares have been granted to certain key employees. The Company may award up to 1,298,000 shares in the form of stock options, restricted stock, performance shares and other equity awards under both plans. Through March 31, 1999, stock options, restricted stock, and equity awards related to incentive compensation have been issued pursuant to the plans. All options are granted with an exercise price not below fair market value at date of grant, have a term of ten years, and become exercisable in either equal quarterly or equal annual increments over a period of one to five years.

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

The following is a summary of stock option activity for both of these plans:

                                    March 31,
                   1999               1998                1997
             Number              Number            Number of
               of     Weight-      of     Weight-   Shares    Weight-
             Shares      ed      Shares     ed       Under      ed
              Under   Average    Under    Average   Options   Average
             Options   Price    Options    Price               Price
Outstanding
  at
  beginning
  of
  year        553,227   $ 5.27   436,459   $ 6.54    480,659   $ 9.13
Granted       118,278     8.97   150,000     6.08    317,814     5.59
Exercised    (40,060)     8.74  (15,098)     5.25    (6,200)     3.52
Canceled     (12,150)     5.70  (18,134)     5.63  (355,814)    13.00
             --------  -------  --------  -------  ---------  -------
Outstanding
  at end of
  year        619,295   $ 7.08   553,227   $ 5.27    436,459   $ 6.54
             ========  =======  ========  =======  =========  =======

Exercisable
  At end of
  year        305,846   $ 7.40   206,151   $ 7.65    118,465   $ 9.14
             ========  =======  ========  =======  =========  =======

At March 31, 1999, the range of exercise prices and weighted average contractual life of outstanding and exercisable options was $3.25 to $17.63 and 7.29 years, respectively.

Under the Equity Incentive Plans, 317,910 shares were available at March 31, 1999 for future grants. No shares were available at March 31, 1999 for future grants under the Non-Employee Director Stock Option Plan. On August 17, 1998, the Board of Directors amended the Non-Employee Director Stock Option Plan to increase the number of shares available for grant to 300,000 from 100,000 shares. Based on this increase, which is subject to approval by shareholders at the 1999 Annual Meeting of Shareholders, at March 31, 1999, there were 197,000 shares available for grant under this Plan.

<PAGE 38>

During fiscal 1997, the Company granted a total of 317,814 options of which 202,814 options were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $13.13 to $17.75. These "repriced" options were issued at the fair market value on the date of grant, or $5.63.

Under the Company's Employee Stock Purchase Plan, each employee of the Company, whose customary employment is more than 20 hours per week, is eligible to purchase the Company's stock at a 15% discount. In fiscal 1999, 104,586 shares were purchased by employees, at prices ranging from $6.69 to $7.43 per share. In fiscal 1998, 73,310 shares were purchased by employees, at prices ranging from $4.89 to $6.64 per share. In fiscal 1997, 92,521 shares were purchased under this plan, at prices ranging from $4.57 to $4.83 per share.

The Company has calculated the pro forma disclosures required under SFAS No. 123 for options granted in 1999, 1998, and 1997 using the Black-Scholes option-pricing model. The following assumptions were used in this model: optionees were stratified into three groups based on historical exercise behavior; risk free interest rate ranged from 5.07% to 5.25%; volatility ranged from 43% to 47%; the expected life of the option was three, five, or ten years, respectively, for each group; and there was no expected dividend yield.

Had the Company adopted SFAS No. 123, the weighted average fair value of options granted in 1999, 1998, and 1997 would have equaled $4.69, $3.38, and $2.67, respectively. Additionally, had the Company determined compensation cost based on the fair value provisions of SFAS No. 123, net income would have been $2,651,000 for fiscal 1999 or $.51 per diluted share, $1,930,000 for fiscal 1998 or $.36 per diluted share, and $1,676,000 for fiscal 1997 or $.32 per diluted share.


(6) EMPLOYEE BENEFIT PLANS
401(k)

All full-time regular employees are eligible for participation in the Company's 401(k) Plans on their date of hire. All other employees become eligible upon meeting certain requirements. Eligible employees may make voluntary contributions to the Plans in the form of 1% to 18% salary deductions. The first 4% of a participant's contribution is matched by the Company at a rate, which varies by Plans, of up to 30%. In addition, the Company may make an annual discretionary contribution to eligible plan participants. Plan expenses were $1,714,000, $621,000, and $579,000 in 1999, 1998, and 1997, respectively.

Incentive Compensation

Officers and certain key employees of the Company participate in a plan, which provides for additional compensation primarily based on the Company attaining certain predetermined performance measures. Total expense under this plan was $2,220,000 in 1999, $1,455,000 in 1998, and $1,069,000 in 1997.

For certain individuals with incentive compensation levels over $4,000 in 1999, 1998, and 1997, at least 25% of their total award was paid in the form of Company stock.

(7)  COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from leased facilities and leases certain equipment, substantially all of which are classified as operating leases. The Company leases two facilities from current executive officers. The leases provide for annual net rents of $1,200,000 and $648,000 and expire on April 30, 2001 and May 31, 2004, respectively.

<PAGE 39>

All leases expire prior to the year 2005. It is expected that in the normal course of business, leases that expire will be renewed or replaced. The aggregate minimum lease commitment under non-cancelable leases with a remaining term greater than one year as of March 31, 1999 was $13,390,000, payable as follows:
$4,538,000  in  2000;  $4,275,000 in 2001;  $2,129,000  in  2002;
$1,193,000 in 2003; and $1,255,000 for the years thereafter.

Rental expense incurred from operating leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) was $3,034,000 in 1999, $1,671,000 in 1998, and $1,674,000 in 1997.

Prior to the Company's acquisition of the business operations of Amherst Systems, Inc. (Amherst), the Defense Contract Audit Agency (DCAA) began investigating the treatment given to certain facility costs incurred by Amherst. Although no formal assessments have been made, the DCAA has expressed a belief that these costs were incorrectly charged to government contracts. Amherst believes its treatment was proper. The Company will seek to resolve this matter and believes that adequate reserves have been established such that the ultimate outcome of the matter is not expected to have a material adverse effect on operations or liquidity.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse impact on the Company's financial position, results of operations, and liquidity.

(8)  BUSINESS ACQUISITIONS

Amherst Systems, Inc.

On March 26, 1999, the Company completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc. (Amherst), a privately-held company specializing in simulation/stimulation and evaluation systems for electronic defense applications. The purchase price of $30 million was financed through the sale of convertible subordinated debentures, the credit facility, and the issuance of subordinated promissory notes (note 3). The purchase price is subject to adjustment under certain circumstances.
The acquisition was accounted for as a purchase; accordingly, the purchase price of $30 million plus transaction costs have been allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was approximately $27 million and has been recorded as goodwill and will be amortized using the straight-line method over twenty-five years. The Company is in the process of gathering the information necessary to finalize the allocation of the Amherst purchase price.
PRB Associates, Inc.
On May 14, 1998, the Company completed a transaction to acquire all of the outstanding shares of PRB Associates, Inc. (PRB), a privately-held developer of military mission planning systems. The purchase price of $20 million was financed through borrowings under the credit facility and the issuance of a subordinated promissory note (note 3). The purchase price is subject to adjustment under certain circumstances.
The acquisition was accounted for as a purchase with assets acquired and liabilities assumed recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $11 million and will be amortized using the straight-line basis over a period of twenty-five years.
<PAGE 40>
The following unaudited pro forma results of operations assume the Amherst and PRB acquisitions had occurred at April 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that may have occurred if the combinations had been in effect for the indicated periods:
(In thousands, except per share data)

                                March 31, 1999     March 31, 1998
     Net sales                        $143,845         $133,226
     Net income                         $2,806           $2,244
     Net income per share -
       basic                              $.56             $.43
     Net income per share -
       diluted                            $.54             $.42

(9)  EARNINGS PER COMMON SHARE

The table below reconciles the effect that potentially dilutive securities have on earnings per share:

                                     Year Ended March 31,
                                    1999     1998     1997
                                   (In thousands, except per
                                          share data)

Net income                         $3,380   $2,695    $2,173
                                  =======   =======   =======
Weighted average shares             5,044    5,184     5,207
  Outstanding - basic             =======   =======   =======
Basic earnings per share             $.67     $.52      $.42
                                  =======   =======   =======

Weighted average shares
  Outstanding                       5,044    5,184     5,207
Dilutive effect of stock
  Options after application
  Of treasury stock method            167      132        29
                                  -------   -------   -------

Weighted average and equivalent     5,211    5,316     5,236
  Shares outstanding - diluted    =======   =======   =======

Diluted earnings per share           $.65     $.51      $.42
                                  =======   =======   =======

<PAGE 41>

(10)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                 Year Ended March 31,
                               1999       1998    1997
                                    (In thousands)

Cash operating
  Activities:
Interest paid                  $1,473      $423     $607
Income taxes paid               1,242       916       38
                              =======   =======  =======
Noncash investing and
  Financing activities:
Equity awards                    $250      $127     $130
                              =======   =======  =======
Noncash liabilities of
  Businesses acquired:
Fair value of noncash         $66,572        $-       $-
  Assets acquired
Less cash paid, net of       (36,268)         -        -
  Cash acquired
Less subordinated            (11,000)         -        -
  Promissory notes issued    --------   -------  -------
Liabilities assumed or        $19,304        $-       $-
incurred                     ========   =======  =======



(11)  BUSINESS

As a result of the acquisition of Amherst Systems, Inc. on March 26, 1999, and the adoption of SFAS No. 131, the Company revised its segments. These new segments are EW Simulation/Stimulation and Training Systems (Simulation and Training), Tactical Systems, and Engineering and Technical Services (Services). Segment data for prior periods have been restated to reflect the new segment designations.

The Company designs, develops and manufactures electronic environment simulators and stimulators for trainers, jammers and radar warning receiver evaluation subsystems under the Simulation and Training segment. Simulation technology can be applied in a variety of applications, including testing, training, maintenance and research. This segment typically operates under fixed-price and cost-reimbursement contracts. No Simulation and Training segment contract accounted for more than 10% of total Company sales during such periods.

The Tactical Systems segment designs and produces technically advanced systems and products. These systems include operational and diagnostic software. Specific areas of specialty include electronic warfare (EW) radar signal processing, EW threat analysis, EW counter measures, real-time command and control data link processing and display, mission planning and airspace management systems. This segment typically operates under fixed-price and cost-reimbursement contracts. No Tactical Systems segment contract accounted for more than 10% of total Company sales during such periods.

Both  the  Simulation and Training segment and  Tactical  Systems segment operate in the U.S. These segments, however, provide systems to customers located worldwide and to allied military governments. International sales represented approximately 13% of total Company sales in 1999 and 1998 and 11% in 1997.

Under the Services segment, the Company provides engineering and technical support including program management, software verification and validation, and training predominantly to the U.S. Department of Defense, primarily under cost-reimbursement and time-and-materials contracts. Services operations are located in the U.S., typically near or on U.S. military command installations. In 1999, no Services contract accounted for more than 10% of total Company sales. In 1998 and 1997, significant Services contracts included: Naval Air Systems Command for Electronic Combat Missions Systems (ECMS) and the Naval

<PAGE 42>

Sea  Systems Command (NAVSEA).  The ECMS contract contributed 24%
of  total  Company  sales in 1998 and 29% in  1997.   The  NAVSEA
contract accounted for 11% of total Company sales in 1998 and 10% in 1997.

The Company historically reported its operating activities in two defense-related segments: Defense Systems (Systems) and Engineering and Technical Services. The Systems segment included operating activities for development and manufacture of both tactical systems and simulation/stimulation and training systems.

Corporate includes corporate, general and administrative expenses. Corporate, general and administrative expenses are generally recoverable from contract revenues by allocation to operations. General corporate assets are principally cash, prepaid expenses, and property, plant and equipment.

The following table summarizes segment information:

                            Year Ended March 31,
                           1999       1998     1997
                               (In thousands)
Net Sales:
Simulation and Training   $20,742    $18,245 $14,450
Tactical Systems           38,487      7,053   6,608
Engineering and            36,266     46,710  55,411
  Technical Services     --------   -------- --------
                          $95,495    $72,008 $76,469
                         ========   ======== ========


Operating Profit:
Simulation and Training    $2,104     $1,831    $549
Tactical Systems            3,236        897     857
Engineering and             1,815      2,115   2,810
  Technical Services     --------   -------- --------
                           $7,155     $4,843  $4,216
                         ========   ======== ========


Identifiable Assets:
Simulation and Training   $63,012     $7,160  $6,969
Tactical Systems           21,556      2,325   1,132
Engineering and
  Technical Services       13,417     17,430  16,156
Corporate                     788        583     535
                         --------   -------- --------
                          $98,773    $27,498 $24,792
                         ========   ======== ========


Capital Expenditures:
Simulation and Training      $267       $400    $132
Tactical Systems            1,297        631       -
Engineering and
  Technical Services          440        654     500
Corporate                      66         17      11
                         --------   -------- --------
                           $2,070     $1,702    $643
                         ========   ======== ========


Depreciation/Amortizatio
n:
Simulation and Training      $532       $475    $200
Tactical Systems            1,415         43     235
Engineering and               637        670     740
  Technical Services
Corporate                      20         16      15
                         --------   -------- --------
                           $2,604     $1,204  $1,190
                         ========   ======== ========

<PAGE 43>








                  Independent Auditors' Report






The Board of Directors and Shareholders of Comptek Research,
Inc.:
We have audited the accompanying consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comptek Research, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


Buffalo, New York
May 14, 1999
<PAGE 44>

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

          This Item is not applicable

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under the caption "ELECTION OF DIRECTORS" in the Company's 1999 Definitive Proxy Statement is incorporated herein by reference. Also see Part I of the Report, under the caption "Officers of the Registrant" for additional information relating to the Company's executive officers.

Item 11.  EXECUTIVE COMPENSATION

The information under the caption "COMPENSATION AND RELATED
MATTERS" in the Company's 1999 Definitive Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's 1999 Definitive Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the sub-caption "CERTAIN TRANSACTIONS" in the Company's 1999 Definitive Proxy Statement is incorporated herein by reference.


                             PART IV

Item 14.  EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES, AND  REPORTS
          ON FORM 8-K

(a)         (1)     Financial Statements

            Included in Part II, Item 8, of this report:

            Consolidated Balance Sheets as of March 31, 1999 and
            1998

            Consolidated Statements of Income for the years ended March 31, 1999, 1998, and 1997

            Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998, and 1997

            Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998, and 1997

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

          (2) The following financial statement schedule and independent auditors' report thereon should be read in conjunction with the financial statements incorporated by reference in conjunction with the financial statements incorporated by reference in Item 8 in this Form 10-K:

                                                        Page
                                                        No.
             II - Valuation and Qualifying Accounts. .   49


       <PAGE 45>

           Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.

       (3)       Exhibits:

           See Exhibit Index filed herewith on pages 50 through 51 of this Report

(b)    Reports on Form 8-K:

            Form 8-K reporting date was March 26, 1999

            Item Reported:

                           Item 2.  Acquisition or Disposition of
             Assets. On March 26, 1999, Comptek Research, Inc completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc.

                           Item 7  Financial Statements, Pro
             Forma Financial Information and Exhibits. The Registrant has filed consolidated financial statements of Amherst Systems, Inc. as of and for the years ended April 30, 1998, 1997 and 1996 and the consolidated financial statements of Amherst Systems, Inc. for the eight months ended December 31, 1998 and 1997.

<PAGE 46>
                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPTEK RESEARCH, INC.


DATE:  June 25, 1999                 By:  /s/ John J. Sciuto
                                     John J. Sciuto, Chairman,
                                     President, and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



    Signatures                  Title                  Date

                         Chairman, President
                                 and
                           Chief Executive
/s/John Sciuto                 Officer            June 25, 1999
John J. Sciuto

                           Chief Financial
                            Officer, Vice
                         President - Finance
                            And Treasurer
                             (principal
/s/Laura L.                accounting and
Benedetti                financial officer)       June 25, 1999
Laura L. Benedetti


/s/Joseph A. Alutto           Director            June 25, 1999
Joseph A. Alutto


/s/John R. Cummings           Director            June 25, 1999
John R. Cummings


/s/G. Wayne Hawk              Director            June 25, 1999
G. Wayne Hawk


/s/Patrick J.
Martin                        Director            June 25, 1999
Patrick J. Martin


/s/James D. Morgan            Director            June 25, 1999
James D. Morgan


/s/Henry P.
Semmelhack                    Director            June 25, 1999
Henry P. Semmelhack

<PAGE 47>




  Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Comptek Research, Inc.:

Under date of May 14, 1999, we reported on the consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in item 14(a)(2) of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP

Buffalo, New York
May 14, 1999
<PAGE 48>

                          Schedule II

            COMPTEK RESEARCH, INC. AND SUBSIDIARIES

               Valuation and Qualifying Accounts
                        (In Thousands)
          Years ended March 31, 1999, 1998, and 1997

                                            Charge-
                       Balance    Amount     offs,     Balance
                         at      Charged   Disposals   At End
                      Beginning     to        and        of
    Description       of Period  Expense    Transfer   Period

Allowance for Doubtful Accounts
and Note

  Year ended               $150        $50        $50      $150
  March 31, 1997

  Year ended               $150        $22        $--      $172
  March 31, 1998

  Year ended               $172        $--        $98       $74
  March 31, 1999

Inventory Reserves

  Year ended                $--        $--        $--       $--
  March 31, 1997

  Year ended                $--        $25        $--       $25
  March 31, 1998

  Year ended                $25        $60        $25       $60
  March 31, 1999


<PAGE 49>

                        INDEX TO EXHIBITS
                          ____________
Exhi-
 bit                                                 Page No. or
 No.              Description of Exhibit               Location

2.1    Acquisition of Advanced Systems Development       (b)
       , Inc.
2.2    Acquisition of PRB Associates, Inc.               (f)
2.3    Acquisition of Amherst Systems, Inc.              (i)
3.1    Restated Certificate of Incorporation of          (c)
       Registrant, as amended.
3.2    Restated By-laws of Registrant, as amended.       (g)
4.1a   Indenture dated March 24, 1999 between the        (j)
       Registrant and The Bank of New York, as
       trustee.
4.1b   Form of Debenture (included in Exhibit 4.1a)      (j)
4.1c   Form of Registration Rights Agreement.            (j)
10.1   Registrant's 1992 Equity Incentive Plan, as       (a)
       amended.
10.1a  Registrant's 1998 Equity Incentive Stock          (h)
       Plan
10.1b  Form of incentive stock option agreement and      (e)
       non-qualified stock agreement issued under
       Registrant's Equity Incentive Plans to plan
       participants, including executive officers.
10.1c  Non-Qualified Stock Option Agreement dated        (e)
       June 20, 1996 by and between Registrant and
       John J. Sciuto.
10.2   1994 Stock Option Plan for Non-Employee           (k)
       Directors, as amended.
10.3   Employment agreement between Registrant and       (g)
       John J. Sciuto.
10.3a  Employment agreement between Registrant and       (g)
       Christopher A. Head.
10.3b  Employment agreement between Registrant and       (g)
       Laura L. Benedetti.
10.3c  Employment agreement between Registrant and       (g)
       James D. Morgan.
10.3d  Loan Agreement , dated July 9, 1996, between      (d)
       Comptek Federal Systems, Inc. (wholly-owned
       subsidiary of the Registrant) and John J.
       Sciuto.
10.3e  Loan Agreement , dated February 3, 1999,          (k)
       between Comptek Federal Systems, Inc.
       (wholly-owned subsidiary of the Registrant)
       and John J. Sciuto
10.3f  Employment Agreement between PRB Associates,      (g)
       Inc. (wholly-owned subsidiary of the
       Registrant) and Lawrence M. Schadegg.
10.3g  Restricted Stock Agreement between                (g)
       Registrant and Lawrence M. Schadegg
10.3h  Employment agreement between Registrant and       (k)
       Charles E. Dowdell
10.5   Interest Rate Swap Agreement, dated May 1,        (g)
       1998, between Registrant and KeyBank, N.A.
10.5a  Loan Agreement, dated May 14, 1998, between       (g)
       Registrant and Manufacturers and Traders
       Trust Company
10.5b  Loan Agreement, dated March 24, 1999, as          (k)
       amended,between Registrant and
       Manufacturers and Traders Trust Company
10.6   Real property lease between Registrant and        (k)
       Southern Maryland Property Management
       Associates, premises at 43865 Airport View
       Drive, Hollywood, MD
10.6a  Real property lease between Registrant and        (k)
       Charles E. Dowdell  and Nancy L. Dowdell, as
       individuals, premises at 30 Wilson Road,
       Williamsville, NY
11     Reconciliation of Basic and Diluted EPS           (k)
       Computations
21     List of Subsidiaries.                              52
23     Consent of Independent Auditors.                   53
27     Financial Data Schedule.                           54

<PAGE 50>

                        INDEX TO EXHIBITS
                         _______________

                      LOCATION OF EXHIBITS

(a) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 29, 1995
(b)  Designates Exhibit annexed to the Company's Form 8-K filed
     March 22, 1996 and Form 8-K/A filed May 13, 1996.
(c) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1996.
(d) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 27, 1996.
(e) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1997.
(f)  Designates Exhibit annexed to the Company's Form 8-K filed
     May 28, 1998
(g) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1998.
(h)  Designates Exhibit annexed to the Company's 1998 Definitive
     Proxy Statement filed July 8, 1998.
(i) Designates Exhibit annexed to the Company's Form 8-K filed on April 12, 1999.
(j)  Designates Exhibit annexed to the Company's Registration
     Statement, #333-77045, filed April 26, 1999.
(k)  Designates Exhibit annexed to Amendment No. 1 to the
     Company's Registration Statement, #333-77045, filed June
     25, 1999.

The following exhibits constitute management contracts or compensation plans under Category 10(iii)(A) of Regulation S-K:

10.1   Registrant's 1992 Equity Incentive Plan, as amended.
10.1a  Registrant's 1998 Equity Incentive Stock Plan

10.1b Form of incentive stock option agreement and non-qualified stock agreement issued under Registrant's Equity Incentive
       Plans to plan participants, including executive officers.
10.1c Non-Qualified Stock Option Agreement dated June 20, 1996 by and between Registrant and John J. Sciuto.
10.2 1994 Stock Option Plan for Non-Employee Directors, as amended.
10.3   Employment Agreement between Registrant and John J. Sciuto.
10.3a  Employment Agreement between Registrant and Christopher A.
       Head.
10.3b  Employment Agreement between Registrant and Laura L.
       Benedetti.
10.3c  Employment Agreement between Registrant and James D.
       Morgan.
10.3d  Loan Agreement between Comptek Federal Systems, Inc.
       (wholly-owned subsidiary of the Registrant) and John J.
       Sciuto.
10.3e  Loan Agreement , dated February 3, 1999, between Comptek
       Federal Systems, Inc. (wholly-owned subsidiary of the
       Registrant) and John J. Sciuto
10.3f Employment Agreement between PRB Associates, Inc. (wholly-owned subsidiary of the Registrant) and Lawrence M.
       Schadegg.
10.3g  Restricted Stock Agreement between Registrant and Lawrence
       M. Schadegg.
10.3h  Employment Agreement between Registrant and Charles E.
       Dowdell.

<PAGE 51>

                      LIST OF SUBSIDIARIES
                           __________

                          Place of
                      Incorporation or      Subsidiary Doing
Ownership Percentage    Organization           Business As

        100%              New York      Comptek Amherst Systems,
                                        Inc.
        100%              New York      Comptek Federal Systems,
                                        Inc.
        100%              Maryland      Comptek PRB Associates,
                                        Inc.
        100%           Virgin Islands   Comptek Research, Ltd.
                           (U.S.)
        80%                Florida      DeVoe and Matthews,
                                        L.C., a subsidiary of
                                        Comptek PRB Associates,
                                        Inc.
        100%           Ontario, Canada  Telemus Inc., a
                                        subsidiary of Comptek
                                        Amherst Systems, Inc.

<PAGE 52>



                  Independent Auditors' Consent

The Board of Directors
Comptek Research, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 33-54170, 33-82536, 333-11437 and 333-62753) on
Form S-8 of Comptek Research, Inc. of our report dated May 14, 1999 relating to the consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999, and related schedule, which reports appear in the March 31, 1999 annual report on Form 10-K of Comptek Research, Inc.



                                     KPMG LLP

Buffalo, New York
June 28, 1999
<PAGE 53>