Form 10-Q
period 1999-07-02
COMPTEK RESEARCH INC/NY
filed 1999-08-13
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________  to  ____________


                    Commission file number     1-8502
                                             ----------

                         Comptek Research, Inc.
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-----------------------------------       ----------------------
(State or other jurisdiction               (I.R.S. Employee
 of incorporation or organization)          Identification No.)



2732 Transit Road, Buffalo, New York          14224-2523
--------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


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
                                       Yes    X    No
                                            -----      -----


        Class                      Outstanding at  July 23, 1999
--------------------------         ------------------------------
Common $.02 Par Value                         5,102,554

<PAGE 1>
                     COMPTEK RESEARCH, INC.

                             INDEX






                                                           Page
PART I.     Financial Information                          Number

      Item 1.Financial Statements

      Consolidated Condensed Balance Sheets
      July 2, 1999, and March 31, 1999                        3

      Consolidated Condensed Statements of Income
      Thirteen Weeks Ended July 2, 1999,
      and June 26, 1998                                       4

      Consolidated Condensed Statements of Cash Flows
      Thirteen Weeks Ended July 2, 1999,
      and June 26, 1998                                       5

      Consolidated Statement of Changes in Shareholders'
      Equity Thirteen Weeks Ended July 2, 1999                6

      Notes to the Consolidated Condensed Financial
      Statements                                              7

      Independent Accountants' Review Report                 10

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     11


PART II.    Other Information


      Item 6. Exhibits and Reports on Form 8-K               15

<PAGE 2>


         COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                                          March
                                            July 2,        31,
                                              1999        1999
                                            --------     -------

                                          (Unaudited)

Assets



Current assets:

Cash and equivalents                          $1,648      $2,376

Receivables                                   42,410      36,099

Inventories                                    5,942       5,744

Refundable income taxes                          578         109

Other                                          1,320         909
                                            --------     -------

       Total current assets                   51,898      45,237



Equipment and leasehold improvements, net      7,135       7,034
  of accumulated depreciation and
  amortization of $9,636 at July 2, 1999
  and $9,050 at March 31, 1999



Goodwill                                      42,176      41,645

Other assets                                   4,936       4,857
                                            --------     -------

       Total assets                         $106,145     $98,773
                                            ========     =======



Liabilities and Shareholders' Equity



Current liabilities:

Current installments on long-term debt        $3,905      $4,030

Accounts payable                               7,108       7,482

Accrued salaries and benefits                  8,652       9,040

Other accrued expenses                         4,241       3,804

Customer advances                              6,659       7,646

Deferred income taxes                          1,246       1,209
                                            --------     -------

       Total current liabilities              31,811      33,211
                                            --------     -------



Deferred income taxes                            879         853

Long-term debt, excluding current             57,414      49,610
installments



Shareholders' equity:

Common stock                                     110         110

Additional paid-in capital                    16,330      16,190

Stock related awards and loans                 (223)       (296)

Retained earnings                              3,501       2,466
                                            --------     -------

                                              19,718      18,470



Less cost of treasury shares                 (3,677)     (3,371)
                                            --------     -------

       Total shareholders' equity             16,041      15,099



Total liabilities and shareholders' equity  $106,145     $98,773
                                            ========     =======

See accompanying notes to consolidated condensed financial statements.

<PAGE 3>

         COMPTEK RESEARCH, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF
                          INCOME
                        (Unaudited)

         (In thousands, except per share amounts)


                                            Thirteen
                                             Weeks
                                             Ended

                                                          June
                                            July 2,       26,
                                              1999        1998
                                            --------    -------

Net sales                                    $38,069     $20,251
                                            --------     -------

Operating costs and expenses:

       Cost of sales                          29,809      15,333

       Selling, general and administrative     4,989       2,903

       Research and development                  768         647
                                            --------     -------

Operating profit                               2,503       1,368

Interest expense, net                            930         248
                                            --------     -------

Income before income taxes                     1,573       1,120

Income taxes                                     538         437
                                            --------     -------

Net income                                    $1,035        $683
                                            ========     =======

Net income per share:

     Basic                                   $0.20       $0.14
                                            ========    =======

     Diluted                                 $0.18       $0.13
                                            ========    =======



See accompanying notes to consolidated condensed financial statements.

<PAGE 4>


           COMPTEK RESEARCH, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                          (In thousands)

                                           Thirteen Weeks Ended

                                            July 2,    June 26,
                                             1999        1998
                                           --------    --------

Operating activities:

   Net income                                 $1,035        $683

   Adjustments to reconcile net income to
   net cash
     Provided by (used in) operating
      activities:

     Depreciation and amortization             1,260         488

     Deferred income taxes                        60         384

     Non-cash charges                            141         165

     Changes in assets and liabilities
     providing (using) cash, excluding
     the effects of acquisition:

Receivables                                  (7,297)         768

Inventories                                    (198)       (121)

         Other current assets                  (877)         399

         Accounts payable and accrued          (338)     (2,556)
         expenses

         Customer advances                     (987)           -

                                             -------     -------


Net cash provided by (used in) operating    $(7,201)        $210
activities

Investing activities:


   Expenditures for equipment and             $(686)      $(246)
    leasehold improvements

   Software development costs                  (320)           -

   Payment from officer for stock                 50          50
    purchase

   Proceeds from sale of assets                   23           -

   Payments pursuant to business
    acquisitions, net of cash acquired             -    (17,946)
                                            --------    --------

Net cash used in investing activities         $(933)   $(18,142)
                                            --------   ---------

Financing activities:

   Net proceeds from revolving debt           $8,669      $4,898

   Proceeds from issuance of long-term             -      15,000
    debt

   Repayment of long-term debt                 (990)       (386)

   Repurchase of common stock                  (306)       (336)

   Proceeds from sale of common stock              -         118
    held in treasury

   Proceeds from issuance of common stock         33          33
                                            --------    --------

Net cash provided by financing activities     $7,406     $19,327
                                            --------   ---------

Net increase (decrease) in cash and           $(728)      $1,395
 equivalents

Cash and equivalents at beginning of year      2,376         550
                                            --------    --------

Cash and equivalents at end of period         $1,648      $1,945
                                            ========    ========

See accompanying notes to consolidated condensed financial statements.

<PAGE 5>

               COMPTEK RESEARCH, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   Thirteen Weeks Ended July 2, 1999
                               (Unaudited)

                             (In thousands)


                           Addi-     Stock
                          tional    Related               Trea-
                  Common  Paid-In    Awards   Retained    sury
                   Stock  Capital  and Loans  Earnings    Stock    Total
                  ------------------------------------------------------

Balance at March     $110 $16,190      $(296)    $2,466  $(3,371)  $15,099
31, 1999

Net income            ---     ---         ---     1,035       ---   1,035

Exercise of           ---      33         ---       ---       ---      33
stock options

Sale of common        ---     107         ---       ---       ---     107
stock

Repurchase of         ---     ---         ---       ---     (306)   (306)
common stock

Payment from          ---     ---          50       ---       ---      50
officer for
stock purchase

Stock issued to       ---     ---          23       ---       ---      23
officer            ------ -------   ---------  --------  --------  ------

Balance at July      $110 $16,330      $(223)    $3,501  $(3,677)  $16,041
2, 1999            ====== =======   =========  ========  ========  ======


See accompanying notes to consolidated condensed financial statements.

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

        The results of operations for the thirteen weeks ended July 2, 1999, are not necessarily indicative of the results to be expected for the full year.

     2. Net Income Per Share

        The following table reconciles the effect that potentially dilutive securities have on net income per share (amounts in thousands, except per share data):


                                         Thirteen Weeks Ended

                                        July 2,        June 26,
                                          1999           1998
                                        ---------------------------
        Basic Net Income Per
        Share:

        Net income                          $1,035            $683
                                          ========       =========

        Weighted average shares              5,094           4,992
         outstanding
                                          ========       =========

        Basic net income per                 $0.20           $0.14
         share
                                          ========       =========

        Diluted Net Income Per
        Share:

        Net income                          $1,035            $683

        After-tax equivalent of
          Interest expense on
          8.5% convertible
          subordinated
          debentures                           198               -
                                         ---------      ----------

        Income for purposes of
          Computing diluted net
          Income per share                  $1,233            $683
                                         =========       =========

        Weighted average shares
        outstanding                          5,094           4,992

        Incremental shares from
          Assumed conversions:

               Stock
                options                        164             195

               Convertible
                subordinated
                debentures                   1,579               -

        Weighted average shares
          Outstanding
          For purposes of
          Computing diluted
          Net income per share               6,837           5,187
                                         =========       =========

        Diluted net income per               $0.18           $0.13
        share                            =========       =========

     <PAGE 7>

3. On March 26, 1999, the Company completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc. (Amherst), a privately-held company. Accordingly, the acquired operations are included in the Company's operating results for the thirteen weeks ended July 2, 1999.

   For the thirteen weeks ended June 26, 1998, the following is an unaudited pro forma results of operations assuming the Amherst acquisition had occurred at April 1, 1998. These pro forma results are not necessarily indicative of the actual results of operations that may have occurred if the combination had been in effect for the thirteen weeks ended June 26, 1998.


          Net Sales                         $30,310

          Net Income                           $676

          Earnings per share - Basic          $0.14

          Earnings per share - Diluted        $0.13

4. Inventories consist of (in thousands):


                                July 2,         March 31,
                                  1999            1999
                               ---------       ----------

        Parts                      $3,333           $3,114

        Work-in-process             2,279            2,300

        Finished goods                330              330
                                ---------       ----------

           Total                   $5,942           $5,744
                                =========       ==========

5. During the thirteen weeks ended July 2, 1999, 37,446 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. There were no common shares issued from the Company's treasury shares. The total number of treasury shares as of July 2, 1999 was 467,590.

6. During the thirteen weeks ended July 2, 1999, the Company granted 111,000 options under its Equity Incentive Plans.
   Accordingly, options for 616,711 shares were available for future grants.

   As discussed in Note 5 of the Company's Consolidated Financial Statements as of and for the year ended March 31, 1999, no shares were available at March 31, 1999 for future grants under the Non-Employee Directors Stock Option Plan. On August 17, 1998, the Board of Directors amended the Non-Employee Director Stock Option Plan to increase the number of shares available for grant to 300,000 from 100,000 shares. Based on this increase, which is subject to approval by shareholders at the 1999 Annual Meeting of Shareholders, at July 2, 1999, there were 179,000 shares available for future grants under this Plan. No options were granted during the thirteen weeks ended July 2, 1999, under the Non-Employee Director Stock Option Plan.

7. On April 16, 1999, the Board of Directors adopted a shareholders rights plan. The Board of Directors at that time declared a dividend of one preferred-share-purchase-right, generally referred to as a "right," on each share of common stock. The rights dividend was issued to each shareholder of record as of April 30, 1999.

   Each right entitles shareholders to buy one-hundredth of a share of Series A Junior Participating Preferred Stock at an initial exercise price of $45. The rights will be exercisable if a person or group acquires beneficial ownership of 20% or more of the common stock. In addition, the rights will be exercisable if an "adverse person," as determined by the directors, acquires beneficial ownership of 10% or more of the Company's outstanding common stock.

   Until a triggering event, the rights attach to, and trade with, the shares of the Company's common stock. No separate rights certificate will be issued until and event triggering the exercise of the rights occurs.

   If any person becomes the beneficial owner of 20% or more of the Company's common stock - except through an offer which the Board of Directors determines to be fair - and the Board does not redeem the rights within 10 days, or a 10% holder is determined by the directors to be an "adverse person," then each right not owned by such "adverse person" will then enable its holder to purchase, at the right's then-current exercise price, common stock of the other entity having a value of twice the rights exercise price.

   Under certain circumstances, if the Companys is acquired in a merger or similar transaction with another person, or sells more than 50% of its assets, earning power or cash flow to another entity, each right that has not previously been exercised will entitle its holder to purchase, at the right's then-current exercise price, common stock of such other entity having a value of twice the right's exercise price.

   The rights will expire on April 29, 2009, unless redeemed by the Company at an earlier date. The Company will generally be entitled to redeem the rights at one cent per right at any time until 10 days following a public announcement that a 20% position has been acquired. The time limit may be extended by the directors.

<PAGE 8>

8.   Business Segment Information



                                      Thirteen Weeks Ended

                                     July 2,        June 26,
                                      1999            1998
                                   ---------------------------
        Net Sales

           Simulation and             $18,270          $4,670
            Training

           Tactical Systems            10,581           6,509

           Engineering and
            Technical
            Services                    9,218           9,072
                                     --------       ---------

             Total Net Sales          $38,069         $20,251
                                     ========       =========

        Operating Profit

           Simulation and
            Training                     $779            $286

           Tactical Systems             1,058             642

           Engineering and
             Technical
             Services                     666             440
                                     --------        --------

        Total Operating Profit         $2,503          $1,368

        Interest expense, net           (930)           (248)
                                     --------        --------

           Income before
            income taxes               $1,573          $1,120
                                     ========        ========

<PAGE 9>

             Independent Accountants' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of July 2, 1999, and the related consolidated condensed statements of income, changes in shareholders' equity, and cash flows for the thirteen week periods ended July 2, 1999 and June 26, 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May
14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /S/ KPMG LLP
                                   KPMG LLP

Buffalo, New York
July 23, 1999

<PAGE 10>


              Management's Discussion and Analysis
         Financial Condition and Results of Operations

General

Comptek designs and develops specialized systems, software and proprietary products intended for the global military electronics market. These defense-related systems provide management information and implement offensive and defensive responses in combat situations. Additionally, we are a supplier of EW simulation/stimulation, training and software validation systems related to electronic surveillance. We also develop systems and provide engineering and technical services for the maintenance and upgrade of EW and Command, Control, Communications, Computers and Intelligence systems for several U.S. Air Force and U.S. Navy platforms.

Comptek    operates    in    three    business    segments:    EW
Simulation/Stimulation  and  Training  Systems  (Simulation   and
Training),  Tactical  Systems,  and  Engineering  and   Technical
Services (Services).

In  March  1999  we  completed the acquisition  of  the  business operations, assets and related liabilities of Amherst Systems, Inc. ("Amherst"). Amherst's annualized net sales, prior to the acquisition were approximately $45 million, with the majority of such sales attributable to domestic activities under fixed price contracts. This acquired business operates under our Simulation and Training business segment and has substantially affected the Company's financial condition and operating activities, as discussed in greater detail below. The pro forma financial information pertaining to the Amherst acquisition is presented in note 3 to the consolidated condensed financial statements.

The Company's contract backlog at July 2, 1999 was $173.4 million. Since March 31, 1999, backlog decreased by 7.9% as a result of work performed under these contracts and was adjusted downward by an additional 1.4% based upon a revised compilation of Amherst's backlog at March 31, 1999.

Results of Operations

Net Sales. Net sales increased to $38.1 million in the thirteen weeks ended July 2, 1999, from $20.3 million in the thirteen weeks ended June 26, 1998, representing an increase of 88.0%.

The Simulation and Training segment's net sales were $18.3 million for the first quarter ended July 2, 1999, compared with $4.7 million for the first quarter ended June 26, 1998. This increase of 291.2% is primarily the result of the acquisition of Amherst in March 1999, which recorded approximately $14.6 million in net sales in the current quarter.

The Tactical Systems segment net sales increased to $10.6 million for the first quarter ended July 2, 1999 from $6.5 million for the first quarter ended June 26, 1998. The increase of 62.6% is the result of increased sales of products in the current year as compared with last year. Additionally, the Company purchased PRB Associates, Inc. ("PRB") last year effective May 1, 1998, and as a result only two months of PRB operations are reported for the first quarter ended June 26, 1998.

The Services segment reported net sales for the first quarter ended July 2, 1999, of $9.2 million consistent with that in the prior year of $9.1 million.

Gross Margin. Gross margin increased to $8.3 million in the thirteen weeks ended July 2, 1999 from $4.9 million in the thirteen weeks ended June 26, 1998, representing an increase of 67.9%. Gross margin as a percent of sales decreased to 21.7% for the current year's first quarter compared with 24.3% in the prior year.

<PAGE 11>

The increase in gross margin dollars, as well as the decrease in the gross margin as a percent of sales, is primarily the result of business in the Simulation and Training segment. The acquired operations of Amherst contributed an additional $3.0 million in gross margin dollars, offset by a loss of approximately $330,000 in an existing simulation and training fixed priced contract.

Selling, General and Administrative (SG&A) Expenses. SG&A increased to $5.0 million in the thirteen weeks ended July 2, 1999, from $2.9 million in the thirteen weeks ended June 26,
1998, representing an increase of 71.9%.    SG&A as a percentage
of sales, however, decreased to 13.1% for the current quarter compared with 14.3% in the prior year. An increase in the SG&A dollars is associated with the acquisition of Amherst. The decrease in the SG&A as a percentage of sales is primarily the result of timing associated with marketing and bidding activity for all business segments.

Research and Development(R&D) Expense. R&D expense increased to $768,000 in the thirteen weeks ended July 2, 1999 from $647,000 in the thirteen weeks ended June 26, 1998, representing an increase of 18.7% R&D efforts are primarily concentrated in the Simulation and Training and Tactical Systems segments to enhance and maintain current products. This increase is the result of the acquired operations of Amherst and ongoing development activity with the Company's products in the two segments mentioned above.

Interest Expense. Interest expense increased to $930,000 in the thirteen weeks ended July 2, 1999, from $248,000 in the thirteen weeks ended June 26, 1998, representing an increase of 275.0%. This increase is associated primarily with the financing costs relating to the Amherst acquisition. Additionally, the financing of the increase in working capital for the quarter resulted in the Company incurring additional interest expense. The increase in interest expense was partially offset by interest income of approximately $165,000 associated with a state tax refund approved during the first quarter.

Income Taxes. Income taxes increased to $538,000 in the thirteen weeks ended July 2, 1999 from $437,000 in the thirteen weeks ended June 26, 1998, representing an increase of 23.1%. The Company recorded an effective tax rate of 34% for the current year first quarter compared with 40% in the prior year. During the first quarter the Company received final approval on a prior year state tax refund which had been pending. The net refund recorded as part of the provision for income taxes was approximately $90,000. We expect the effective tax rate for the balance of the current fiscal year to be approximately 40%.

Net Income. Net income increased to $1.0 million, or $0.18 per diluted share, in the thirteen weeks ended July 2, 1999, from $683,000, or $0.13 per diluted share, in the thirteen weeks ended June 26, 1998, representing an increase of 51.5%. As a percentage of sales, net income decreased from 3.4% to 2.7% for the comparable quarters. Although sales increased significantly as a result of the Amherst acquisition, the corresponding increase in net income was adversely affected by the decrease in gross margin percentage and increase in net interest expense. These impacts were partially offset by approximately $250,000 in non-recurring income related to the state tax refund.

Liquidity and Capital Resources

Net cash used by operating activities for the thirteen weeks ended July 2, 1999, was $7.2 million compared with cash provided by operating activities of $210,000 for the thirteen weeks ended June 26, 1998. Working capital on July 2, 1999, was $20.1 million compared with $13.7 million in the prior year and $ 12.0
million on March 31, 1999.   The increase is primarily the result
of increases in receivables of $7.3 million from March 31, 1999, plus the reduction in customers advances of approximately $1.0 million. The Company experienced a delay in the ability to bill certain receivables during the quarter as a result of certain schedule delays on fixed-price contracts. We anticipate that these billings will take place during the second quarter with
cash receipts expected during the third quarter.   Increases in
depreciation and amortization for the period when compared with the prior year are primarily the result of the acquired

<PAGE 12>

operations of Amherst and the associated intangible asset
amortization.   The Company also purchased capital equipment
totaling $686,000 and invested $320,000 on software development.

Operating and investing activities were funded by the Company's
existing credit facility.   The Company has a current available
capacity of $27 million.

We are reviewing the Company's current requirements for working capital, capital expenditure demands, stock repurchases and repayment of long-term debt with a view towards ensuring that cash flows from operations and the available borrowing capacity are sufficient to cover these requirements through the balance of the fiscal year. We anticipate that some modifications to the current revolving credit facility, due to increases in working capital and letter of credit requirements, will be required.

Year 2000 Update

Comptek's assessment of Year 2000 issues is presented in the Report on Form 10-K for the fiscal year ended March 31, 1999.

As discussed in our Report of Form 10-K for the fiscal year ended March 31, 1999, we have completed our assessment of our internal systems for the potential impact of the "Year 2000 Problem" and have initiated appropriate remedial actions which were substantially completed in fiscal 1999. The upgrade and testing of our payroll systems was completed by July 31, 1999.

In addition to the testing of our primary information management systems, we have tested, and corrected as necessary, all of the personal computers currently in use. For the fiscal year ended March 31, 1999, we budgeted $100,000 for Year 2000 compliance upgrades and spend less than $80,000. For contingency purposes, we budgeted an additional $100,000 for capital expenditures on such items in the fiscal year beginning April 1, 1999. During the first quarter, we spent approximately $29,000 for upgrades.

While we continue to evaluate the compliance activities of our vendors and suppliers, we are satisfied with the responses received to date and do not anticipate any material adverse impact on our financial condition as it relates to vendors' and suppliers' Year 2000 compliance. We will, to the extent feasible, be testing such products for compliance, but can offer no assurances that our vendors and suppliers will in fact by Year 2000 compliant.

While we do not currently anticipate a material adverse impact on our financial condition or results of operations, we can offer no assurances that the Year 2000 Problem will not adversely impact Comptek. Accordingly, we expect on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on Comptek and our industry group.

Forward Looking Statements

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to transition and integrate Amherst; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1999.

<PAGE 13>

                  PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits:


          3.1       Amendment to Restated By-Laws

          11        Comptek Research, Inc. and Subsidiaries
                    Reconciliation of Basic and Diluted EPS
                    Computations.

          15        Letter Regarding Unaudited Interim Financial
                    Information.

          27        Financial Data Schedule.


(b)       Reports on Form 8-K:


          Form 8-K reporting date was April 16, 1999.

          Items Reported:

          Item 5. Other Events. On April 16, 1999, the Board of Directors of the Registrant declared a dividend of one Right for each outstanding share of the Company's Common Stock, par value $0.02 per share to stockholders of record at the close of business on April 30, 1999. The description and terms of the Rights are set forth in a Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Right Agent.

<PAGE 15>

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  August  11, 1999            By:   /s/ John J. Sciuto
                                   John J. Sciuto
                                   Chairman, President and
                                   Chief Executive Officer



Date:  August  11, 1999            By: /s/ Laura L. Benedetti
                                   Laura L. Benedetti
                                   Chief Financial Officer, Vice
                                   President of Finance and
                                   Treasurer

<PAGE 15>


                       INDEX TO EXHIBITS
                         - - - - - - -



    Exhibit                                                      Page
      No.                  Description of Exhibit                No.

      3.2      Amendment to Restated By-Laws                      18

       11      Comptek Research, Inc. and Subsidiaries            20
               Reconciliation of Basic and Diluted EPS
               Computations

       15      Letter Regarding Unaudited Interim Financial       21
               Information

       27      Financial Data Sheet                               22



<PAGE 16>
                          Exhibit 3.2



<PAGE 17>

                  Amendment of Restated By-laws

                        -----------------

   The Restated By-laws of Comptek Research, Inc. were amended by the Board of Directors on May 24, 1999, as follows:

               Article II, Section 4
               Record Date for Shareholders


               Each reference to "fifty days" contained in this
               Section 4 is replaced with "sixty days."


<PAGE 18>


Exhibit 11


                  COMPTEK RESEARCH, INC. AND SUBSIDIARIES
           RECONCILIATION OF BASIC AND DILUTED EPS COMPUTATIONS

          Thirteen Weeks Ended July 2, 1999 and June  26, 1998
                 (In thousands, except per share amounts)


                                        Thirteen Weeks Ended

                                        July 2,         June
                                         1999           26,
                                                        1998

          Basic EPS

             Net income (Numerator)      $1,035           $683
                                        =======        =======

             Shares (Denominator)         5,094          4,992
                                        =======        =======

             Net income per share -       $0.20          $0.14
             Basic                      =======        =======

          Diluted EPS

             Net income (Numerator)      $1,233           $683
                                        =======        =======

             Shares (Denominator)         6,837          5,187
                                        =======        =======

             Net income per share -       $0.18          $0.13
             Diluted                    =======        =======


<PAGE 19>

Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration Statement Nos. 33-54170, 33-82536, and 333-11437

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated
July 23, 1999, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



KPMG LLP



Buffalo, New York
August 13, 1999

<PAGE 20>