Form 10-Q
period 1999-10-01
COMPTEK RESEARCH INC/NY
filed 1999-11-15
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to  ________

                    Commission file number   1-8502
                                             -------


                         Comptek Research, Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
----------------------------           -------------------------
(State or other jurisdiction                (I.R.S. Employee
 of incorporation or organization)           Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
----------------------------------------      ---------------
(Address of principal executive offices)      (Zip Code)


Registrant's   telephone  number,  including  area  code (716) 677-4070
                                                 							 ---------------


                         Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check [ ] whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X    No


       Class                    Outstanding at  October 1, 1999
------------------------    --------------------------------------
Common $.02 Par Value                         5,115,653


                     COMPTEK RESEARCH, INC.

                             INDEX



                                                           Page
PART I.     Financial Information                          Number

      Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
      October 1, 1999, and March 31, 1999                     3

      Consolidated Condensed Statements of Income
      Twenty-Six Weeks Ended October 1, 1999,
      and September 25, 1998                                  4

      Consolidated Condensed Statements of Cash Flows
      Twenty-Six Weeks Ended October 1, 1999,
      and September 25, 1998                                  5

      Consolidated Statement of Changes in Shareholders'
      Equity Twenty-Six Weeks Ended October 1, 1999           6

      Notes to the Consolidated Condensed
      Financial Statements                                    7

      Independent Accountants' Review Report                 10

      Item 2.  Management's Discussion and Analysis
      of Financial Condition and Results of Operations       11


PART II.    Other Information

      Item 4.  Submission of Matters to a Vote of
      Security Holders                                       15

      Item 6.  Exhibits and Reports on Form 8-K              16




         COMPTEK RESEARCH, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands)

                                             October 1,    March 31,
                                                1999          1999
                                             ----------    ---------

                                            (Unaudited)

Assets

Current assets:

Cash and equivalents                              $2,358       $2,376

Receivables                                       39,355       36,099

Inventories                                        5,925        5,744

Other                                              1,511        1,018
                                              ----------    ---------

       Total current assets                       49,149       45,237


Equipment and leasehold improvements, net          7,198        7,034
  of accumulated depreciation and
  amortization of $10,366 at October 1,
  1999 and $9,050 at March 31, 1999

Goodwill                                          41,649       41,645

Other assets                                       5,063        4,857
                                              ----------    ---------

       Total assets                             $103,059      $98,773

Liabilities and Shareholders' Equity

Current liabilities:

Current installments on long-term debt            $3,792       $4,030

Accounts payable                                   4,799        7,482

Accrued salaries and benefits                      7,486        9,040

Other accrued expenses                             4,812        3,804

Customer advances                                  9,122        7,646

Deferred income taxes                              1,467        1,209
                                             -----------    ---------

       Total current liabilities                  31,478       33,211

Deferred income taxes                                902          853

Long-term debt, excluding current                 53,787       49,610
installments

Shareholders' equity:

Common stock                                         111          110

Additional paid-in capital                        16,448       16,190

Stock related awards and loans                     (207)        (296)

Retained earnings                                  4,328        2,466
                                             -----------    ---------

                                                  20,680       18,470

Less cost of treasury shares                     (3,788)      (3,371)
                                             -----------    ---------

       Total shareholders' equity                 16,892       15,099
                                             -----------    ---------

Total liabilities and shareholders' equity      $103,059      $98,773
                                              ==========    =========

See accompanying notes to consolidated condensed financial statements.




           COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (Unaudited)
           (In thousands, except per share amounts)


                               Thirteen Weeks Ended    Twenty-Six Weeks Ended

                               Oct. 1,    Sept. 25,    Oct. 1,    Sept. 25,
                                 1999        1998       1999         1998
                               -------    ---------    -------    ----------

Net sales                       $33,658      $23,452   $71,727       $43,703

Operating costs and expenses:

      Cost of sales              25,870       17,675    55,679        33,008

      Selling, general and        4,691        3,414     9,680         6,317
      administrative

      Research and                  747          672     1,515         1,319
      development               -------    ---------   -------     ---------

Operating profit                  2,350        1,691     4,853         3,059

Interest expense, net               945          398     1,875           646
                                -------    ---------   -------     ---------

Income before income taxes        1,405        1,293     2,978         2,413

Income taxes                        578          528     1,116           965
                                -------    ---------   -------     ---------

Net income                         $827         $765    $1,862        $1,448
                                =======    =========   =======     =========

Net income per share:

     Basic                        $0.16       $0.15       $0.36       $0.29
                                =======   =========    =======    =========

     Basic weighted average
       shares outstanding         5,116        5,027     5,106         5,009
                                =======    =========   =======     =========

     Diluted                      $0.15       $0.15       $0.32       $0.28
                                =======    =========    =======    =========

     Diluted weighted average
       shares outstanding         7,026        5,200     7,026         5,194
                                =======     =========   =======     =========

See accompanying notes to consolidated condensed financial statements.


           COMPTEK RESEARCH, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Unaudited)

                      (In thousands)

                                                Twenty-Six Weeks Ended

                                                October 1,   Sept. 25,
                                                   1999         1998
                                                ----------   ---------

Operating activities:

   Net income                                       $1,862       $1,448

   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:

     Depreciation and amortization                   2,729        1,087

     Deferred income taxes                             302          692

     Non-cash charges                                  170          204

     Other assets                                        -          130

     Changes in assets and liabilities
       providing (using) cash, excluding
       the effects of acquisition:

Receivables                                        (4,242)          865
Inventories                                          (181)        (447)

         Other current assets                        (479)          156

         Accounts payable and accrued expenses     (3,229)      (3,577)

         Customer advances                           1,476          337
                                                  ----------    ---------
Net cash provided by (used in) operating          $(1,592)         $895
  activities                                      ----------    ---------

Investing activities:

   Expenditures for equipment and
   leasehold improvements                         $(1,479)       $(437)

   Software development costs                        (717)        (263)

   Payment from officer for stock purchase              50           50

   Proceeds from sale of assets                         46            -

   Payments pursuant to business acquisitions,           -     (17,946)
   net of cash acquired                          ---------    ---------

Net cash used in investing activities             $(2,100)    $(18,596)
                                                 ---------    ---------

Financing activities:

   Net proceeds from revolving debt                 $5,678       $4,150

   Proceeds from issuance of long-term debt
                                                         -       15,000

   Repayment of long-term debt                     (1,739)      (1,022)

   Repurchase of common stock                        (417)        (398)

   Proceeds from sale of common stock held in
     treasury                                            -          364

   Proceeds from issuance of common stock
                                                       152           79
                                                 ---------    ---------

Net cash provided by financing                      $3,674      $18,173
  activities                                     ---------    ---------

Net increase (decrease) in cash and                  $(18)         $472
  equivalents

Cash and equivalents at beginning of                 2,376          550
  year                                           ---------    ---------

Cash and equivalents at end of period               $2,358       $1,022
                                                 =========    =========

See accompanying notes to consolidated condensed financial statements.



                COMPTEK RESEARCH, INC. AND SUBSIDIARIES

     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                Twenty-Six Weeks Ended October 1, 1999
                             (Unaudited)

                           (In thousands)


                                         Stock
                              Addi-     Related
                             tional     Awards
                    Common   Paid-In      and     Retained  Treasury
                     Stock   Capital     Loans    Earnings    Stock    Total
                   ----------------------------------------------------------
Balance at March
31, 1999              $ 110   $16,190  $   (296)     $2,466  $(3,371)  $15,099

Net income                -         -          -      1,862         -    1,862

Exercise of stock
options                   1       151          -          -         -      152

Stock award               -       107         39          -         -      146

Repurchase of
common stock              -         -          -          -     (417)    (417)

Payment from
officer for stock         -         -         50          -         -       50
purchase             ------  --------   --------   --------  --------  -------

Balance at October
1, 1999               $ 111   $16,448  $   (207)     $4,328  $(3,788)  $16,892


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

        The results of operations for the twenty-six weeks ended October 1, 1999, are not necessarily indicative of the results to be expected for the full year.

     2. Net Income Per Share

        The following table reconciles the effect that potentially dilutive securities have on net income per share (amounts in thousands, except per share data):


                                     Thirteen Weeks     Twenty-Six Weeks
                                         Ended                Ended
                                   ----------------     ----------------
                                              Sept.                Sept.
                                   Oct. 1,     25,      Oct. 1,     25,
                                    1999       1998      1999       1998

     Basic Net Income Per Share:

     Net income                       $827      $765     $1,862    $1,448
                                   =======    ======    =======    ======


     Weighted average shares         5,116     5,027      5,106     5,009
                                   =======    ======    =======    ======
       outstanding

     Basic net income per share      $0.16     $0.15      $0.36     $0.29
                                   =======    ======    =======    ======

     Diluted Net Income Per Share:

     Net income                       $827      $765     $1,862    $1,448

     After-tax equivalent of
       Interest expense on 8.5%
       Convertible subordinated
       debentures                      193         -        391         -
                                    ------    ------     ------    ------

     Income for purposes of
       computing diluted net        $1,020      $765     $2,253    $1,448
       income per share            =======    ======    =======    ======

     Weighted average shares         5,116     5,027      5,106     5,009
       outstanding

     Incremental shares from
       assumed conversions:

             Stock options             145       173        155       185

             Convertible
               Subordinated          1,765         -      1,765         -
               Debentures          -------    ------     ------    ------

     Weighted average shares
       Outstanding for purposes
       of computing diluted          7,026     5,200      7,026     5,194
       net income per share         ======    ======    =======    ======

     Diluted net income per          $0.15     $0.15      $0.32     $0.28
       share                       =======    ======    =======    ======

3. On March 26, 1999, the Company completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc. (Amherst), a privately-held company. Accordingly, the acquired operations are included in the Company's operating results for the twenty-six weeks ended October 1, 1999. The Company is in the process of gathering the information necessary to finalize the allocation of the purchase price and, at this time, the purchase price allocation continues to remain preliminary.

     For the twenty-six weeks ended September 25, 1998, the following unaudited pro forma results of operations assume the Amherst acquisition had occurred at April 1, 1998. These pro forma results are not necessarily indicative of the actual results of operations that may have resulted if the combination had occurred on that date.


    Net Sales                        $66,681

    Net Income                        $1,372

    Earnings per share - Basic        $ 0.27

    Earnings per share - Diluted      $ 0.25


4. Inventories consist of (in thousands):


                                Oct. 1,         Mar. 31,
                                  1999            1999
                               ---------       ----------

        Parts                      $3,487           $3,114

        Work-in-process             2,087            2,300

        Finished goods                351              330
                                ---------       ----------

           Total                   $5,925           $5,744
                                =========       ==========


5. During the twenty-six weeks ended October 1, 1999, 51,046 shares of the Company's common stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. There were no common shares issued from the Company's treasury shares. The total number of treasury shares as of October 1, 1999 was 481,190.

6. During the twenty-six weeks ended October 1, 1999, the Company granted 226,000 options at the closing market price on the date of grant under its Equity Incentive Plans. Options for 682,811 shares were available for future grants under the Equity Incentive Plans.

   During the twenty-six weeks ended October 1, 1999, the Company granted 24,000 options at the closing market price on the date of grant under its Non-Employee Directors Stock Option Plan. On August 17, 1998, the Board of Directors amended the Non-Employee Director Stock Option Plan to increase the number of shares available for grant to 300,000 from 100,000 shares. Based on this increase, which was approved by shareholders at the 1999 Annual Meeting of Shareholders, at October 1, 1999, there were 177,000 shares available for future grants under this Plan.

   A total of 405,041 shares were exercisable under these plans.

7. Business Segment Information

                              Thirteen Weeks      Twenty-Six Weeks
                                  Ended                Ended

                                         Sept.                 Sept.
                             Oct. 1,      25,      Oct. 1,      25,
                              1999       1998       1999       1998

   Net Sales

      Simulation and          $14,068    $4,556    $32,338     $9,226
        Training

      Tactical Systems         10,259     8,358     20,840     14,867

      Engineering and
        Technical               9,331    10,538     18,549     19,610
        Services             --------   -------    -------    -------

        Total Net Sales       $33,658   $23,452    $71,727    $43,703
                             ========   =======    =======    =======

   Operating Profit

      Simulation and             $607      $471     $1,386       $757
        Training

      Tactical Systems            951       372      2,009      1,014

      Engineering and
        Technical
        Services                  792       848      1,458      1,288
                              -------   -------    -------    -------

   Total Operating Profit      $2,350    $1,691     $4,853     $3,059

   Interest expense, net        (945)     (398)    (1,875)      (646)
                              -------   -------    -------    -------

      Income before            $1,405    $1,293     $2,978     $2,413
        income taxes          =======   =======    =======    =======


             Independent Accountants' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of October 1, 1999, and the related consolidated condensed statements of income for the thirteen and twenty-six week periods ended October 1, 1999 and September 25, 1998, and changes in shareholders' equity, and cash flows for the twenty-six week periods ended October 1, 1999 and September 25, 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on  our  reviews,  we  are  not  aware  of  any  material
modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Buffalo, New York
October 22, 1999



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

In  March  1999,  we completed the acquisition  of  the  business operations, assets and related liabilities of Amherst Systems, Inc. ("Amherst"). Amherst's annualized net sales, prior to the acquisition were approximately $45 million, with the majority of such sales attributable to domestic activities under fixed-price contracts. This acquired business operates under our Simulation and Training business segment and has substantially affected the Company's financial condition and operating activities, as discussed in greater detail below. The pro forma financial information pertaining to the Amherst acquisition is presented in note 3 to the consolidated condensed financial statements.

The  Company's contract backlog as of October 1, 1999 was  $178.3 million,  a slight increase from $173.4 million at July 2,  1999.
Since March 31, 1999, backlog decreased by 5.4% as a result of work performed under these contracts.

Results of Operations

Net Sales. Net sales for the thirteen weeks ended October 1, 1999, were to $33.7 million, an increase of 43.5% from the prior year's net sales of $23.5 million for the corresponding period. For the twenty-six weeks ended October 1, 1999, net sales were to $71.7 million, an increase of 64.1% from the prior year's net sales of $43.7 million.

The Simulation and Training segment's net sales increased by 208.8% and 250.5% for the thirteen weeks and twenty-six weeks ended October 1, 1999, respectively. Net sales for this segment were $14.1 million and $32.3 million for the thirteen weeks and twenty-six weeks ended October 1, 1999, respectively, compared with $4.6 million and $9.2 million from the corresponding periods in the prior year. These increases are primarily due to the acquisition of Amherst completed in March 1999. The Simulation and Training segment is currently comprised of the former Amherst and Comptek's Advanced Systems Division. Net sales attributable to the former Amherst were approximately $11.6 million and $26.2 million for the thirteen and twenty-six weeks ended October 1, 1999, respectively, offset by decreases in Advanced Systems Division's portion of the segment sales. This offsetting decrease was principally due to a drop in orders related to the Advanced Systems Division.

The Tactical Systems segment's net sales were $20.8 million for the twenty-six weeks ended October 1, 1999 compared to $14.9 million from the prior year. This increase is associated with an increase in product sales this year as compared with prior year. Additionally, Comptek purchased PRB Associates, Inc. ("PRB") last year effective May 1, 1998, and as a result only five months of PRB operations are reported for the first half of Fiscal 1999.

The Services segment reported net sales for the twenty-six weeks ended October 1, 1999 of $18.6 million, a decrease of 5.4%, from $19.6 million in the prior year. This decrease is associated with fluctuations in the timing of contract performance and delivery orders..

Gross Margin. Gross margin was $16.0 million in the twenty-six weeks ended October 1, 1999 from $10.7 million in the prior year, representing an increase of 50.1%. Gross margin as a percentage of sales decreased to 22.4% for the twenty-six weeks ended October 1, 1999, compared with 24.5% in the prior year. For the thirteen weeks ended October 1, 1999 gross margin increased to $7.8 million, or 23.1% of sales, compared with $5.8 million, or 24.6% of sales, in the prior year.

The increase in gross margin dollars, as well as the decrease in the gross margin as a percent of sales for both the thirteen weeks and twenty-six weeks ended October, is primarily the result of activities in the Simulation and Training segment. The acquired operations of Amherst contributed an additional $2.6 million and $5.7 million of gross margin, for the thirteen and twenty-six weeks ended October 1, 1999, respectively. This increase was offset, in part, by a loss of approximately $530,000 and $860,000 for the thirteen and twenty-six weeks ended October 1, 1999, in an existing simulation and training fixed-priced contract. Both the former Amherst operations and the losses recognized on an existing simulation and training fixed-priced contract negatively impacted the gross margin as a percent of sales. The acquired operations of Amherst reported gross margins, as a percentage of sales, of 22.7% and 21.7% for the thirteen and twenty-six weeks ended October 1, 1999.

Selling, General and Administrative (SG&A) Expenses. SG&A was $9.7 million in the twenty-six weeks ended October 1, 1999, up from $6.3 million in the prior year, representing an increase of 53.2%. SG&A as a percentage of sales, however, decreased to 13.5% for the twenty-six weeks ended October 1, 1999, compared with 14.5% in the prior year. For the thirteen weeks ended October 1, 1999, SG&A increased to $4.7 million, or 13.9% of sales, compared with $3.4 million, or 14.6% of sales, in the prior year. The increase in SG&A dollars in the current year is associated with the acquisition of Amherst in March 1999. As a percentage of sales, SG&A decreased primarily as a result of timing associated with marketing and bidding activity for all business segments.

Research and Development (R&D) Expense. R&D increased to $1.5 million in the twenty-six weeks ended October 1, 1999, from $1.3 million in the prior year, representing an increase of 14.9%. For the thirteen weeks ended October 1, 1999, R&D was $747,000, compared with $672,000 in the prior year, representing an increase of 11.2%. R&D efforts are primarily concentrated in the Simulation and Training and Tactical Systems segments to enhance and maintain current products. This increase is primarily the result of the acquired operations of Amherst, in addition to ongoing development activity with the Company's products in the above mentioned segments. Additionally, the Company capitalized costs related to the software development of its AMES III and MKN products for the Simulation and Training. Software capitalization during the thirteen and twenty-six weeks ended October 1, 1999, totaled $396,000 and $717,000, respectively.

Operating Profit. Operating profit for the thirteen weeks ended October 1, 1999, was $2.4 million, an increase of 39.0% from the prior year's operating profit of $1.7 million for the corresponding period. For the twenty-six weeks ended October 1, 1999, operating profit was $4.9 million, an increase of 58.6% from the prior year's operating profit of $3.1 million. As a percentage of sales operating profits decreased to 7.0% and 6.8% for the thirteen and twenty-six weeks ended October 1, 1999, respectively. In the prior year the Company reported operating profits as a percentage of sales of 7.2% and 7.0% for the thirteen and twenty-six weeks ended September 25, 1998, respectively.

In the current fiscal year, operating profit dollars were positively affected by a sales volume increase due to the Amherst acquisition, a higher level of product sales, and increased work on higher-margin contracts. Overall operating profits as a percentage of sales, however, decreased primarily in the
Simulation and Training segment as a result of a loss of approximately $530,000 and $860,000 for the thirteen and twenty-six weeks ended October 1, 1999, on an existing simulation and training fixed-priced contract, as previously discussed. Additionally, the acquisition of Amherst added sales at lower operating margins than the existing Simulation and Training business, due to its customer base. An increase in Tactical Systems segment operating profit is the result of increases in
product  sales  this  year as compared with  prior  year.   These
product sales generate higher than average operating margins. Increases in Engineering and Technical Services segment operating profit is the result of the mix of services work.

Interest  Expense.   Interest expense was  $1.9  million  in  the
twenty-six weeks ended October 1, 1999, up from $646,000 in the prior year, representing an increase of 190.2%. For the thirteen weeks ended October 1, 1999, interest expense was $945,000, compared with $398,000 in the prior year, representing an increase of 137.4%. This increase is associated primarily with the financing costs relating to the Amherst acquisition. Additionally, the financing of working capital throughout the twenty-six weeks resulted in the Company incurring additional interest expense.

Income Taxes. Income taxes were $1.1 million in the twenty-six weeks ended October 1, 1999, up from $965,000 in the prior year, representing an increase of 15.6%. For the thirteen weeks ended October 1, 1999, income taxes increased to $578,000 compared with $528,000 in the prior year. The Company recorded an effective tax rate of 37.5%, compared with 40.0% in the prior year. In the current year, the Company received a prior-year state tax refund. The net refund, recorded as a part of the provision of income taxes, was approximately $70,000. We expect the effective tax rate for the balance of the current fiscal year to be approximately 40.0%

Net Income. Net income was $1.9 million for the twenty-six weeks ended October 1, 1999, up from $1.4 million in the prior year, representing an increase of 28.6%. For the thirteen weeks ended October 1, 1999, net income was $827,000 compared with $765,000 in the prior year, representing an increase of 8.1%. As a percentage of sales, net income decreased from 3.3% to 2.6% for the comparable quarters. Although sales increased significantly as a result of the Amherst acquisition, the decrease in gross margin percentage and increase in interest expense adversely affected the corresponding increase in net income. These impacts were partially offset by approximately $250,000 in non-recurring income related to the state tax refund, which resulted in a reduced year to date effective tax rate.

Liquidity and Capital Resources

Net cash provided by operating activities for the thirteen weeks ended October 1, 1999 was $5.6 million compared with $685,000 in the prior year. For the twenty-six weeks ended October 1, 1999, operations required cash of $1.6 million compared with providing cash of $895,000 in the prior year. Year to date cash was required to fund working capital requirements, primarily the reduction of accounts payable and accrued liabilities. During the current quarter, cash from operations was aided by the collection of receivables of $3.1 million and the increase in customer advances of $2.5 million. Increases in depreciation and amortization for the period when compared with the prior year are primarily the result of the acquired operations of Amherst and the associated intangible asset amortization.

For the twenty-six weeks ended October 1, 1999, the Company purchased $1.5 million in capital equipment and invested $717,000 in software development. These activities were funded for the period by the Company's existing credit facility. During the quarter, the Company reduced the borrowings under its revolving credit facility by $3.0 million.

As a result of a review of the Company's requirements for working capital, capital expenditures demands, stock repurchases and repayments of long-term debt, the Company's credit facility was increased from $27 million to $30 million. We anticipate that the current facility and available borrowing capacity will be sufficient to cover the above requirements.

Year 2000 Update

Comptek's assessment of Year 2000 issues is presented in the Report on Form 10-K for the fiscal year ended March 31, 1999.

As discussed in our Report on Form 10-K for the fiscal year ended March 31, 1999, we have completed our assessment of our internal systems for the potential impact of the "Year 2000 Problem" and have initiated appropriate remedial actions which were substantially completed in fiscal 1999. The upgrade and testing of our payroll systems was completed by July 31, 1999.

In addition to the testing of our primary information management systems, we have tested and corrected, as necessary, all of the personal computers currently in use. For the fiscal year ended March 31, 1999, we budgeted $100,000 for Year 2000 compliance upgrades and spent less than $80,000. For contingency purposes, we budgeted additional capital expenditures on such items in the fiscal year beginning April 1, 1999. During the twenty-six weeks ended October 1, 1999, we spent approximately $125,000 for upgrades.

While we continue to evaluate the compliance activities of our vendors and suppliers, we are satisfied with the responses received to date and do not anticipate any material adverse impact on our financial condition as it relates to vendors' and suppliers' Year 2000 compliance. We will, to the extent feasible, be testing such products for compliance, but can offer no assurances that our vendors and suppliers will in fact by Year 2000 be compliant.

While we do not currently anticipate a material adverse impact on our financial condition or results of operations, we can offer no assurances that the Year 2000 Problem will not adversely impact Comptek. Accordingly, we expect on an on-going basis to continue to evaluate the Year 2000 Problem and its potential impact on Comptek and our industry group.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements about the Company's current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include the Company's dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to transition and integrate Amherst; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. Other risks and uncertainties are described in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1999.



                  PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Registrant's Annual Meeting of Shareholders was held
     August 13, 1999.

(b) At the Annual Meeting, shareholders elected the following individuals as Class I directors whose terms expire in 2001:



                         For          Withheld      Abstain or broker
                                     Authority          non-votes

    John J. Sciuto    4,669,647       358,323              None

    James D.          4,669,247       344,023              None
    Morgan

    Henry P.          4,669,569       343,701              None
    Semmelhack

    Wayne E. Meyer    4,654,947       358,323              None


 The following directors' respective terms of office continued in effect after the meeting:

                 Continuing Class II Directors
                Continuing in Office until 2000

                        Joseph A. Alutto
                        John R. Cummings
                         G. Wayne Hawk
                       Patrick J. Martin


(c) The Amendment of the Certificate of Incorporation to increase the authorized shares of common stock of the Company from 10 million shares to 20 million shares was approved by the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           4,269,230             737,042              6,998


(d) The adoption of the 1999 Employee Stock Purchase Plan was approved by the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           2,687,635             869,726              15,352



(e)   The Amendment of the 1994 Stock Option Plan for Non-
      Employee Directors the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           2,467,939            1,074,939             30,235



(f) The selection of KPMG, LLP as independent auditors was also ratified by the following vote:



              For                Against        Abstain or broker
                                                    non-votes

           4,826,795             183,100              3,375



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

  10.1   Employment Agreement between Registrant and Bradley H. Feldmann

  10.2   Employment Agreement between Registrant and Edward G. Eberl

  15     Letter Regarding Unaudited Interim Financial Information.

  27     Financial Data Schedule.


(b)      Reports on Form 8-K:

      None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  November 12, 1999           By:   /s/ John J. Sciuto
                                   John J. Sciuto
                                   Chairman, President and
                                   Chief Executive Officer



Date:  November 12, 1999           By: /s/ Laura L. Benedetti
                                   Laura L. Benedetti
                                   Chief Financial Officer, Vice
                                   President of Finance and
                                   Treasurer



                       INDEX TO EXHIBITS
                         - - - - - - -



  Exhibit                                                      Page
    No.                  Description of Exhibit                 No.

    10.1     Employment Agreement between Registrant and        19
             Bradley H. Feldmann

    10.2     Employment Agreement between Registrant and        28
             Edward G. Eberl

     15      Letter Regarding Unaudited Interim Financial       36
             Information

     27      Financial Data Sheet                               37



                          Exhibit 10.1


                      EMPLOYMENT AGREEMENT


     THIS AGREEMENT, made as of the 1st day of June, 1999, by and between Bradley H. Feldmann, residing at 9724 San Remo Court, Santee, CA 92071 (hereinafter called "Employee"), and COMPTEK RESEARCH, INC., a New York corporation having its office and principal place of business at 2732 Transit Road, Buffalo, New York 14224 (hereinafter called the "Corporation").

                     W I T N E S S E T H :

     WHEREAS, the Employee has accepted employment with the Corporation, and he shall become its Senior Vice President and Chief Operating Officer; and

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

     2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of executive management of the Corporation. Employee shall devote his full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to him by the President and CEO of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable his to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the supervision and direction of the President and CEO of the Corporation and the authority and control of the Board of Directors of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid a salary at such rate as may be fixed from time to time by the President and CEO of the Corporation, but not less than $175,000.00 per year (his "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally. At least once annually, the Corporation shall evaluate the Employee's performance and market data for similar positions in industry. Based on such evaluation an increase in the Base Salary shall be considered by the Corporation.

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

     (d) The Corporation will negotiate annually with the Employee the amount of a bonus ("Target Bonus") which shall become payable to the Employee based upon established financial performance objectives of the Corporation in the ensuing fiscal year. The amount of any such Target Bonus so agreed upon shall become effective when the same shall be set forth in writing and signed by the President and CEO of the Corporation; provided, however, the previously established Target Bonus shall continue in effect until a new Target Bonus is agreed to by the Employee and the Corporation. Of the amount of the bonus agreed upon, 65% will be paid to the Employee within thirty (30) days after the end of the fiscal year (based upon the financial performance for such year shown on the unaudited internal report). The remaining balance will be paid to the Employee within thirty (30) days of the release of the Corporation's audited financial statements by the Corporation's independent certified public accountants and shall be final and conclusive and binding on all parties.

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

     5.    Termination of Employment Due to Illness or
Disability.

     (a) In the event of the disability or illness of Employee rendering his substantially unable to render service to the Corporation of the character contemplated by this Agreement for a period in excess of six (6) months, the Corporation shall have the right to terminate this Agreement upon giving not less than thirty (30) days' advance written notice given after such six (6) month period of its intention to terminate Employee. If Employee shall have resumed his duties hereunder within such thirty-day period and shall have continuously performed his duties for at least two (2) consecutive months thereafter, such notice of termination shall be deemed of no force or effect and this Agreement shall thereupon continue in full force, as though such notice of termination had not been given. In the event a question arises hereunder as to Employee's incapacity to perform his regular duties, the Employee shall be examined by a physician selected by the Corporation and the Employee, and such physician's determination shall be final and conclusive and binding on all parties for the purposes hereof.

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

     8. Inventions. The Employee agrees that all inventions, discoveries and improvements, and all new ideas for manufacturing and marketing products of the Corporation, which the Employee has conceived or may conceive while employed by the Corporation, whether during or outside business hours, on the premises of the Corporation or elsewhere, alone or in collaboration with others, or which he has acquired or may acquire from others, and whether or not the same can be patented or registered under patent, copyright, or trademark laws, shall be and become the sole and exclusive property of the Corporation. The Employee agrees to promptly disclose and fully acquaint the President and CEO of the Corporation with any such inventions, discoveries, improvements and ideas which he has conceived, made or acquired, and shall, at the request of the Corporation, make a written disclosure of the same and execute such applications, assignments, and other written instruments as may reasonably be required to grant to the Corporation sole and exclusive right, title and interest thereto and therein and to enable the Corporation to obtain and maintain patent, copyright, and trademark protection therefor.

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

     12. Termination of Employment by the Employee. Employee may, of his own volition, terminate his employment at any time upon giving at least thirty (30) days' advance written notice to the President or the Chairman of the Board of Directors of the Corporation of the date when such termination shall become effective. In the event Employee's employment with the Corporation terminates pursuant to this paragraph 12 of the Agreement within twelve (12) months of its effective date, Employee shall repay to the Corporation any costs incurred by the Corporation in relocating Employee's residence to the Buffalo, New York, area. Employee expressly consents to having the Corporation offset such sums against any amount of money which the Corporation may owe Employee.

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

                              /s/Bradley H. Feldmann
                              Bradley H. Feldmann


                                   COMPTEK RESEARCH,  INC.


                              By   /s/John J. Sciuto
                                   John J. Sciuto
                                   Chairman, President and CEO


(Corporate Seal)






STATE OF NEW YORK   )
                    :    SS.:
COUNTY OF ERIE      )


On this 27th day of May 1999, before me personally came John J. Sciuto to me known, who, being by me duly sworn, did depose and say that he resides at Clarence, NY; that he is the Chairman, President and CEO of COMPTEK RESEARCH, INC., the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by the order of the board of directors of said corporation, and that he signed his name thereto by like order.


                                   /s/Randy C. Fahs

                              Randy C. Fahs
                              Notary Public, State of New York
                              Qualified in Niagara County
                              My Commission Expires
                              October 2, 1999





STATE OF CALIFORNIA      )
                         :    SS.:
COUNTY OF SAN DIEGO      )


On this 1st day of June 1999, before me personally came Bradley
H. Feldmann, residing at 9724 San Remo Court, Santee CA 92071, to me personally known and known to me to be the same person described in and who executed the foregoing instrument and acknowledged that he executed the same.



                                   /s/Deborah L. Walsh

                                   Deborah L. Walsh
                                   Comm. #1169582
                                   Notary Public - California
                                   San Diego County
                                   My Comm. Expires Jan. 15, 2002





\AGR\EMPAGR.BHF


                          Exhibit 10.2


                      EMPLOYMENT AGREEMENT
                               FOR
                         EDWARD G. EBERL



     THIS AGREEMENT, made as of the 26th day of March, 1999, by and between EDWARD G. EBERL, residing at 13626 Strykersville Road, South Wales NY 14139 (hereinafter "Employee"), and COMPTEK-AMHERST, INC., a New York corporation which is a wholly-owned subsidiary of Comptek Research, Inc., having its office and principal place of business at 30 Wilson Road, Williamsville, New York (hereinafter called the "Corporation").

                     W I T N E S S E T H :

     WHEREAS,  immediately  prior  to  the  execution   of   this
Agreement,  Employee  was employed as Vice President  of  Amherst
Systems, Inc., and it is the intention of the parties that he be employed by the Corporation in such position; and

     WHEREAS, Employee acknowledges that he has and will continue to  develop  specialized knowledge of, and personal relationships
with,   the  Corporation's  customers  and  their  products   and
operations; and

     WHEREAS, this Agreement is one of several similar agreements by and between the Corporation and certain key executives; and

     WHEREAS, it is the intention of the parties to have this Agreement and such similar Agreements construed in a consistent manner in accordance with the laws of the State of New York; and

     WHEREAS, the Corporation wishes to be reasonably assured that Employee will continue as an employee and desires to retain his services, realizing that if he were to enter into competition with the Corporation it would suffer financial loss; and

     WHEREAS, concurrently with the execution and delivery of this Agreement, Comptek Research, Inc. ("Buyer") is purchasing certain assets from Amherst Systems, Inc., ("Amherst"), the Corporation and Employee wish to provide for continued employment of Employee with the Corporation upon the terms and conditions set forth in this Agreement;

     NOW,  THEREFORE,  in consideration of mutual  covenants  and
obligations  contained  herein,  the  parties  hereto  agree   as
follows:

     1. Term of Employment. The Corporation hereby employs Employee and Employee agrees to work for the Corporation for a period of three (3) years beginning March 18 1999, and ending March 31, 2002, subject, however, to earlier termination as provided in paragraphs 4, 5, 11, and 12.

     2. Duties and Responsibilities. Employee agrees that during the term of this Agreement his principal area of responsibility shall be that of executive level management of the Corporation. Employee shall devote his full business time and best efforts, skills, and ability to promote the business of the Corporation and perform for the Corporation such duties as are customarily performed by a management or executive employee having responsibility in such areas, and such other duties as may be assigned to him by the Chairman of the Board of Directors of the Corporation and serve as an officer and/or a director of the Corporation if duly elected. Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that in the exercising of such power and authority and the performance of such duties, he shall at all times be subject to the supervision and direction of the Chairman of the Board, and the authority and control of the Board of Directors, of the Corporation.

     3.    Remuneration.

     (a) So long as Employee is employed by the Corporation, he will be paid a salary at such rate as may be fixed from time to time by the Board of Directors of the Corporation, but not less than One Hundred Fifty-nine Thousand Six Hundred Eighty-one and 59/100 Dollars ($159,681.59) per year (his current "Base Salary"), payable in approximately equal installments at such intervals as the Corporation pays the salaries of its executive employees generally.

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


     4.    Death Benefits.

     (a) If Employee should die while still in the employ of the Corporation, the Corporation will pay to his designated beneficiary

           (i) his Base Salary in effect at the time of death for the balance of the month in which his death occurs, plus

           (ii)in each of the first twelve months following the month in which his death occurs, an amount equal to one twelfth (1/12) of his Base Salary in effect at the time of death.

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

     6. Non-Competition. It is understood and agreed that during the term of his employment by the Corporation, and, in the event that he resigns or is discharged, for a period of one (1)
year following the effective date of termination of his employment by the Corporation, for whatever reason, or the period of time remaining on the Non-Competition Agreement between Employee and Buyer, whichever is longer in duration, Employee shall not engage directly or indirectly in any business in the continental United States which is substantially similar to the business of the Corporation, either as a proprietor, stockholder (other than as a holder of less than 5% of any class of the securities of a corporation registered under the Securities Exchange Act of 1934, as amended), partner, officer, employee or otherwise, unless the Corporation has first consented in writing thereto. In addition to the foregoing covenants, it is also understood and agreed that during the greater of (i) one (1) year following Employee's termination of employment with the Corporation, for whatever reason, or (ii) the length of time remaining pursuant to any noncompetition agreement by and between the Corporation (or any affiliate of the Corporation) and Employee in effect, or to be put into effect, as of the date of this Agreement, Employee shall not solicit any of the Corporation's customers with which he dealt while he was employed by the Corporation, either on behalf of himself or any other person or entity engaged in any business substantially similar to the business of the Corporation, unless the Corporation has first consented in writing thereto.

     7. Trade Secrets. In the course of performing his duties, Employee will be engaged in the development, manufacture and sale of a variety of computer hardware and software products based upon experimental and inventive work, and Employee will receive, and acknowledges that he has received, confidential information of the Corporation including, without limitation, information not available to competitors relating to the Corporation's existing and contemplated products, manufacturing procedures, methods, machines, computations, technology, formulae, trade secrets, know-how, research and development programs, discoveries, improvements and ideas (regardless of whether or not patentable), customer information, all of which is hereinafter referred to as "Trade Secrets." Employee agrees that he will not, either during his employment or subsequent to the termination of his employment by the Corporation, directly or indirectly disclose, publish or otherwise divulge any Trade Secrets to anyone outside the Corporation or use such information in any manner which would adversely affect the business or business prospects of the Corporation, without prior written authorization from the Corporation to do so. Without limiting the generality of the foregoing, Employee agrees that while employed by the Corporation he will not, except with the prior written consent of a duly authorized superior officer of the Corporation, disclose or otherwise divulge to any unauthorized person, any Trade Secrets and that if, at the time of the termination of his employment by the Corporation he is in possession of any documents or other written materials constituting, containing or reflecting Trade Secrets, he will return and surrender all such documents and written materials to the Corporation upon leaving its employ. The restrictions and protection provided for in this paragraph shall be in addition to any protection afforded to Trade Secrets by law or equity.

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

     14.     Assignments,   etc.   Neither   Employee   nor   any
beneficiary designated to receive payments under this Agreement shall have any power to transfer, assign, anticipate, mortgage or otherwise encumber in advance any of the benefits payable hereunder, nor shall such benefits be subject to seizure for the payment of any debts or judgments or any of them or be transferable by operation in law in the event of bankruptcy, insolvency or otherwise. The Corporation may assign this Agreement, at its sole discretion, to its parent, subsidiary or any affiliated entity.

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

     IN WITNESS WHEREOF, Employee has hereunto set his hand and seal, and the Corporation has caused these presents to be executed by its Chairman of the Board and its corporate seal to be affixed hereto, the day and year first above written.




                                   /s/Edward G. Eberl
                                   Edward. G. Eberl


                                   COMPTEK-AMHERST, INC.


                              By:  /s/John J. Sciuto
                                   John J. Sciuto
                                   Chairman







(Corporate Seal)

STATE OF NEW YORK   )
                    :    SS.:
COUNTY OF ERIE      )


On  this 25th day of March, 1999, before me personally came  John
J. Sciuto to me known, who, being by me duly sworn, did depose and say that he resides at E. Amherst, NY; that he is Chairman of the Board of COMPTEK-AMHERST, INC., the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by the order of the board of directors of said corporation, and that he signed his name thereto by like order.




                                   /s/Randy C. Fahs
                                   Notary Public

                              Randy C. Fahs
                              Notary Public, State of New York
                              Qualified in Niagara County
                              My Commission Expires
                              October 2, 1999




     STATE OF NEW YORK   )
                         :    SS.:
     COUNTY OF ERIE      )


     On this 12th day of March, 1999, before me personally came Edward G. Eberl, to me personally known and known to me to be the same person described in and who executed the foregoing instrument and acknowledged that he executed the same.



                                  /s/Judith A. Pawlicki
                                        Notary Public

                                   Judith A. Pawlicki
                                   Notary Public, State  of
                                   New York
                                   Qualified in Erie County
                                   My Comm. Expires 2/28/2002



Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration Statement Nos. 33-54170, 33-82536, and 333-11437

With   respect   to  the  subject  registration  statements,   we
acknowledge our awareness of the use therein of our report  dated
October 22, 1999, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



/s/KPMG LLP
KPMG LLP



Buffalo, New York
November 12, 1999