Form 10-Q
period 1999-12-31
COMPTEK RESEARCH INC/NY
filed 2000-02-14
CIK 720031

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC FORM 10-Q

(Mark One)
:			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

9			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from			to

Commission file number		1-8502

Comptek Research, Inc.
(Exact name of registrant as specified in its charter)

New York			16-0959023
(State or other jurisdiction on incorporation or organization			(I.R.S. Employer Identification No.)

2732 Transit Road, Buffalo, New York			14224
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code			(716) 677-4070

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicated by U whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Class			Outstanding at December 31, 1999
Common $.02 Par Value			6,096,389

COMPTEK RESEARCH, INC.
INDEX

		Page
		Number

PART I.	Financial Information

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets December 31, 1999, and March 31, 1999	3

	Consolidated Condensed Statements of Income Thirty-Nine Weeks Ended December 31, 1999, and December 25, 1998	4

	Consolidated Condensed Statements of Cash Flows Thirty-Nine Weeks Ended December 31, 1999, and December 25, 1998	5

	Consolidated Statement of Changes in Shareholders' Equity Thirty-Nine Weeks Ended December 31, 1999	6

	Notes to the Consolidated Condensed Financial Statements	7

	Independent Accountants' Review Report	10

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

PART II	Other Information

	Item 6. Exhibits and Reports on Form 8-K Exhibits and Reports on Form 8-K	16

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	1999	1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,053	$ 2,376
Receivables	39,157	36,099
Inventories	5,100	5,744
Other	1,274	1,018
Total current assets	47,584	45,237

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $10,890 at December 31, 1999, and $9,050 at March 31, 1999	7,155	7,034

Goodwill	41,461	41,645
Other assets	4,589	4,857

Total assets	$ 100,789	$ 98,773

Liabilities and Shareholders' Equity
Current liabilities:
Current installments on long-term debt	$ 2,684	$ 4,030
Accounts payable	5,766	7,482
Accrued salaries and benefits	7,848	9,040
Other accrued expenses	4,157	3,804
Customer advances	8,256	7,646
Deferred income taxes	952	1,209
Total current liabilities	29,663	33,211

Deferred income taxes	946	853
Long-term debt, excluding current installments	42,901	49,610

Shareholders' equity:
Common stock	131	110
Additional paid-in capital	25,082	16,190
Stock related awards and loans	(176)	(296)
Retained earnings	5,912	2,466
	30,949	18,470

Less cost of treasury shares	(3,670)	(3,371)
Total shareholders' equity	7,279	15,099

Total liabilities and shareholders' equity	$ 100,789	$ 98,773

See accompanying notes to consolidated condensed financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	1999	1998	1999	1998

Net sales	$ 35,776	$ 24,288	$ 107,503	$ 67,991

Operating costs and expenses:
Cost of sales	26,651	18,561	82,330	51,569
Selling, general and administrative	4,902	3,195	14,582	9,512
Research and development	706	581	2,221	1,900
Operating profit	3,517	1,951	8,370	5,010

Interest expense, net	877	453	2,752	1,099

Income before income taxes	2,640	1,498	5,618	3,911

Income taxes	1,056	599	2,172	1,564

Net income	$ 1,584	$ 899	$ 3,446	$ 2,347

Net income per share:
Basic	$ 0.30	$ 0.18	$ 0.66	$ 0.47
Basic weighted average shares outstanding	5,353	5,063	5,188	5,027
Diluted	$ 0.23	$ 0.17	$ 0.55	$ 0.45
Diluted weighted average shares outstanding	7,156	5,223	7,062	5,203
See accompanying notes to consolidated condensed financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	December 31,	December 25,
	1999	1998

Operating Activities:
Net income	$ 3,446	$ 2,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,920	1,702
Deferred income taxes	(164)	1,155
Non-cash charges and credits, net	182	224
Other assets	108	35
Changes in assets and liabilities providing (using) cash, excluding effects of acquisition:		-
Receivables	(4,490)	(846)
Inventories	644	(617)
Other current assets	(72)	(204)
Accounts payable and accrued expenses	(2,560)	(1,879)
Customer advances	610	(220)
Net cash provided by operating activities	1,624	1,697

Investing Activities:
Expenditures for equipment and leasehold improvements	(1,835)	(747)
Capitalized software development costs	(1,210)	(442)
Payment from officer for stock purchase	50	50
Proceeds from sale of assets	60	428
Acquisition of business, net of cash acquired	-	(17,946)
Net cash used by investing activities	(2,935)	(18,657)

Financing Activities:
Net proceeds from revolving debt	4,158	3,950
Proceeds from issuance of long-term debt	-	15,000
Repayment of long-term debt	(3,213)	(1,662)
Repurchase of common stock	(466)	(398)
Proceeds from sale of common stock held in treasury	161	602
Proceeds from issuance of common stock	348	79
Net cash provided by financing activities	988	17,571

Net increase (decrease) in cash and equivalents	(323)	611
Cash and cash equivalents at beginning of year	2,376	550
Cash and cash equivalents at end of year	$ 2,053	$ 1,161

See accompanying notes to consolidated condensed financial statements.

COMPTEK RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY

Thirty-Nine Weeks Ended December 31, 1999
(Unaudited)
(In thousands)

		Additional	Stock Related
	Common	Paid-In	Awards and	Retained	Treasury
	Stock	Capital	Loans	Earnings	Stock	Total
Balance at March 31, 1999	$ 110	$ 16,190	$ (296)	$ 2,466	$ (3,371)	$ 15,099

Net income	-	-	-	3,446	-	3,446

Exercise of stock options	2	346	-	-	-	348

Stock award	-	107	70	-	-	177

Sale of common stock	-	(6)	-	-	167	161

Repurchase of common stock	-	-	-	-	(466)	(466)

Conversion of Debentures, net of related issuance costs	19	8,445	-	-	-	8,464

Payment from officer for stock purchase	-	-	50	-	-	50

Balance at December 31, 1999	$ 131	$ 25,082	$ (176)	$ 5,912	$ (3,670)	$27,279

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

The results of operations for the thirty-nine weeks ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

  Net Income Per Share

The following table reconciles the effect that potentially dilutive securities have on net income per share (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	1999	1998	1999	1998
Basic net income per share:
Net income	$1,584	$899	$3,446	$2,347
Weighted average shares outstanding	5,353	5,063	5,188	5,027
Basic net income per share	$0.30	$0.18	$0.66	$0.47

Diluted net income per share:
Net income	$1,584	$899	$3,446	$2,347
After tax equivalent of interest expense on 8.5% convertible subordinated debentures	75	-	466	-
Income for purposes of computing diluted net income per share	$1,659	$899	$3,912	$2,347

Weighted average shares outstanding	5,353	5,063	5,188	5,027

Incremental shares from assumed conversions:
Stock options	308	160	199	176
Convertible subordinated debentures	1,495	-	1,675	-
Weighted average shares outstanding for purposes of computing diluted net income per share	7,156	5,223	7,062	5,203
Diluted net income per share
	$ 0.23	$ 0.17	$ 0.55	$ 0.45
  On March 26, 1999, the Company completed the acquisition of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc. ("Amherst"), a privately-held company. Accordingly, the acquired operations are included in the Company=s operating results for the thirty-nine weeks ended December 31, 1999. The Company has gathered the majority of the necessary information to finalize the allocation of the purchase price. However, certain items, such as finalization of purchase price adjustments between the Company and Amherst, are still pending.

For the thirty-nine weeks ended December 25, 1998, the following unaudited pro forma results of operations assume the Amherst acquisition had occurred at April 1, 1998. These pro forma results are not necessarily indicative of the actual results of operations that may have resulted if the combination had occurred on that date.

Net Sales
$105,409
Net Income
$ 2,251
Earnings per share B Basic
$ 0.45
Earnings per share – Diluted
$ 0.41

  Inventories consist of (in thousands):
Dec. 31, 1999	Mar. 31, 1999
Parts
$2,788	$3,114
Work-in-process
1,961	2,300
Finished goods
351	330
    Total
$5,100	$5,744
  During the thirty-nine weeks ended December 31, 1999, 55,446 shares of the Company=s common stock were purchased and placed into treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company=s Board of Directors. Also during the thirty-nine weeks, 23,697 common shares were issued from the Company’s treasury shares. The total number of treasury shares as of December 31, 1999 was 461,893.
  During the thirty-nine weeks ended December 31, 1999, the Company granted 289,800 options, at the closing market price on the date of grant, under its Equity Incentive Plans. The range of exercise prices for the granted options was $8.125 to $10.25. A total of 710,050 options are outstanding under the Equity Incentive Plans as of December 31, 1999.

During the thirty-nine weeks ended December 31, 1999, the Company granted 96,000 options, at the closing market price on the day of grant, under its Non-Employee Directors Stock Option Plan. On August 13, 1999, the shareholders approved amendments to this plan to: increase the number of shares subject to the plan from 100,000 to 300,000; reduce the automatic grant to a new non-employee director from 10,000 to 1,000; allow for discretionary grants by the Board of Directors in addition to automatic grants; and change the vesting schedule. A total of 199,000 options are outstanding under the Non-Employee Directors Stock Option Plan as of December 31, 1999.

A total of 494,806 shares were exercisable under all of these plans at December 31, 1999.

  In connection with the financing of the acquisition of Amherst in March 1999, the Company sold $15.0 million of 8.5% convertible subordinated debentures (the "Debentures"). During the thirteen weeks ended December 31, 1999, $9.0 million of the Debentures converted into common stock at the stated conversion price of $9.50. This conversion increased outstanding common shares by 947,368 shares. The remaining subordinated debenture holders, representing $6.0 million, will continue to receive interest at the stated rate of 8.5%.
  Business Segment Information
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 31, 1999	Dec. 25, 1998	Dec.31, 1999	Dec. 25, 1998
Net Sales
Simulation and Training	$15,886	$5,209	$48,224	$14,435
Tactical Systems	10,077	9,646	30,917	24,513
Engineering and Technical Services	9,813	9,433	28,362	29,043
Total Net Sales	$35,776	$24,288	$107,503	$67,991
Operating Profit
Simulation and Training	$2,031	$553	$3,417	$1,310
	12.8%	10.6%	7.1%	9.1%
Tactical Systems	614	748	2,623	1,762
	6.1%	7.8%	8.5%	7.2%
Engineering and Technical Services	872 8.9%	650 6.9%	2,330 8.2%	1,938 6.7%
Total Operating Profit	$3,517	$1,951	$8,370	$5,010
Interest expense, net	(877)	(453)	(2,752)	(1,099)
Income before income taxes	$2,640	$1,498	$5,618	$3,911

Independent Accountants= Review Report

The Board of Directors and Shareholders
Comptek Research, Inc.:

We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of December 31, 1999, and the related consolidated condensed statements of income for the thirteen and thirty-nine week periods ended December 31, 1999 and December 25, 1998, and changes in shareholders= equity, and cash flows for the thirty-nine week periods ended December 31, 1999 and December 25, 1998. These consolidated condensed financial statements are the responsibility of the Company=s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income, shareholders= equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ KPMG LLP
KPMG LLP

Buffalo, New York
January 22, 2000

Management’s Discussion and Analysis
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

Comptek operates in three business segments: EW Simulation/Stimulation and Training Systems ("Simulation and Training"), Tactical Systems, and Engineering and Technical Services ("Services").

In March 1999, we completed the acquisition of the business operations, assets and related liabilities of Amherst Systems, Inc. ("Amherst"). Amherst’s annualized net sales, prior to the acquisition, were approximately $45 million, with the majority of such sales attributable to domestic activities under fixed-price contracts. This acquired business operates under our Simulation and Training business segment and has substantially affected Comptek’s financial condition and operating activities, as discussed in greater detail below. The pro forma financial information pertaining to the Amherst acquisition is presented in note 3 to the consolidated condensed financial statements. Additionally, we have gathered the majority of the necessary information to finalize the allocation of the purchase price. However, certain items such as the finalization of the purchase price adjustment between Comptek and Amherst are still pending.

Our contract backlog as of December 31, 1999 was $165.9 million, a decrease from $178.3 million at October 1, 1999. Since March 31, 1999, backlog decreased by 12.0% as a result of work performed under these contracts.

Results of Operations

Net Sales. Net sales for the thirteen weeks ended December 31, 1999, were $35.8 million, an increase of 47.3% from the prior year’s net sales of $24.3 million for the corresponding period. For the thirty-nine weeks ended December 31, 1999, net sales were to $107.5 million, an increase of 58.1% from the prior year’s net sales of $68.0 million.

The Simulation and Training segment’s net sales increased by 205.0% and 234.1% for the thirteen and thirty-nine weeks ended December 31, 1999, respectively. Net sales for this segment were $15.9 million and $48.2 million for the thirteen and thirty-nine weeks ended December 31, 1999, respectively, compared with $5.2 million and $14.4 million for the corresponding periods in fiscal year 1999. These increases are primarily due to the acquisition of Amherst completed in March 1999. The Simulation and Training segment is currently comprised of the former Amherst and Comptek's Advanced Systems Division ("ASD"). Net sales attributable to the former Amherst were approximately $11.9 million and $38.1 million for the thirteen and thirty-nine weeks ended December 31, 1999, respectively, offset by decreases in ASD's portion of the segment sales. This offsetting decrease was principally due to a drop in orders related to ASD during the first six months of the fiscal year. Net sales for the thirteen weeks ended December 31, 1999 for ASD increased compared to the prior quarter, by 69.1%. This increase is the result of concentrated efforts by management to increase the volume and profitability of this business.

The Tactical Systems segment’s net sales were $10.1million and $30.9 million for the thirteen and thirty-nine weeks ended December 31, 1999, respectively, compared to $9.6 and $24.5 million from the prior year. These increases are associated with improved product sales. Additionally, we purchased PRB Associates, Inc. ("PRB") effective May 1, 1998, and as a result only eight months of PRB operations are included in the first nine month results for Fiscal 1999.

The Services segment reported net sales for the thirteen and thirty-nine weeks ended December 31, 1999 of $9.8 million and $28.4 million, compared to $9.4 and $29.0 million from the prior year. The year-to-date decrease is associated with fluctuations in the timing of contract performance and the associated receipt of delivery orders under those contracts.

Gross Margin. Gross margin was $25.2 million in the thirty-nine weeks ended December 31, 1999 and $16.4 million in the prior year, representing an increase of 53.3%. Gross margin as a percentage of sales decreased to 23.4% for the thirty-nine weeks ended December 31, 1999, compared with 24.1% in the prior year. For the thirteen weeks ended December 31, 1999, gross margin increased to $9.1 million, or 25.5% of sales, compared with $5.7 million, or 23.6% of sales, in the prior year. The fluctuations in gross margin, for the thirteen and thirty-nine weeks ended December 31, 1999, is primarily the result of activities in the Simulation and Training segment coupled with a fluctuation in the sales mix in both the Tactical Systems and Services segment.

Selling, General and Administrative (SG&A) Expense. SG&A was $14.6 million in the thirty-nine weeks ended December 31, 1999, up from $9.5 million in the prior year, representing an increase of 53.2%. SG&A as a percentage of sales, however, decreased to 13.6% for the thirty-nine weeks ended December 31, 1999, compared with 14.0% in the prior year. For the thirteen weeks ended December 31, 1999, SG&A increased to $4.9 million, or 13.7% of sales, compared with $3.2 million, or 13.2% of sales, in the prior year. The increase in SG&A dollars in the current year is associated with the acquisition of Amherst in March 1999. For the thirteen and thirty-nine weeks ended December 31, 1999, as a percentage of sales, SG&A fluctuated primarily as a result of timing associated with marketing and bidding activity for all business segments.

Research and Development (R&D) Expense. R&D increased to $2.2 million in the thirty-nine weeks ended December 31, 1999, from $1.9 million in the prior year, representing an increase of 16.9%. For the thirteen weeks ended December 31, 1999, R&D was $706,000, compared with $581,000 in the prior year, representing an increase of 21.5%. R&D efforts are primarily concentrated in the Simulation and Training and Tactical Systems segments to enhance and maintain current products. This increase is primarily the result of the acquired operations of Amherst, in addition to ongoing development activity for our traditional products in the segments. Additionally, we capitalized costs related to the software development for AMES III and MKN products for the Simulation and Training segment. Software capitalization during the thirteen and thirty-nine weeks ended December 31, 1999, totaled $493,000 and $1.2 million, respectively.

Operating Profit. Operating profit for the thirteen weeks ended December 31, 1999, was $3.5 million, an increase of 80.3% from the corresponding 1998 amount of $2.0 million. For the thirty-nine weeks ended December 31, 1999, operating profit was $8.4 million, an increase of 67.1% from the prior year’s operating profit of $5.0 million. As a percentage of sales, operating profit was 9.8% and 7.8% for the thirteen and thirty-nine weeks ended December 31, 1999, respectively. In the prior year, we reported operating profits as a percentage of sales of 8.0% and 7.4% for the thirteen and thirty-nine weeks ended December 25, 1999, respectively.

The Simulation and Training segment’s operating profits increased by 267.3% and 160.8% for the thirteen and thirty-nine weeks ended December 31, 1999, respectively, compared with the corresponding period in 1998. Operating profit for this segment was $2.0 million and $3.4 million for the thirteen and thirty-nine weeks ended December 31, 1999, respectively, compared with $553,000 and $1.3 million from the corresponding periods in the prior year. These increases were the result of several events that occurred during the thirty-nine weeks ended December 31, 1999. The acquisition of Amherst added operating profit in the current year of approximately $1.4 million and $3.3 million for the thirteen and thirty-nine weeks ended December 31, 1999, respectively. Contributing to these current year results for Amherst was incremental margin of approximately $320,000 in the third quarter on a fixed price contract as certain development and test milestones were completed at lower than anticipated costs. Additionally, at the close of the quarter ended October 1, 1999, certain manpower and expenditure reductions were implemented which positively impacted the operating results for the thirteen weeks ended December 31, 1999. These events were offset, in part, by a loss of approximately $860,000 in an existing simulation and training fixed-priced contract, which were reported in the first twenty-six weeks ended October 1, 1999.

The Tactical Systems segment’s operating profits decreased by 21.8% and increased by 48.9% for the thirteen weeks and thirty-nine weeks ended December 31, 1999, respectively. Operating profits for this segment were $614,000 and $2.6 million for the thirteen weeks and thirty-nine weeks ended December 31, 1999, respectively, compared with $748,000 and $1.8 million from the corresponding periods in the prior year. These fluctuations are primarily due to the timing and mix of net sales. For the thirty-nine weeks ended December 31, 1999, this segment reported a greater number of net sales associated with products, which provide higher than average margins.

The Services segment’s operating profits increased by 25.5% and 20.2% for the thirteen weeks and thirty-nine weeks ended December 31, 1999, respectively. Operating profits for this segment were $872,000 and $2.3 million for the thirteen weeks and thirty-nine weeks ended December 31, 1999, respectively, compared with $650,000 and $1.9 million from the corresponding periods in the prior year. These increases are primarily the result of increased work on higher-margin contracts.

Interest Expense. Interest expense was $2.8 million in the thirty-nine weeks ended December 31, 1999, up from $1.1 million in the prior year, representing an increase of 150.4%. For the thirteen weeks ended December 31, 1999, interest expense was $877,000, compared with $453,000 in the prior year, representing an increase of 93.6%. This increase is associated with the financing costs relating to the Amherst acquisition. Additionally, the financing of working capital throughout the thirty-nine weeks resulted in our incurring additional interest expense. In December 1999, $9.0 million of our subordinated debentures were converted into common stock at a conversion price of $9.50. The remaining subordinated debenture holders, representing $6.0 million, will continue to receive interest at the stated rate of 8.5%.

Income Taxes. Income taxes were $2.2 million in the thirty-nine weeks ended December 31, 1999, up from $1.6 million in the corresponding period last year, representing an increase of 38.9%. For the thirteen weeks ended December 31, 1999, income taxes increased to $1.1 million compared with $599,000 in the corresponding period last year. For the thirteen weeks ended December 31, 1999, we recorded an effective tax rate of 40%, equal to the corresponding period last year. For the thirty-nine weeks ended December 31, 1999, we recorded an effective tax rate of 38.7% compared to 40% in the corresponding period last year. During the thirty-nine weeks ended December 31, 1999, we received a tax refund of approximately $250,000. We expect the effective tax rate for the balance of the current fiscal year to be approximately 40.0%

Net Income. Net income was $3.4 million for the thirty-nine weeks ended December 31, 1999, up from $2.3 million in the corresponding year, representing an increase of 46.8%. For the thirteen weeks ended December 31, 1999, net income was $1.6 million compared with $899,000 in the corresponding period last year, representing an increase of 76.2%. As a percentage of net sales, net income decreased to 3.2% from 3.5% for the thirty-nine weeks ended December 31, 1999 and December 25, 1998, respectively. Although net sales increased significantly as a result of the Amherst acquisition, the decrease in gross margin percentage and increase in interest expense adversely affected the corresponding increase in net income. These impacts were partially offset by approximately $250,000 in non-recurring income related to the tax refund, which resulted in a reduced year-to-date effective tax rate.

Liquidity and Capital Resources

Net cash provided by operating activities for the thirteen and thirty-nine weeks ended December 31, 1999 was $3.2 million and $1.6 million, respectively. In the prior year, net cash provided by operating activities was $0.8 million and $1.7 million for the corresponding periods. Year-to-date cash was required to fund working capital requirements, primarily the increase in receivables and the reduction of accounts payable and accrued liabilities. Increases in depreciation and amortization for the period when compared with the prior year are primarily the result of the acquired operations of Amherst and the associated intangible asset amortization.

For the thirty-nine weeks ended December 31, 1999, we purchased $1.8 million in capital equipment and invested $1.2 million in software development. These activities were funded for the period by our existing credit facility. During the quarter, the Company reduced the borrowings under its revolving credit facility by $1.5 million.

The conversion of $9 million of 8.5% convertible subordinated debentures, during the third quarter, resulted in a reduction in our long-term debt and associated semi-annual interest payments. The holders of the remaining $6.0 million of 8.5% convertible subordinated debentures will receive the next semi-annual interest payment on April 1, 2000.

As a result of a review of our requirements for working capital, capital expenditures demands, stock repurchases and repayments of long-term debt, we elected to increase our credit facility from $27.0 million to $30.0 million. We anticipate that the current facility and available borrowing capacity will be sufficient to cover the above requirements.

Year 2000 Update

Comptek’s assessment of Year 2000 issues is presented in the Report on Form 10-K for the fiscal year ended March 31, 1999.

As discussed in our Report on Form 10-K for the fiscal year ended March 31, 1999, we have completed our assessment of our internal systems for the potential impact of the "Year 2000 Problem" and have initiated appropriate remedial actions which were substantially completed in fiscal 1999. The upgrade and testing of our payroll systems was completed by July 31, 1999.

In addition to the testing of our primary information management systems, we have tested and corrected, as necessary, all of the personal computers currently in use. For the fiscal year ended March 31, 1999, we budgeted $100,000 for Year 2000 compliance upgrades and spent less than $80,000. For contingency purposes, we budgeted additional capital expenditures on such items in the fiscal year beginning April 1, 1999. During the thirty-nine weeks ended December 31, 1999, we spent approximately $175,000 for upgrades, including those required by recently acquired subsidiaries.

To date, the Company has not experienced any payment delays or other adverse consequences attributable to a computer system’s failure to correctly recognize the year 2000.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements about our current expectations based on current business conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include our dependence on continued funding of U.S. Department of Defense programs. Some additional risks and uncertainties, among others, that also need to be considered are the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability to transition and integrate Amherst; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting our financial condition. Other risks and uncertainties are described in our Form 10-K Annual Report for the fiscal year ended March 31, 1999.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits:

  10.1     Form of Indemnification Agreement between Registrant and its Directors and Officers

              10.2     Form of Change of Control Agreement between Registrant and its Officers

              10.3     Change of Control Severance Plan between Registrant and Certain Employees

              10.4     Demand Note dated July 16, 1999 for $1,000,000 between Registrant and Manufacturer’s and Traders Trust Company.

              10.5     Demand Note dated September 2, 1999 for $3,000,000 between Registrant and Manufacturer’s and Traders Trust Company.

              15       Letter Regarding Unaudited Interim Financial Information

               27      Financial Data Sheet

     (b)     Reports on Form 8-K:

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPTEK RESEARCH, INC.

Date: February 11, 2000                                                  By: /s/ John J. Sciuto
                                                                                         John J. Sciuto
                                                                                         Chairman, President and Chief Executive Officer

Date: February 11, 2000                                                   By: /s/ Laura L. Benedetti
                                                                                          Laura L. Benedetti
                                                                                          Chief Financial Officer, Vice President of Finance and Treasurer

INDEX TO EXHIBITS

- - - - - - -

Exhibit No.	Description of Exhibit	Page No.
10.1*	Form of Indemnification Agreement between Registrant and its Directors and Officers	18
10.2*	Form of Change of Control Agreement between Registrant and Certain of its Officers	27
10.3	Change of Control Severance Plan between Registrant and Certain Employees	39
10.4	Demand Note dated July 16, 1999 for $1,000,000 between Registrant and Manufacturer’s and Traders Trust Company	48
10.5	Demand Note dated September 2, 1999 for $3,000,000 between Registrant and Manufacturer’s and Traders Trust Company	51
15	Letter Regarding Unaudited Interim Financial Information	54
27	Financial Data Sheet	55
*Each of the designated exhibits constitute management contracts or compensation plans under Category 10 (iii)(A) of Regulation.

Exhibit 10.1

Form of Indemnification Agreement
between Registrant and its Directors and Officers

For valuable consideration including your service as a director/officer of Comptek Research, Inc. ("Corporation") and in order to induce you to continue to serve as a director/officer of the Corporation and in consideration of your so serving, the Corporation hereby agrees to indemnify you as set forth below:

1. Indemnification

            (a) The Corporation shall indemnify you to the fullest extent permitted by applicable law against any and all expenses (including, without limitation, investigation expenses and expert witnesses' and attorneys' fees and expenses), judgments, fines and amounts paid in settlement actually incurred by you (net of any related insurance proceeds received by you or paid on your behalf) in connection with any present or future threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative or investigative ("Proceeding"), whether or not such Proceeding is by or in the right of the Corporation, based upon arising from, relating to, or by reason of the fact that you were, are, shall be or shall have been a director or officer of the Corporation, or are or were serving, shall serve or shall have served at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit or other enterprise; provided that no indemnification may be made to you or on your behalf (i) except to the extent that the aggregate of losses to be indemnified exceeds the amount of such losses for which you are actually paid pursuant to any directors and officers liability insurance purchased and maintained by the Corporation for your benefit; or (ii) if a judgment or other final adjudication adverse to you establishes that your acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that you personally gained in fact a financial profit or other advantage to which you were not legally entitled, and further, provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any Proceeding unless the Corporation has given its prior consent to such settlement or disposition, such consent not to be unreasonably withheld.

            (b) To the extent you have been successful, on the merits or otherwise, in the defense of a Proceeding or in the defense of any claim, issue or matter involved therein, you shall be entitled as a matter of right to indemnification as authorized in Section 1(a) upon receipt of your statement requesting such indemnification without further determination of entitlement to indemnification by the Corporation. Any other indemnification under Section 1(a), unless awarded by a court, shall be made by the Corporation only if authorized in a specific case,

     (i) by the Board of Directors acting by a quorum of directors who are not parties to such action or proceeding upon a finding that you have met the standard of conduct set forth in Section 1(a); or

     (ii) if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs, (x) by the Board of Directors upon the opinion in writing of independent legal counsel reasonably acceptable to you and the Corporation, that indemnification is proper in the circumstances because the applicable standard of conduct set forth in Section 1(a) has been met by you, or (y) by the shareholders upon a finding that you have met the applicable standard of conduct set forth in Section 1(a).

            (c) The termination of any such Proceeding by judgment, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not in itself create a presumption that your acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action or that you personally gained in fact a financial profit or other advantage to which you were not legally entitled. In making a determination of entitlement pursuant to Section 1(b) or Section 3, the person or entity making such determination shall presume that you are entitled to indemnification.

2. Method of Payment.

            (a) You shall, upon making a written request to the Corporation, be entitled to receive promptly from the Corporation, and the Corporation shall pay to you, by check payable in next-day funds, the amount you are entitled to receive from the Corporation pursuant to Section 1 ("Indemnified Amounts"). In making any such written request you shall submit to the Corporation a schedule setting forth in reasonable detail the amount expended (or incurred and expected to be expended) for each Indemnified Amount accompanied by a copy of the relevant bill or other documentation.

            (b) Amounts reasonably expected to be incurred or expended by you within six months next succeeding a request by you as described below for expenses, including attorneys' fees, in defending any Proceeding in advance of the final disposition thereof ("Advanced Amount") shall be paid by the Corporation upon your written request, which shall include a schedule setting forth in reasonable detail the amount expended, or reasonably expected to be expended within the next six months, by you, accompanied by any relevant documentation. You may make as many requests for an Advanced Amount under this Section 2(b) as you may deem reasonably necessary to cover Indemnified Amounts.

            (c) You hereby agree to repay all Advanced Amounts to the Corporation within 10 days following the final resolution of any Proceeding to which such Advanced Amounts relate if and to the extent it is determined that you are not entitled to indemnification with respect thereto pursuant to Section 1.

            (d) In the event that you are entitled to indemnification pursuant to Section 1, you shall have the right to seek payment for that portion of Indemnified Amounts which is in excess of Advanced Amounts received by you (the "Unadvanced Indemnified Amounts") by following the procedures set forth in Section 2(a); provided that the schedule of Indemnified Amounts shall in addition set forth each and every Advanced Amount received as of the date of such listing in order to calculate the net Unadvanced Indemnified Amounts. If you are entitled to indemnification pursuant to Section 1 and the total of the Advanced Amounts theretofore received by you exceeds the total amount of Indemnified Amounts, you shall pay the amount of the difference to the Corporation within 30 days after a determination of the amount of such excess.

3. Enforcement of Rights Under This Agreement.

            The rights to indemnification or advances pursuant to this Agreement shall be enforceable by you at your election (i) in any court of competent jurisdiction, or (ii) by arbitration by a single arbitrator in accordance with the rules of the American Arbitration Association and your costs and expenses incurred in connection with your efforts to establish your right to indemnification or advances in any such judicial or arbitration proceeding shall be paid by the Corporation, if you are successful. If you elect to proceed by arbitration, the arbitrator shall render his decision and notify the parties of such decision within 30 days following the initiation of arbitration. The Corporation agrees to be subject to the jurisdiction of and be bound by the determination of any court or arbitration in which such proceeding shall have been commenced, continued or appealed. Further, the Corporation shall not oppose your claim by reason of any prior determination made pursuant to this Agreement and shall limit its defense to the merits of the claim. Further, any adjudication or arbitration shall be conducted de novo, without prejudice in any manner whatsoever by reason of any prior determination by the Corporation. In any such judicial or arbitration proceeding, the Corporation shall have the burden of proving by the preponderance of the evidence that you are not entitled to indemnification or advances hereunder. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or shareholders) to have made a determination that you are entitled to indemnification or advances in the circumstances nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or shareholders) that you are not so entitled shall be a defense to an action or create a presumption that you are not so entitled.

4. Rights to Indemnification and Advances Not Exclusive, etc.

            (a) The rights to indemnification and advances hereunder shall not be deemed exclusive of, or in limitation of, any other rights to which you may be entitled under any law, agreement, provision of the certificate of incorporation or by-laws of the Corporation, vote of the shareholders or disinterested directors or otherwise, both as to action in your official capacity and as to action in another capacity while holding such office, and shall continue after you have ceased to be a director or officer of the Corporation.

            (b) If you shall receive payment from any insurance carrier or from the plaintiff in any Proceeding in respect of Indemnified Amounts after payments on account of all or any part of such Indemnified Amounts have been made by the Corporation, you shall reimburse the Corporation the amount, if any, by which the sum of such payments by such insurance carrier and such plaintiff and payments by the Corporation to you exceed the Indemnified Amounts; provided that any such insurance proceeds required to be reimbursed to the insurance carrier shall not be payments to you for purposes of this Section 4(b). Upon payment of Indemnified Amounts hereunder, the Corporation shall, to the extent not prohibited under such insurance policies, be subrogated to your rights, against any insurance carrier in respect of such Indemnified Amounts.

5. Protection Pending Determination of Entitlement.

             During the interval between the Corporation's receipt of your request for indemnification and the later to occur of (a) payment in full to you of the Indemnified Amounts, or (b) a final determination (if required) pursuant to Section 1(b) that you are not entitled to indemnification, the Corporation shall protect you against loss which, for purposes of this Agreement, shall mean the taking of the necessary steps (whether or not such steps require expenditures to be made by the Corporation at that time) to stay, pending a final determination of your entitlement to indemnification (and, if you are so entitled, the payment thereof), the execution, enforcement or collection of any judgments, penalties, fines or any other amounts for which you may be liable in order to avoid your being or becoming in default with respect to any such amounts (such necessary steps to include, but not be limited to, the procurement of a surety bond to achieve such stay), within three days after receipt of your written request therefor, together with a written undertaking by you to repay, no later than 20 days following receipt of a statement therefor from the Corporation, amounts (if any) expended by the Corporation for such purpose, if it is ultimately determined (if such determination is required) pursuant to Section 1(b) that you are not entitled to be indemnified against such judgments, penalties, fines or other amounts, provided that in no event shall the Corporation pay the amount of any such judgment, penalty, fine or other amount except pursuant to Section 1(b).

6. Successors; Binding Agreement, Retroactive Effect.

            (a) The Corporation shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Corporation (including any transfer of 50% or more of the Corporation's assets in one or a series of related transactions) (a "Transaction"), by agreement in form and substance reasonably satisfactory to you, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform if no such succession had taken place. In addition to any other provision of this Agreement, the Corporation hereby covenants and agrees that it will not consummate any Transaction unless the ultimate parent of the other party to such transaction, whether or not in the event of a business combination the Corporation is the surviving entity, shall have executed an agreement stating that such party shall use its best efforts to maintain directors and officers liability insurance insuring you in effect at the time, or comparable insurance coverage or the closest practicable equivalent thereto, for so long as you are is subject to a possible claim, action or proceeding arising from such transaction.

            (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amounts would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee, or other designee, or if there be no such designee, to your estate.

            (c) This Agreement is intended to be retroactive and the full benefits hereof shall be available in respect of any alleged or actual occurrences, acts or failures to act prior to the date of this Agreement.

7. Notices.

            For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by the United States registered mail, return receipt requested, postage prepaid, as follows:

If to you:

(Name and Address)

If to the Corporation:

John J. Sciuto

President and CEO

Comptek Research, Inc.

2732 Transit Road

Buffalo, NY 14224

With a copy to:

Christopher A. Head

Executive Vice President and

General Counsel

Comptek Research, Inc.

2732 Transit Road

Buffalo, NY 14224

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

8. Matters Relating to Service with Employee Benefit Plans.

            For the purposes of this Agreement, the Corporation shall be deemed to have requested you to serve on an employee benefit plan where your performance of your duties to the Corporation also imposes duties on, or otherwise involve services by, you to the plan or participants or beneficiaries of the plan; excise taxes assessed on you with respect to an employee benefit plan pursuant to applicable law shall be considered fines; and action taken or omitted by you with respect to an employee benefit plan and the performance of your duties for a purpose reasonably believed by you to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the Corporation.

9. Limitation of Actions and Release of Claims.

            No legal action shall be brought and no cause of action shall be asserted by or on behalf of the Corporation or any affiliate (as such term is used in Rule 12b-2 of the Securities Exchange Act of 1934) of the Corporation against you, your spouse, heirs, executors or administrators after the expiration of two years from the date you cease (for any reason) to serve in any of the capacities covered by this Agreement, or within one year after the Corporation becomes entitled to reimbursement hereunder, whichever is later, and any claim or cause of action of the Corporation or its affiliate shall be extinguished and deemed released unless asserted by filing of a legal action within such time period.

10. Severability.

            If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable under any particular circumstances or for any reason whatsoever (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, all other portions of any Section, paragraph or clause of this Agreement that contains any provision that has been found to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable), or the validity, legality or enforceability under any other circumstances shall not in any way be affected or impaired thereby and (b) to the fullest extent possible consistent with applicable law, the provisions of this Agreement (including, without limitation, all other portions of any Section, paragraph or clause of this Agreement that contains any such provision that has been found to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be deemed revised, and shall be construed so as to give effect to the intent manifested by this Agreement (including the provision held invalid, illegal or unenforceable).

11. Miscellaneous

            This Agreement may not be modified or amended, waived or discharged unless agreed to in writing signed by you and the Corporation. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the principles of conflicts of laws thereof.

            This Letter Agreement is entered into and is effective as of                          , 199_.

                                                                     By:

                                                         Title:

Accepted and agreed:

Ahr/cr
W61394
302619.03

Schedule Identifying
Terms of Specific
Indemnification Agreement

_____________________

  Agreement with Joseph A. Alutto, director, dated May 21, 1996.
  Agreement with Laura L. Benedetti, Vice President, Chief Financial Officer and Treasurer, dated August 14, 1996.
  Agreement with John R. Cummings, director, dated May 21, 1996.
  Agreement with Bradley H. Feldmann, Senior Vice President and Chief Operating Officer, dated January 5, 2000.
  Agreement with G. Wayne Hawk, director, dated May 21, 1996.
  Agreement with Christopher A. Head, Executive Vice President, General Counsel and Secretary, dated May 21, 1996.
  Agreement with Patrick J. Martin, director, dated May 21, 1996.
  Agreement with Wayne E. Meyer, director, dated January 5, 2000.
  Agreement with James D. Morgan, director, dated May 21, 1996.
  Agreement with John J. Sciuto, Chairman, President and Chief Executive Officer, dated January 5, 2000.
  Agreement with Henry P. Semmelhack, director, dated May 21, 1996.

Exhibit 10.2

Form of change of Control Agreement
between Registrant and its Officers

CHANGE OF CONTROL AGREEMENT

THIS AGREEMENT (hereinafter referred to as the "Agreement") made as of ___________, 1999 between Comptek Research, Inc. (hereinafter referred to as the "Employer"), and ______________ (hereinafter referred to as the "Employee").

W I T N E S S E T H:

WHEREAS, the Employee has had a valued association with the Employer and on the date hereof is ________________ of the Employer; and

WHEREAS, the Employee's expertise and service to the Employer have been of an extraordinary character and of particular importance to the Employer; and

WHEREAS, the Employer wishes to retain the Employee's services and allow him to devote his undivided attention to the affairs of the Employer by providing a benefit to the Employee in the event of a "change of control" of the Employer;

NOW, THEREFORE, for the reasons set forth above, and in consideration of the mutual covenants and promises of the parties hereto, the Employer and the Employee agree as follows:

SECTION ONE

SEVERANCE BENEFITS

  If the Employee's employment is terminated by the Employer without Cause or the Employee terminates his employment for Good Reason upon or within two years following the occurrence of a Change of Control (such two-year period following the occurrence of the Change of Control being hereinafter referred to as the "Benefit Trigger Period"), the following benefits shall be provided to the Employee:
  The Employer shall pay to the Employee an amount equal to 1.99 times the sum of (A) the Employee's annual base salary at the rate in effect immediately before the Change of Control or, if higher, the rate in effect immediately before such termination of employment and (B) the bonus that the Employee would have received for the year in which such termination occurs, calculated by assuming that the performance target for such bonus was achieved, or, if higher, the bonus paid or payable to the Employee for the last year ending before the Change of Control. Such amount (less applicable federal, state and local withholding taxes) shall be paid to the Employee in a lump sum within 30 days after the effective date of such termination of employment.
  The Employee shall be entitled to continue to participate in each of the Employer's employee benefit plans, policies or arrangements which provide insurance or medical benefits on the same basis as was provided to the Employee prior to such termination of employment for a period of two years after the date of such termination of employment.
  All stock options and other rights granted to the Employee under any Employer stock option or equity compensation plans shall be vested, and shall become exercisable in full, as of the date of such termination of employment.
  If, within the Benefit Trigger Period, the Employee's employment is terminated by the Employer for Cause, by the Employee without Good Reason, or because of the Employee's death or total disability, or such employment is terminated for any reason following the expiration of the Benefit Trigger Period, no benefits shall be provided to the Employee pursuant to this Agreement.
  For purposes of this Agreement, the following terms shall have the meanings set forth below, unless the context clearly indicates otherwise:
  "Change of Control" shall mean (A) the acquisition by any person or group, other than the Employer or any of its affiliates, of 30% or more of the voting stock of the Employer; (B) the removal within any two-year period from the Board of Directors of the Employer of a sufficient number of Directors such that the individuals who constituted the Board of Directors at the beginning of the period shall cease to constitute a majority of the Board unless the election of each subsequent member was approved in advance by two-thirds of the members of the Board in office at the beginning of such two-year period; or (C) the approval by the shareholders of the Employer of (1) a merger or consolidation the result of which is that the shareholders of the Employer do not own or control at least 50% or more of the value of the outstanding equity or combined voting power of the then outstanding voting securities of the Employer entitled to vote generally in the election of Directors or (2) a sale or other disposition (in one transaction or a series of related transactions) of all or substantially all of the Employer's assets.
  The Employee's employment shall be deemed to have been terminated for "Cause" if his employment is terminated because of (A) his refusal to perform, or willful neglect of, his duties to the Employer; (B) if there is an employment agreement in effect between the Employer and the Employee, a material breach of such agreement by the Employee; or (C) the Employee's conviction of a felony involving the property of the Employer or its affiliates.
  "Good Reason" shall mean (A) the occurrence of any of the following with respect to the Employee or his status, position, responsibilities or compensation existing immediately prior to a Change of Control, unless the Employee has consented thereto in writing or unless the occurrence results from the Employee's total disability or death: (i) any limitation of the Employee’s responsibilities or duties, any demotion in the Employee’s position, or any removal of the Employee from, or failure to re-elect the Employee to, any of the positions with the Employer held by the Employee, (ii) any reduction in the Employee’s annual base salary, or any detrimental change in the Employee’s bonus entitlement or in the formula or method of calculation of such bonus, (iii) if there is in effect an employment agreement between the Employer and the Employee, a material breach of such agreement by the Employer, (iv) any change in the Employee’s travel obligations, or (v) any change in the Employee’s principal work location or the location of the Employee’s primary work group by more than 15 miles from the Employee’s or work group’s current location; or (B) a purchaser of all or substantially all of the Employer's assets, or any successor or assignee of the Employer in connection with a Change of Control, fails to assume the obligations of the Employer under this Agreement.

SECTION TWO

PAYMENT LIMITATION

            Notwithstanding any other provision of this Agreement to the contrary, if it shall be determined that any payment or benefit provided by the Employer or any of its affiliates to or for the benefit of the Employee (whether paid or payable or provided or providable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section Two) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, being hereinafter collectively referred to as the "Excise Tax"), then the Employer shall pay to or on behalf of the Employee an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes imposed upon the Gross-Up Payment (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. All determinations required to be made under this Section Two, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by an independent public accounting firm with a national reputation that is selected by the Employer and acceptable to the Employee (the "Accounting Firm"). The amount of any Gross-Up Payment shall be paid in a lump sum within 15 days following such determination by the Accounting Firm. In the event that the Accounting Firm’s determination is not finally accepted by the Internal Revenue Service upon any audit, then an appropriate adjustment shall be computed (with an additional Gross-Up Payment, if applicable) by the Accounting Firm based upon the final amount of the Excise Tax so determined. Such adjustment shall be paid by the appropriate party in a lump sum within 15 days following the computation of such adjustment by the Accounting Firm. All fees and expenses of the Accounting Firm shall be borne solely by the Employer.

SECTION THREE

MODIFICATION OF AGREEMENT

            No waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by both parties.

SECTION FOUR

SEVERABILITY

            All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, order or regulation, contrary to which the parties hereto have no legal right to contract, the latter shall prevail, but in such event any provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

SECTION FIVE

STRICT ADHERENCE

            The failure of a party to insist upon strict adherence to any term of this Agreement shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

SECTION SIX

ASSIGNMENT

            The Employee may not assign his rights or obligations under this Agreement. This Agreement shall inure to the benefit of and be binding upon the Employee, his heirs, executors and administrators, and the Employer, its successors and assigns.

SECTION SEVEN

OTHER RIGHTS

            This Agreement shall not affect or impair the rights or obligations of the Employer or the Employee under any employment agreement between the Employer and the Employee, or, except to the extent of the additional benefits provided under subsection (a) of Section One of this Agreement (which shall be in addition to, and not in lieu of, any other benefits to which the Employee may be entitled), under any written plan, contract or arrangement, or pension, profit sharing or other compensation plan.

SECTION EIGHT

NOTICES

            All notices, requests, consents and other communications which either party is required or may desire to serve upon the other shall be in writing (including facsimile or similar writing) and shall be deemed to have been given at the time when personally delivered or, if mailed, when deposited in the United States mail, enclosed in a registered or certified postpaid envelope, addressed to the other party at the address stated below or to such changed address as such party may have fixed by notice, or, if given by facsimile, when such facsimile is transmitted and the appropriate answer back is received:

            To the Employer: Comptek Research Inc.            2732 Transit Road

                                                                            Buffalo, New York 14224

                                                                                         Attention: ______________

                                                                                         Fax:

             To the Employee:                                                 [Add Name and Address]

provided that any notice of change of address shall be effective only when received.

SECTION NINE

ERISA; NON-PROPERTY INTEREST

            To the extent that this Agreement is considered to be a plan for purposes of the Employee Retirement Income security Act of 1974, as amended ("ERISA"), it shall be considered an unfunded plan maintained primarily for the purpose of providing benefits for a select group of management or highly compensated employees, within the meaning of U.S. Department of Labor Regulations Section 2520.104-23 or Section 2520.104-24, as applicable. The Employee shall have solely the status of a general unsecured creditor of the Employer and this Agreement constitutes a mere promise by the Employer to make benefit payments in the future. Nothing herein contained shall be construed to give to or vest in the Employee or any other person now or at any time in the future, any right, title, interest or claim in or to any specific asset, fund, reserve, account, insurance or annuity policy or contract or other property of any kind whatsoever owned by the Employer or in which the Employer may have any right, title or interest now or at any time in the future. It is the intention of the Employer and the Employee that this Agreement be unfunded for tax purposes and for purposes of Title I of ERISA.

SECTION TEN

CHOICE OF LAW; LEGAL EXPENSES

            It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of New York, except to the extent that such laws are preempted by federal law. All legal fees and costs incurred by the Employee in connection with (i) any dispute or controversy regarding the validity of this Agreement, or (ii) any action or dispute brought by the Employee to enforce his rights under this Agreement, shall be reimbursed by the Employer as bills for such services are presented by the Employee to the Employer.

SECTION ELEVEN

COUNTERPARTS; FACSIMILE SIGNATURES, EXECUTION AND DELIVERY

            This Agreement may be executed in counterparts, each of which shall be deemed an original, but both of which together shall constitute one and the same document, and may be effective upon transmission of a signed facsimile by one party to the other.

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                                                                         COMPTEK RESEARCH, INC.

                                                                                         By:_____________________________

                                                                                         Title:

                                                                                          ___________________________________

                                                                                          [Name of Employee]

Schedule Identifying
Terms of Specific
Change of Control Agreement

__________________

  Agreement with John J. Sciuto, Chairman, President and Chief Executive Officer, dated December 31, 1999.
  Agreement with Bradley H. Feldmann, Senior Vice President and Chief Operating Officer, dated December 31, 1999.
  Agreement with Laura L. Benedetti, Vice President, Chief Financial Officer and Treasurer, dated December 31, 1999.
  Agreement with Christopher A. Head, Executive Vice President, General Counsel and Secretary, dated December 31, 1999.

Exhibit 10.3

Change of Control Severance Plan
Between Registrant and Certain Employees

Comptek Research, Inc.
Employee Change of Control Severance Plan

ARTICLE

PURPOSE AND DEFINITIONS

1.1.     Purpose. The purpose of this Comptek Research, Inc. Employee Change of Control Severance Plan ("Plan") is to protect a select group of employees against an involuntary loss of employment under certain circumstances following a change of control of Comptek Research, Inc.

1.2.     Definitions. The following words and phrases as used herein shall have the following meanings, unless a different meaning is required by the context:

"Board of Directors" or "Board" shall mean the Board of Directors of the Company as constituted at any time.

"Cause" shall mean, with respect to a Participant, (a) the Participant's refusal to perform, or willful neglect of, his or her duties to the Company; (b) if there is an employment agreement in effect between the Company and the Participant, a material breach of such agreement by the Participant; or (c) the Participant's conviction of a felony involving the property of the Company or its affiliates.

"Change of Control" shall mean (a) the acquisition by any person or group, other than the Company or any of its affiliates, of 30% or more of the voting stock of the Company; (b) the removal within any two-year period from the Board of Directors of a sufficient number of Directors such that the individuals who constituted the Board of Directors at the beginning of the period shall cease to constitute a majority of the Board unless the election of each subsequent member was approved in advance by two-thirds of the members of the Board in office at the beginning of such two-year period; or (c) the approval by the shareholders of the Company of (i) a merger or consolidation the result of which is that the shareholders of the Company do not own or control at least 50% or more of the value of the outstanding equity or combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of Directors or (ii) a sale or other disposition (in one transaction or a series of related transactions) of all or substantially all of the Company's assets.

"Committee" shall mean the Compensation Committee of the Board.

"Company" shall mean Comptek Research, Inc., and any successors thereto by merger, consolidation, liquidation or other reorganization.

"Good Reason" shall mean (a) the occurrence of any of the following with respect to a Participant or his or her compensation existing immediately prior to a Change of Control, unless the Participant has consented thereto in writing or unless the occurrence results from the Participant's total disability or death: (i) any reduction in the Participant’s annual base salary, or any detrimental change in the Participant’s bonus entitlement or in the formula or method of calculation of such bonus, (ii) any increase in the Participant’s travel obligations, or (iii) any change in the Participant’s principal work location or the location of the Participant’s primary work group by more than 15 miles from such Participant’s or work group’s current location; or (b) a purchaser of all or substantially all of the Company's assets, or any successor or assignee of the Company in connection with a Change of Control, fails to assume the obligations of the Company under this Plan.

"Involuntary Termination" shall mean a termination by the Company of a Participant’s employment for any reason other than Cause or the Participant's termination of his or her employment with the Company for Good Reason; provided, however, that a termination resulting from the Participant's total disability or death shall not constitute an Involuntary Termination for purposes of the Plan.

"Participant" shall mean any employee who is entitled to participate in the Plan in accordance with Section 2.1.

"Severance Amount" shall mean the amount determined pursuant to Section 3.1.

"Monthly Base Pay" shall mean, with respect to a Participant, l/12th of the Participant’s annual base salary or pay at the rate in effect on the date of a Change of Control or, if higher, the rate in effect immediately before the Participant's Involuntary Termination; or, with respect to a Participant who is a part-time employee of the Company, 1/12th of the salary paid to such Participant for the 12-month period preceding the date of such Change of Control or, if higher, for the 12-month period preceding the Participant's Involuntary Termination.

ARTICLE 2

PARTICIPATION

2.1        Participation. Each corporate level employee of the Company (other than an employee who has entered into an individual Change of Control Agreement with the Company) shall be a Participant in the Plan.

ARTICLE 3

BENEFITS

3.1        Amount of Severance Benefit. The Severance Amount to which a Participant shall be entitled under the Plan, if the event under Section 3.2 occurs, shall be equal to one month’s Monthly Base Pay for each full year of continuous service with the Company, up to a maximum of 12 months' Monthly Base Pay; provided, however, that any partial year of service during which a Participant has completed more than three months of service shall be treated as a full year of service for purposes of this Section 3.1. For purposes of determining a Participant's Severance Amount under this Section 3.1, the Committee may, in its discretion, credit any individual Participant with additional full years of service. Providing such credit to one Participant shall not obligate the Committee to credit any other Participant with additional years of service.

3.2       Entitlement; Payment in Lump Sum. In the event a Participant’s employment with the Company terminates upon or within two years after a Change in Control due to an Involuntary Termination, the Severance Amount shall be paid in a lump sum by the Company, within 15 days following the Participant’s Involuntary Termination.

3.3       Withholding. Payments under the Plan are subject to such federal, state and local income tax withholding and all other federal, state and local taxes as are applicable. The Company shall withhold from any payments it makes all applicable federal, state and local withholding taxes.

ARTICLE 4

CLAIMS

4.1       Claims Procedure. If any Participant has a claim for benefits which are not being paid, such claimant may file with the Committee a written claim setting forth the amount and nature of the claim, supporting facts, and the claimant’s address. The Committee shall notify each claimant of its decision in writing by registered or certified mail within 30 days after its receipt of a claim, unless otherwise agreed by the claimant. If a claim is denied, the written notice of denial shall set forth the reasons for such denial, refer to pertinent Plan provisions on which the denial is based, describe any additional material or information necessary for the claimant to realize the claim, and explain the claim review procedure under the Plan.

4.2      Claims Review Procedure. A claimant whose claim has been denied or such claimant’s duly authorized representative may file, within 60 days after notice of such denial is received by the claimant, a written request for review of such claim by the Committee. If a request is so filed, the Committee shall review the claim and notify the claimant in writing of its final decision within 30 days after receipt of such request. In special circumstances, the Committee may extend for up to 30 additional days the deadline for its final decision. The notice of the final decision of the Committee shall include the reasons for its decision and specific references to the Plan provisions on which the decision is based. The decision of the Committee may be appealed only pursuant to Section 6.9.

4.3       ERISA Rights. A Participant may obtain copies of all Plan information upon written request to the plan administrator. The plan administrator and others who operate the Plan must do so prudently and in the interest of the Participants. No employer or other person may fire or otherwise discriminate against a Participant in any way to prevent him from obtaining a severance benefit or exercising his rights under ERISA. If such discrimination occurs, the Participant may seek assistance from the U.S. Department of Labor.

A Participant is entitled to receive a written explanation of the reasons for the denial of his claim, and to have the Committee review and reconsider such claim.

Under ERISA, there are steps a Participant can take to enforce the above rights. For instance, if materials are requested from the Plan and are not received within 30 days, the Participant may file suit in a federal court. In such event, the court may require the plan administrator to provide the materials and pay the Participant up to $100 a day until such materials are received, unless due to reasons beyond the control of the plan administrator. The court will decide who should pay court costs and legal fees. The court may order either the Participant or the person sued by the Participant to pay legal costs and fees. If a Participant has any questions about the Plan, the Participant may contact the plan administrator. If a Participant has any questions about this statement or about his rights under ERISA, please contact the nearest Area Office of the U.S. Labor Management Services Administration, Department of Labor.

4.4       Agent for Service of Legal Process. Service of legal process upon the Plan shall be made upon any member of the Committee. If service by mail is permitted, the address to be used for the Committee is care of the Company, at the address set forth in Section 5.1.

ARTICLE 5

ADMINISTRATION

5.1       Plan Sponsor and Plan Administrator. The Company is the Plan Sponsor. The Company shall be the Plan Administrator and shall administer the Plan through the Committee. The address of the Company and the Plan Administrator is: 2732 Transit Road, Buffalo, New York 14224. The Company’s Employer Identification Number is 16-0959023.

5.2       Powers. The Committee shall have the power to do all things necessary or convenient to effect the intent and purposes of the Plan, whether or not such powers are specifically set forth herein, and, by way of amplification and not limitation of the foregoing, the Committee shall have authority, in its reasonable judgment, to:

  provide rules for the management, operation and administration of the Plan, and, from time to time, amend or supplement such rules;
  construe the Plan in good faith to the fullest extent permitted by law;
  correct any defect, supply any omission, or reconcile any inconsistency in the Plan in such manner and to such extent as it shall deem appropriate in its reasonable discretion to carry the same into effect; and
  make reasonable determinations as to a Participant’s eligibility for benefits under the Plan, including determinations as to Cause and Good Reason.

5.3       Binding Authority. The decisions of the Committee shall be final and conclusive for all purposes of the Plan, subject to any appeal or review pursuant to Sections 4.2 and 6.9.

5.4       Exculpation. No member of the Board or Committee shall be directly or indirectly responsible or otherwise liable by reason of any action or default in connection with the Plan, or by reason of the exercise of or failure to exercise any power or discretion in connection with the Plan, except for any action, default, exercise or failure to exercise in connection with the Plan resulting from such member’s bad faith, gross negligence or willful misconduct. No member of the Board or Committee shall be liable in any way for the acts or defaults of any other member of the Board, or any of its advisors, agents or representatives.

5.5       Indemnification. The Company shall indemnify and hold harmless each member of the Board and Committee against any and all expenses and liabilities in connection with the Plan arising out of his membership on the Board or Committee, except for expenses and liabilities arising out of a member’s bad faith, gross negligence or willful misconduct.

5.6       Compensation and Expenses. Members of the Board or Committee who are employees of the Company shall not receive any compensation for their services rendered as such members. The Company shall pay for all expenses of the Board and Committee reasonably incurred in connection with the Plan, including but not limited to legal expenses.

5.7       Information. The Company shall furnish to the Committee in writing all information the Committee may deem appropriate for the exercise of its powers and duties in the administration of the Plan. Such information shall be conclusive for all purposes of the Plan, and the Committee shall be entitled to rely thereon without any investigation thereof.

ARTICLE 6

GENERAL PROVISIONS

6.1       Non-Property Interest. All benefits payable under the Plan shall be paid out of the general assets of the Company. Any Participant who may have or claim any interest in or right to any compensation, payment or benefit payable hereunder, shall have solely the status of a general unsecured creditor of the Company and the Plan constitutes a mere promise by the Company to make benefit payments in the future. Nothing herein contained shall be construed to give to or vest in the Participant or any other person now or at any time in the future, any right, title, interest or claim in or to any specific asset, fund, reserve, account, insurance or annuity policy or contract or other property of any kind whatsoever owned by the Company, or in which the Company may have any right, title or interest now or at any time in the future. It is the intention of the Company and Participants that the Plan be unfunded for tax purposes and for purposes of Title I of ERISA.

6.2       Other Rights. The Plan shall not affect or impair the rights or obligations of the Company or a Participant under any other written plan, contract or arrangement, or pension, profit sharing or other compensation plan.

6.3       Amendment or Termination. The Plan may be amended, modified, suspended, or terminated by the Company at any time and from time to time by action of the Board; provided, however, that any such amendment, modification, suspension or termination which would adversely affect the rights of any person who is then a Participant shall be subject to the prior written consent of such Participant.

6.4       Severability. If any term or condition of the Plan shall be invalid or unenforceable to any extent or in any application, then the remainder of the Plan, with the exception of such invalid or unenforceable provision, shall not be affected thereby and shall continue in effect and application to its fullest extent.

6.5       No Employment Rights. Neither the establishment of the Plan, any provisions of the Plan, nor any action of the Board or the Committee shall be held or construed to confer upon any employee the right to a continuation of employment by the Company. Subject to any applicable employment agreement, the Company reserves the right to dismiss any employee, or otherwise deal with any employee to the same extent as though the Plan had not been adopted.

6.6       Incapacity. If the Committee determines that a Participant is unable to care for his or her affairs because of illness or accident, any benefit due the Participant may be paid to the Participant’s spouse or to any other person deemed by the Committee to have incurred expense for such Participant (including a duly appointed guardian, committee or other legal representative), and any such payment shall be a complete discharge of the Company’s obligation hereunder.

6.7       Transferability of Rights. The Company shall have the unrestricted right to transfer its obligations under the Plan with respect to one or more Participants to any person, including, but not limited to, any purchaser of all or any part of the Company’s business. A Participant’s rights to benefit payments under the Plan are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant. Any attempt to transfer or assign a benefit, or any rights granted hereunder, by a Participant shall, in the sole discretion of the Committee (after consideration of such facts as it deems pertinent), be grounds for terminating any rights of the Participant to any portion of the Plan benefits not previously paid.

6.8       Governing Law. The Plan shall be construed, administered, and enforced according to the laws of the State of New York, except to the extent that such laws are preempted by federal law.

6.9       Arbitration of All Disputes. Any controversy or claim arising out of or relating to the Plan, after exhaustion of the procedures under Article IV, shall be settled exclusively by arbitration in the City of Buffalo, New York. The arbitration shall be conducted in accordance with the then existing rules of the American Arbitration Association.  The arbitrators shall not have the power to add to or delete from or otherwise amend the provisions of the Plan. If a  Participant is dissatisfied with the written decision of the Committee under Section 4.2 he shall have the right to  appeal the matter to arbitration pursuant to this Section 6.9. A demand for arbitration must be submitted in writing to  the Committee within 120 days after receipt of the Committee’s written decision under Section 4.2. If an arbitration is demanded, the Committee shall submit to the arbitrators a certified copy of the record upon which the Committee’s decision was made. The costs and expenses of the arbitration shall be borne by each respective party; provided, however, that the arbitrators shall award costs and expenses to the Participant if the Participant is the prevailing party. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

6.10      Gender Neutrality. The masculine pronoun shall be deemed to include the feminine, and the singular number shall be deemed to include the plural unless a different meaning is plainly required by the context.

6.11      Effective Date. The Plan was authorized and adopted by the Compensation Committee of Board as of Comptek Research, Inc., and shall be effective as of December 1, 1999.

                                                                                            COMPTEK RESEARCH, INC.

                                                                                             By:________________________________________

                                                                                             John J. Sciuto, Chairman, President and CEO

Exhibit 10.4

Demand Note dated July 16, 1999 for $1,000,000
Between Registrant and Manufacturer's and Traders Trust Company

DEMAND NOTE

Buffalo, New York July 16 , 1999 $ 1,000,000

BORROWER: Comptek Research, Inc.

a(n) 9  individual(s) 9  partnership 9  corporation 9  trust 9   organized under the laws of New York

Address of residence/chief executive office: 2732 Transit Road, Buffalo, New York 14224

BANK: MANUFACTURERS AND TRADERS TRUST COMPANY, a New York banking corporation with its principal banking office at One M&T Plaza, Buffalo, NY 14240. Attention: Office of General Counsel

Promise to Pay. For value received, Borrower promises to pay to the order of the Bank on demand the principal sum of $ 1,000,000.00

One Million Dollars and 00/100

plus interest as agreed below and all fees and costs (including without limitation attorneys= fees and disbursements whether for internal or outside counsel) the Bank incurs in order to collect any amount due under this Note, to negotiate or document a workout or restructuring, or to preserve its rights or realize upon any guaranty or other security for the payment of this Note (A Expenses @ ).

Interest. The unpaid principal balance of this Note shall earn interest each day calculated on the basis of a 360-day year for the actual number of days in each year (365 or 366) until payment is received at a rate per year which shall on each day be:

9%.

9 equal to the rate in effect on that day as the rate announced by the Bank as its prime rate of interest.

9          percentage points above the rate in effect on that day as the rate announced by the Bank as its prime rate of interest. Interest shall accrue at the Maximum Legal Rate (defined below) if no rate is specified above.

Maximum Legal Rate. It is the intent of the Bank and of Borrower that in no event shall interest be payable at a rate in excess of the maximum rate permitted by applicable law (the AMaximum Legal Rate @ ). If this Note is for a personal loan of less than $2,500,000.00 and is secured primarily by a one- to six-family residence, such interest rate shall not exceed sixteen percent (16%). Solely to the extent necessary to prevent interest under this Note from exceeding the Maximum Legal Rate, any amount that would be treated as excessive under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by the Bank, shall be refunded to Borrower.

Due on Demand. This is a demand Note and all amounts hereunder shall become immediately due and payable upon demand by the Bank; provided, however, that all amounts hereunder shall automatically become immediately due and payable if Borrower or any guarantor or endorser of this Note commences or has commenced against it any bankruptcy or insolvency proceeding. Borrower hereby waives protest, presentment and notice of any kind in connection with this Note.

Payments; Late Charge; Default Rate. Payments shall be made in immediately available United States funds at any banking office of the Bank. Absent demand for payment in full, interest shall be due and payable monthly. If payment is not received within five days of its due date, Borrower shall pay a late charge equal to the greatest of (a) five percent (5%) of the delinquent amount, (b) the Bank = s then current late charge as announced by the Bank from time to time, or (c) $50.00, provided, however, that if this Note is secured by one-to-six (1-6) family owner-occupied dwelling, the grace period shall be fifteen (15) days, the late charge shall be two percent (2%) of the delinquent amount, any excess collected by mistake shall be refunded on request, and each such late charge shall be separately charged and collected by the Bank. In addition, if the Bank has not actually received any payment under this Note within thirty days after it is due date, from and after such thirtieth day the interest rate for all amounts outstanding under this Note shall automatically increase to five (5) percentage points above the otherwise applicable rate per year, and any judgment entered hereon or otherwise in connection with any suit to collect amounts due hereunder shall bear interest at such Default Rate.. Payments may be applied in any order in the sole discretion of the Bank but prior to demand, shall be applied first to past due interest, Expenses and late charges, then to scheduled principal payments, if any, which are past due, then to current interest, Expenses and late charges, and last to remaining principal.

Setoff. The Bank shall have the right to set off against the amounts owing under this Note any property held in a deposit or other account with the Bank or any of its affiliates or otherwise owing by the Bank or any of its affiliates in any capacity to Borrower or any guarantor or endorser of this Note. Such set-off shall be deemed to have been exercised immediately at the time the Bank or such affiliate elect to do so.

Purpose of Loan. Borrower represents and warrants to the Bank that the proceeds of the loan shall be used for a business purpose, and not for any personal, family or household purpose, unless the following box is checked: 9  Personal Loan.

Authorization. Borrower, if a corporation, partnership, trust or other entity, represents that it is duly organized and in good standing or duly constituted in the state of its organization is duly authorized to do business in all jurisdictions material to the conduct of its business; that the execution, delivery and performance of this Note have been duly authorized by all necessary regulatory and corporate or partnership action or by its governing instrument; that this Note has been duly executed by an authorized officer, partner or trustee and constitutes a binding obligation enforceable against Borrower and not in violation of any law, court order or agreement by which Borrower is bound; and that Borrower= s performance is not threatened by any pending or threatened litigation.

Joint and Several. If there is more than one Borrower, each of them shall be jointly and severally liable for all amounts and obligations which become due under this Note and the term A Borrower @ shall include each as well as all of them.

Miscellaneous. This Note, together with any related loan and security agreements and guaranties, contains the entire agreement between the Bank and Borrower with respect to the Note, and supersedes every course of dealing, other conduct, oral agreement and representation previously made by the Bank. All rights and remedies of the Bank under applicable law and this Note or amendment of any provision of this Note are cumulative and not exclusive. No single, partial or delayed exercise by the Bank of any right or remedy shall preclude the subsequent exercise by the Bank at any time of any right or remedy of the Bank without notice. No waiver or amendment of any provision of this Note shall be effective unless made specifically in writing by the Bank. No course of dealing or other conduct, no oral agreement or representation made by the Bank, and no usage of trade, shall operate as a waiver of any right or remedy of the Bank. No waiver of any right or remedy of the Bank shall be effective unless made specifically in writing by the Bank. Borrower agrees that in any legal proceeding, a copy of this Note kept in the Bank= s course of business may be admitted into evidence as an original. This Note is a binding obligation enforceable against Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns. If a court deems any provision of this Note invalid, the remainder of the Note shall remain in effect. Section headings are for convenience only. Singular number includes plural and neuter gender includes masculine and feminine as appropriate.

Notices. Any notice or demand hereunder shall be duly given if delivered or mailed to Borrower (at its address on the Bank= s records) or to the Bank (at the address on page one and separately to the Bank officer responsible for Borrower= s relationship with the Bank). Such notice or demand shall be deemed effective if delivered, upon personal delivery or if mailed, three (3) business days after deposit in an official depository maintained by the United States Post Office for the collection of mail or one (1) business day after delivery to a nationally recognized overnight delivery service. Notice by e-mail is not valid notice under this or any other agreement between Borrower and the Bank.

Governing Law; Jurisdiction. This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State of New York. This Note will be interpreted in accordance with the laws of the State of New York excluding its conflict of laws rules. Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in New York State in a County or Judicial district where the Bank maintains a branch and consents that the Bank may serve any service of process by nationally recognized overnight courier service directed to Borrower at Borrower= s address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against Borrower individually, against any security or against any property of Borrower within any other county, state or other foreign or domestic jurisdiction. Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and Borrower. Borrower waives (i) any objection to venue and any objection based on a more convenient forum in any action instituted under this Note; (ii) any right to assert any counterclaim or setoff or any defense based upon a statute of limitations, upon a claim of laches or any other legal theory; and (iii) its right to attack a final judgment that is obtained as a direct or indirect result of any such action.

Waiver of Jury Trial. Borrower and the Bank hereby knowingly, voluntarily, and intentionally waive any right to trial by jury Borrower and the Bank may have in any action or proceeding, in law or in equity, in connection with this note or the transactions related hereto. Borrower represents and warrants that no representative or agent of the Bank has represented, expressly or otherwise, that the Bank will not, in the event of litigation, seek to enforce this jury trial waiver. Borrower Acknowledges that the Bank has been induced to enter into this note by, among other things, the provisions of this Section.

9 Replacement Note. This Note is given in replacement of and in substitution for, but not in payment of, a note dated on or about , 19         / 20        , in the original principal amount of $ issued by Borrower (or ) to the Bank (or its predecessor in interest).

Preauthorized Transfers from Deposit Account. If a deposit account number is provided in the following blank Borrower hereby authorizes the Bank to debit Borrower= s deposit account # with the Bank automatically for any amount which becomes due under this Note or as directed by Borrower = s Authorized Representative for such account, by telephone.

TAX ID/SS # 160959023 Comptek Research, Inc.

BORROWER

By: /s/Laura L. Benedetti

Title: CFO

Signature of Witness

Typed Name of Witness

ACKNOWLEDGMENT

STATE OF )

: SS.

COUNTY OF )

On the day of , in the year 20        , before me, the undersigned, a Notary Public in and for said State, personally appeared       , personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.

  Notary Public

  Exhibit 10.5

  Demand Note dated September 2, 1999 for $3,000,000
  Between Registrant and Manufacturer's and Traders Trust Company

  DEMAND NOTE

  Buffalo, New York September 2 , 1999 $ 3,000,000

  BORROWER: Comptek Research, Inc.

  a(n) 9 individual(s) 9 partnership 9 corporation 9 trust 9  organized under the laws of New York

  Address of residence/chief executive office: 2732 Transit Road, Buffalo, New York 14224

  BANK: MANUFACTURERS AND TRADERS TRUST COMPANY, a New York banking corporation with its principal banking office at One M&T Plaza, Buffalo, NY 14240. Attention: Office of General Counsel

  Promise to Pay. For value received, Borrower promises to pay to the order of the Bank on demand the principal sum of $ 3,000,000.00

  Three Million Dollars and 00/100

  plus interest as agreed below and all fees and costs (including without limitation attorneys= fees and disbursements whether for internal or outside counsel) the Bank incurs in order to collect any amount due under this Note, to negotiate or document a workout or restructuring, or to preserve its rights or realize upon any guaranty or other security for the payment of this Note (AExpenses@ ).

  Interest. The unpaid principal balance of this Note shall earn interest each day calculated on the basis of a 360-day year for the actual number of days in each year (365 or 366) until payment is received at a rate per year which shall on each day be:

  9%.

  9 equal to the rate in effect on that day as the rate announced by the Bank as its prime rate of interest.

  9  percentage points above the rate in effect on that day as the rate announced by the Bank as its prime rate of interest.

  Interest shall accrue at the Maximum Legal Rate (defined below) if no rate is specified above.

  Maximum Legal Rate. It is the intent of the Bank and of Borrower that in no event shall interest be payable at a rate in excess of the maximum rate permitted by applicable law (the AMaximum Legal Rate @). If this Note is for a personal loan of less than $2,500,000.00 and is secured primarily by a one- to six-family residence, such interest rate shall not exceed sixteen percent (16%). Solely to the extent necessary to prevent interest under this Note from exceeding the Maximum Legal Rate, any amount that would be treated as excessive under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by the Bank, shall be refunded to Borrower.

  Due on Demand. This is a demand Note and all amounts hereunder shall become immediately due and payable upon demand by the Bank; provided, however, that all amounts hereunder shall automatically become immediately due and payable if Borrower or any guarantor or endorser of this Note commences or has commenced against it any bankruptcy or insolvency proceeding. Borrower hereby waives protest, presentment and notice of any kind in connection with this Note.

  Payments; Late Charge; Default Rate. Payments shall be made in immediately available United States funds at any banking office of the Bank. Absent demand for payment in full, interest shall be due and payable monthly. If payment is not received within five days of its due date, Borrower shall pay a late charge equal to the greatest of (a) five percent (5%) of the delinquent amount, (b) the Bank= s then current late charge as announced by the Bank from time to time, or (c) $50.00, provided, however, that if this Note is secured by one-to-six (1-6) family owner-occupied dwelling, the grace period shall be fifteen (15) days, the late charge shall be two percent (2%) of the delinquent amount, any excess collected by mistake shall be refunded on request, and each such late charge shall be separately charged and collected by the Bank. In addition, if the Bank has not actually received any payment under this Note within thirty days after it is due date, from and after such thirtieth day the interest rate for all amounts outstanding under this Note shall automatically increase to five (5) percentage points above the otherwise applicable rate per year, and any judgment entered hereon or otherwise in connection with any suit to collect amounts due hereunder shall bear interest at such Default Rate.. Payments may be applied in any order in the sole discretion of the Bank but prior to demand, shall be applied first to past due interest, Expenses and late charges, then to scheduled principal payments, if any, which are past due, then to current interest, Expenses and late charges, and last to remaining principal.

  Setoff. The Bank shall have the right to set off against the amounts owing under this Note any property held in a deposit or other account with the Bank or any of its affiliates or otherwise owing by the Bank or any of its affiliates in any capacity to Borrower or any guarantor or endorser of this Note. Such set-off shall be deemed to have been exercised immediately at the time the Bank or such affiliate elect to do so.

  Purpose of Loan. Borrower represents and warrants to the Bank that the proceeds of the loan shall be used for a business purpose, and not for any personal, family or household purpose, unless the following box is checked: 9 Personal Loan.

  Authorization. Borrower, if a corporation, partnership, trust or other entity, represents that it is duly organized and in good standing or duly constituted in the state of its organization is duly authorized to do business in all jurisdictions material to the conduct of its business; that the execution, delivery and performance of this Note have been duly authorized by all necessary regulatory and corporate or partnership action or by its governing instrument; that this Note has been duly executed by an authorized officer, partner or trustee and constitutes a binding obligation enforceable against Borrower and not in violation of any law, court order or agreement by which Borrower is bound; and that Borrower= s performance is not threatened by any pending or threatened litigation.

  Joint and Several. If there is more than one Borrower, each of them shall be jointly and severally liable for all amounts and obligations which become due under this Note and the term A Borrower@ shall include each as well as all of them.

  Miscellaneous. This Note, together with any related loan and security agreements and guaranties, contains the entire agreement between the Bank and Borrower with respect to the Note, and supersedes every course of dealing, other conduct, oral agreement and representation previously made by the Bank. All rights and remedies of the Bank under applicable law and this Note or amendment of any provision of this Note are cumulative and not exclusive. No single, partial or delayed exercise by the Bank of any right or remedy shall preclude the subsequent exercise by the Bank at any time of any right or remedy of the Bank without notice. No waiver or amendment of any provision of this Note shall be effective unless made specifically in writing by the Bank. No course of dealing or other conduct, no oral agreement or representation made by the Bank, and no usage of trade, shall operate as a waiver of any right or remedy of the Bank. No waiver of any right or remedy of the Bank shall be effective unless made specifically in writing by the Bank. Borrower agrees that in any legal proceeding, a copy of this Note kept in the Bank =s course of business may be admitted into evidence as an original. This Note is a binding obligation enforceable against Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns. If a court deems any provision of this Note invalid, the remainder of the Note shall remain in effect. Section headings are for convenience only. Singular number includes plural and neuter gender includes masculine and feminine as appropriate.

  Notices. Any notice or demand hereunder shall be duly given if delivered or mailed to Borrower (at its address on the Bank= s records) or to the Bank (at the address on page one and separately to the Bank officer responsible for Borrower= s relationship with the Bank). Such notice or demand shall be deemed effective if delivered, upon personal delivery or if mailed, three (3) business days after deposit in an official depository maintained by the United States Post Office for the collection of mail or one (1) business day after delivery to a nationally recognized overnight delivery service. Notice by e-mail is not valid notice under this or any other agreement between Borrower and the Bank.

  Governing Law; Jurisdiction. This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State of New York. This Note will be interpreted in accordance with the laws of the State of New York excluding its conflict of laws rules. Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in New York State in a County or Judicial district where the Bank maintains a branch and consents that the Bank may serve any service of process by nationally recognized overnight courier service directed to Borrower at Borrower= s address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against Borrower individually, against any security or against any property of Borrower within any other county, state or other foreign or domestic jurisdiction. Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and Borrower. Borrower waives (i) any objection to venue and any objection based on a more convenient forum in any action instituted under this Note; (ii) any right to assert any counterclaim or setoff or any defense based upon a statute of limitations, upon a claim of laches or any other legal theory; and (iii) its right to attack a final judgment that is obtained as a direct or indirect result of any such action.

  Waiver of Jury Trial. Borrower and the Bank hereby knowingly, voluntarily, and intentionally waive any right to trial by jury Borrower and the Bank may have in any action or proceeding, in law or in equity, in connection with this note or the transactions related hereto. Borrower represents and warrants that no representative or agent of the Bank has represented, expressly or otherwise, that the Bank will not, in the event of litigation, seek to enforce this jury trial waiver. Borrower Acknowledges that the Bank has been induced to enter into this note by, among other things, the provisions of this Section.

  :  Replacement Note. This Note is given in replacement of and in substitution for, but not in payment of, a note dated on or about July 16 , 19 99  , in the original principal amount of $ 1,000,000.00 issued by Borrower (or ) to the Bank (or its predecessor in interest).

  Preauthorized Transfers from Deposit Account. If a deposit account number is provided in the following blank Borrower hereby authorizes the Bank to debit Borrower= s deposit account # with the Bank automatically for any amount which becomes due under this Note or as directed by Borrower =s Authorized Representative for such account, by telephone.

  TAX ID/SS # 160959023 Comptek Research, Inc.

  BORROWER

  By: /s/Laura L. Benedetti

  Title: CFO

  Signature of Witness

  Typed Name of Witness

  ACKNOWLEDGMENT

  STATE OF )

  : SS.

  COUNTY OF )

  On the day of , in the year 20        , before me, the undersigned, a Notary Public in and for said State, personally appeared        , personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.

  Notary Public

  Exhibit 15

  The Board of Directors
  Comptek Research, Inc.
  Buffalo, New York

  Gentlemen:

  Registration Statement Nos. 33-54170, 33-82536, 333-62753, and 333-86333

  With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated January 22, 2000, related to our review of interim financial information.

  Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

  Very truly yours,

  /s/KPMG LLP
  KPMG LLP

  Buffalo, New York
  February 11, 2000