Form 10-K
period 2000-03-31
COMPTEK RESEARCH INC/NY
filed 2000-06-27
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC

                           FORM 10-K


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2000.

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to __________________


               Commission file number :   1-8502


                         Comptek Research, Inc.
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-------------------------------------------------------------------
(State or other jurisdiction 		   (I.R.S. Employee
of incorporation or organization)           Identification No.)


2732 Transit Road, Buffalo, New York              14224-2523
-------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  (716) 677-4070

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
 Title of each Class                       which registered
--------------------------------------------------------------------
Common Stock, $.02 par value            American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                              None
--------------------------------------------------------------------
                        (Title of class)

                         Not Applicable
--------------------------------------------------------------------
                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X    No
                                            -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing sale price of the Common Stock on May 31, 2000, as reported by the American Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the Registrant (the "Company" or "Comptek") was approximately $89.7
million.   Solely for purposes of this calculation, all persons
who are executive officers or directors of the Company have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock, $.02 par value, was 6,234,044 at May 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek
Research, Inc. Proxy Statement for the Annual Meeting of
Shareholders to be held July 27, 2000 (the "Company's 2000
Definitive Proxy Statement").

The Company's 2000 definitive Proxy Statement is to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2000.


                        TABLE OF CONTENTS

                                                         Page No.

                             PART I

Item 1. Business

       General                                              6
       Products and Services                                7
       Sales and Marketing                                  9
       Customers                                           10
       Sales to Foreign Customers                          10
       Backlog                                             11
       Engineering and Manufacturing                       11
       Competition                                         12
       Independent Research and Development                12
       Patents and Trade Secrets                           12
       Employees                                           13
       Officers of Registrant                              13
       Risk Factors Which May Affect Business              14

Item 2. Properties

       Facilities                                          16
       Equipment and Leasehold Improvements                17

Item 3. Legal Proceedings                                  17

Item 4. Submission of Matters to a Vote of
        Security Holders                                   17


                             PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                        18

Item 6. Selected Financial Data                            19

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                20



                  TABLE OF CONTENTS (Continued)

                                                         Page No.

Item 8. Financial Statements and Supplementary Data

       Consolidated Balance Sheets                         28
       Consolidated Statements of Income                   29
       Consolidated Statements of Cash Flows               30
       Consolidated Statements of Shareholders' Equity     31
       Notes to Consolidated Financial Statements          32
       Independent Auditors' Report                        46

Item  9.Changes in and Disagreements with Accountants
        on  Accounting and Financial Disclosure            47

                            PART III

Item 10. Directors and Executive Officers of
         the Registrant                                    47

Item 11. Executive Compensation                            47

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             47

Item 13. Certain Relationships and Related Transactions    47

                             PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                           47

Signatures                                                 49

Schedule II                                                51

Index to Exhibits                                          52

Exhibits                                                   57

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

Expansion through acquisitions and increased international activities have both been, and continue to be, important
elements  of our business strategy.   Over the last four
years, we have acquired the defense business operations of
three private companies.  In March 1996, we acquired
Advanced Systems Development, Inc., a highly specialized
developer of electronic warfare simulation/stimulation, training and software validation systems related to electronic
surveillance. Largely as a result of the acquisition of Advanced Systems Development, Inc., we substantially increased our presence in international markets. Effective May 1, 1998, we completed our acquisition of PRB Associates, Inc., a leader in the development of military mission planning and precision
targeting systems.  On March 26, 1999, we completed the purchase of the business operations and substantially all of the related assets and liabilities of Amherst Systems, Inc. ("Amherst"), a firm specializing in simulation/stimulation and evaluation
systems for electronic defense applications.   As a result,
Amherst contributed twelve months of operating activity in fiscal 2000, significantly affecting our consolidated financial results.
In November 1999, we acquired the software development tools, test equipment, and certain other assets of Phase Two Industries, Inc., a supplier of real-time signal processing software, software laboratories, and threat file processing used in the development and testing of electronic warfare systems.

Comptek focuses on highly specialized areas within the defense electronics market. We have expertise in signal processing, development of software programs for real-time processing, design of high-speed digital processing hardware, generation of embedded software for digital signal processors, development of wideband radio frequency and microwave systems, data reduction and extraction, data filtering and processing and display and the integration and engineering of complex systems. Our principal activities are segmented as follows:

          -    Tactical Systems
          -    EW Simulation/Stimulation and Training Systems
          -    Engineering and Technical Services

On June 12, 2000, subsequent to fiscal year end, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corporation ("Yavapai"), a wholly owned subsidiary of Northrop, providing for the merger of Yavapai with and into the Company (the "Merger"). Upon consummation of the Merger, (i) the Company will become a wholly owned subsidiary of Northrop, and (ii) each outstanding share of common stock of the Company will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock.

The amount of Northrop common stock to be received by the Company's shareholders shall be determined by dividing $20.75 by the average closing price on the New York Stock Exchange for Northrop common stock during the 20 trading days ending two business days prior to the effective date of the Northrop registration statement. In no event will the exchange ratio be more than .2804:1 or less than .2470:1. Should the average closing price of Northrop common stock fall below $74.00 per share during this 20-day period, the Company has the right to terminate the transaction, subject to Northrop's discretionary right to enhance the exchange ratio so that Company shareholders receive a minimum value of $20.75 per common share.

Outstanding unvested options issued under the Company's 1992 Equity Incentive Plan, the 1998 Equity Incentive Stock Plan, and the Non-Employee Director Stock Option Plan immediately vest and become exercisable upon a change of control. In addition, the Company will pay certain key executives severance benefits on termination of employment following a change of control. The aggregate costs associated with these executives' severance benefits are not currently determinable. The Company has also agreed to compensate these executives for one half of the taxable income resulting from exercise of stock options or from dispositions in connection with a change of control. In addition, the Company has agreed to reimburse these executives for excise tax, if any, that results from a change of control. The Company's obligation to these executives for tax consequences is not expected to exceed $4.0 million.

The Company also has change of control severance agreements with certain other employees that are triggered upon change of control and termination of employment. The aggregate costs of such benefits are not currently determinable.


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

Shipboard Systems. We have been a supplier to the U.S. Navy of surface EW systems and software since 1974, when it developed operational software for the AN/SLQ-32 shipboard EW system. The AN/SLQ-32 system is a surface navy shipboard electronic defense system used to detect and identify radar signals. It has the capability to jam these signals and generate false radar targets. The AN/SLQ-32 system is the primary U.S. Navy shipboard EW system and was operational on U.S. Navy surface warships deployed in the Persian Gulf War. In addition to providing lifecycle maintenance and support for the AN/SLQ-32, we are also developing processing components for the next generation shipboard EW system, the Advanced Integrated Electronic Warfare System ("AIEWS").

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

Sales from the Tactical Systems business area were $42.1 million, or 29.0% of total sales, for the fiscal year ended March 31, 2000.

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

Sales from the EW Simulation/Stimulation and Training Systems area were $64.7 million, or 44.5% of total sales, for the fiscal year ended March 31, 2000.

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

We provide technical services primarily to the following customers:

Naval Air Warfare Center. We provide support for the Naval Air Warfare Center, Weapons Division, Point Mugu, California. Such support includes EW software systems and laboratory support for all U.S. Navy tactical aircraft. We received our first contract from the U.S. Navy in April 1989. We were awarded a two year follow-on contract in August 1998, representing approximately $28.7 million in potential revenue.

Naval Sea Systems Command. We provide engineering services to NAVSEA including engineering design support for combat system engineering and program management support. In May 1997, we were awarded a follow-on contract with a potential value of approximately $50.0 million which includes four additional one-year options, exercisable by the U.S. Navy. The U.S. Navy exercised has exercised the first three one-year options in May 1998, June 1999 and June 2000.

Sales from the Engineering and Technical Services area were $38.6 million, or 26.5% of total sales, for the fiscal year ended March
31, 2000.

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

Marketing activities are conducted primarily by our operating subsidiaries, with tactical systems, electronic warfare simulation/stimulation and C4I/ EW technical services being the primary areas of focus. Domestic marketing efforts target two principal customer groups:

     -    Department of Defense military agencies, and

     - Prime defense contractors, such as Lockheed Martin, Boeing, Northrop Grumman and Raytheon.

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

Customers

During the fiscal year ended March 31, 2000, 89.5% of our revenues were attributable to contracts with departments and agencies of the U.S. Government (including both prime and subcontracts). The remaining 10.5% of revenues was derived from sales of military related products and services directly to foreign governments and corporations. Approximately 3.3% of sales, which are attributable to U.S. Government contracts, are in response to foreign requirements and result in government-to-government transfers under the FMS program. No single contract accounted for over 10.0% of our revenues in fiscal 2000.

Our customers currently include all of the branches of the U.S. Armed Forces. Our present prime contractor relationships include Boeing, GEC-Marconi, Lockheed Martin, Northrop Grumman and Raytheon. Foreign customers have primarily been located in Australia, Canada, France, Germany, Israel, Italy, Japan, Sweden, Switzerland, and the United Kingdom.

Substantially all of our U.S. Government contracts (including both prime and subcontracts) are multi-year contracts which result from a competitive bidding process. Government contracts contain provisions permitting termination at any time at the convenience of the Government upon payment to Comptek of costs incurred plus a profit related to the work performed to date of termination. All of our contracts contain these provisions. Comptek, as a Government contractor, is subject to various statutes and regulations governing defense contracts generally, certain of which carry substantial penalty provisions, including denial of future Government contracts. Our books and records are subject to audit by the Defense Contract Accounting Agency (the "DCAA"). These audits can result in adjustments to contract costs and fees. Each of the Company's subsidiaries are audited by the DCAA individually. The U.S. Government has completed audits for Comptek Federal Systems, Inc. through our fiscal year ended March 31, 1998; Comptek Amherst Systems through April 30, 1997; and Comptek PRB Associates, Inc. through December 31, 1997.

Sales to Foreign Customers

Our net sales attributable to foreign requirements include sales directly to foreign governments and foreign prime contractors, as well as sales under the FMS Program and similar U.S. sponsored military aid programs. FMS sales are included in our contracts with U.S. Government departments and agencies and are funded by the U.S. Government. Our principal foreign customers are governments and prime contractors in Western Europe, the Middle East and the Pacific Rim region, which are generally deemed to be friendly to the U.S. Government. Contracts with foreign customers are subject to the risks inherent in dealing with foreign governments including unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles and political instability.

For fiscal years 2000, 1999 and 1998,  $20.2 million, $17.2
million and $15.9 million (representing 13.8%, 18.0% and 22.1% respectively, of our net sales) were attributable to foreign requirements. Sales directly to foreign customers for fiscal years 2000 were 10.5%, 1999 were 12.8%, and 1998 were 13.4% of our net sales.

Although the loss of all of our foreign business could have a materially adverse impact on Comptek's results of operations and financial condition, it is management's opinion that this risk is remote and that the loss of any single contract with a foreign customer would not be material.

Backlog

The Company's funded backlog and contract backlog of orders at March 31, 2000, 1999, and 1998, were as follows (in thousands):

                          March 31,    March 31,    March 31,
                            2000        1999         1998
                        ------------------------------------
   Funded Backlog           $70,552    $101,346      $29,157

   Contract Backlog        $159,990    $188,480     $103,538



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

The Company operates within three business segments: EW Simulation/Stimulation And Training Systems, Tactical Systems, and Engineering and Technical Services (see Item 8 "Notes to Consolidated Financial Statements" - Note 10 "Business Segments" for more information). March 31, 2000, 1999 and 1998 segment backlog is as follows (in thousands):

                                March 31, 2000

                                              Engineering
                        Simulation  Tactic    and
                        And         Tactical  Technical
                        Training    Systems   Services
                        -------------------------------
Funded Backlog          $15,410     $17,032   $38,110

Contract  Backlog       $55,200     $57,302   $47,488


                                 March 31, 1999

                        Simulation  Tactic    and
                        And         Tactical  Technical
                        Training    Systems   Services
                        -------------------------------
Funded Backlog           $67,451     $18,586   $15,309

Contract Backlog         $71,199     $59,168   $58,113



                                 March 31, 1998

                        Simulation  Tactic    and
                        And         Tactical  Technical
                        Training    Systems   Services
                        -------------------------------
Funded Backlog           $16,752       $933    $11,472

Contract Backlog         $20,082    $17,307    $66,149



Engineering and Manufacturing

Our technical personnel generally produce the software and systems we sell and also perform the software engineering services; however, from time to time, we engage subcontractors and specialized consultants to perform limited portions of this work.

Our systems are manufactured from standard hardware components and items, such as printed circuit boards and fabricated metal parts that either we build or have built to our specifications by various outside suppliers. We may also use commercial-off-the-shelf equipment or components for various systems. We purchase computer hardware pursuant to standard original equipment manufacturer and Value Added Reseller arrangements, which enable us to obtain discounts on these products based on the volume purchased. In some cases, the customer furnishes the computer hardware, which we modify as part of the project. We try to have multiple sources for all materials and components. However, due to the advanced nature of some of our products, certain components may be available for short periods from only a single source.

Competition

The defense industry is dominated by several large and mid-sized companies, all of whom have much greater resources than Comptek. These competitors include Boeing, Lockheed Martin, Raytheon, BAE Systems, United Industrial Corporation, Unisys, TRW, Condor Systems and CSC. The size and reputation of many of these companies may give them an advantage in competing for contracts. We also compete with several small companies which can sometimes take advantage of special government programs such as small business and small disadvantaged business set-asides. In fiscal 1998 and earlier, we were able to qualify for small business status when the standard selected was 750 employees or less. As a result of our acquisition of PRB in May 1998 and Amherst in March 1999, our total number of employees has increased to approximately 1,200, which is likely to result in our not qualifying for small business status in most circumstances.

For the fiscal year ended March 31, 2000, $943,000 of our sales were attributable to contracts which were previously awarded as a small business set-aside. This is primarily the result of the Acquisition of Amherst. For its fiscal year ended March 26, 1999 and April 30, 1998, Amherst recorded approximately 4.5% and 10.0%, respectively, of its sales on small business set-aside
contracts or small business innovative research grants.   For
fiscal year ended March 31, 1999, none of our sales were attributable to contracts, which were previously awarded as a small business set-aside.

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

During the past three fiscal years, our total research and development expense and amount of research and development expense eligible for reimbursement by the U.S. Government was as follows:

                                          Fiscal Year
                                    2000       1999        1998
                                ---------------------------------
  Total Company Sponsored R&D   $3,204,000   $2,364,000  $772,000

  Eligible for Reimbursement    $2,257,000   $1,945,000  $454,000


Patents and Trade Secrets

We do not believe that patents and licenses are material in the conduct of our business as a whole and believe that research, development and engineering skills are more significant. We currently hold six U.S. patents and have one U.S. patent application pending.
We intend to consider the benefits of patents as to products which may be developed. Our personnel and various customers, suppliers and consultants are covered by trade secret agreements and other similar contractual arrangements.

We are restricted in our use of applicable inventions, processes and proprietary data developed during the performance of U.S.
Government contracts.  Depending upon the category of work:

  (a) the Company may retain the principal rights and the Government takes an irrevocable, non-exclusive, transferable royalty-free license, and

  (b) the Government may acquire a non-exclusive commercial license to use the Company's technology, or

  (c) the final determination of rights may be made in the best public interest by a government contracting officer.

Employees

We believe that our continued success will be largely dependent upon our ability to continue to attract and retain highly trained professional and technical personnel. As of March 31, 2000, we had approximately 1,200 employees. Their principal areas of expertise include engineering, electronics, computer technology and management sciences.

Officers of Registrant

The following table sets forth as of May 31, 2000, the names and ages of the executive officers of the Company and the principal positions and offices held by each such person.

     Name                Age    Positions
     --------------------------------------------------------
     John J. Sciuto      57     Chairman, President and CEO

     Christopher A.      48     Executive Vice President,
     Head                       General
                                Counsel and Secretary

     Bradley H.          39     Senior Vice President and
     Feldmann                   Chief Operating Officer

     Laura L. Benedetti  34     Senior Vice President, Chief
                                Financial Officer, and
                                Treasurer
     James D. Morgan     63     Vice     President,    Chief
                                Scientist and a Director

     Edward E. Eberl     48     President of Comptek Amherst
                                Systems, Inc.
                                (operating subsidiary)

     Chris Boehm         43     President of Comptek Federal
                                Systems, Inc.
                                (operating subsidiary)

     Lawrence M.         55     President  of  Comptek   PRB
     Schadegg                   Associates,  Inc.  operating
                                subsidiary)



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

Ms. Benedetti was appointed Chief Financial Officer in February
1999 and Senior Vice President as of April 2000. Ms. Benedetti has been Vice President of Finance of Comptek since April 1,
1997, Treasurer  since 1992, and Principal Financial and
Accounting Officer since 1995.

Mr. Morgan is Vice President and Chief Scientist of Comptek. Prior to joining Comptek in April 1990, Mr. Morgan was Vice President of Barrister Information Systems Corporation from 1982 to 1990, a former subsidiary spun off in 1982. Mr. Morgan, a founder of Comptek, has been a director since its formation in 1968.

Mr. Eberl was named President of Comptek Amherst Systems, Inc. in June 1999. Prior to being named President, Mr. Eberl was Vice President - Technical Operations and Product Manager for the combat electromagnetic environment simulator (CEESIM) for Amherst Systems, Inc. (Amherst), now a subsidiary of Comptek. He has more than 20 years experience in the design and development of real-time simulation systems and had been with Amherst since its inception.

Mr. Boehm was named President of Comptek Federal Systems, Inc. on May 16, 2000. Prior to his appointment as President, Mr. Boehm was employed by Litton/PRC, Inc. (Litton) for over 15 years in several positions, including President and General Manager of the Migration Solutions Business Unit and as Executive Manager for Litton's National Intelligence Systems division.

Mr. Schadegg became an executive officer of Comptek as a result of Comptek's acquisition of PRB Associates, Inc. in May 1998. He has been President of PRB, now a subsidiary of Comptek, since 1978. Previously, Mr. Schadegg served as a Naval Flight Officer in the U.S. Navy.

Risk Factors Which May Affect Business

Risk and uncertainties which could materially affect our business include the following:

We are dependent on future military spending because substantially all of our sales are derived from military requirements.

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

We are heavily dependent on U.S. Government contracts and as a U.S. Government contractor we are subject to specialized rules and regulations.

Historically in excess of 85.0% of our revenues have been attributable to contracts with departments and agencies of the U.S. Government, specifically the Department of Defense. As a contractor and subcontractor to the U.S. Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. U.S. Government contracts are subject to special risks, such as:

     -    delay in funding;

     -    early termination;

     - reduction or modification due to changes in policies or as the result of budgetary constraints, political changes or other factors that do not depend on Comptek;

     - the U.S. Government's rights to technical data and to audit financial data; and

     - the ability of U.S. Government and its agencies unilaterally to suspend contractors from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

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

Our risk of sustaining a loss is greater with a fixed-price contract as opposed to a cost-plus contract. Our percentage of fixed-price contracts is increasing.

For the fiscal year ended March 31, 2000, approximately 44.2% of our sales were recorded on fixed-price contracts, as opposed to cost-plus or cost-sharing contracts. For fiscal year 1999, our sales on fixed-price contracts represented 29% of sales. Under fixed-price contracts, we assume the risk that increased or unexpected costs may reduce profits or cause a loss. To the extent that actual costs exceed the projected costs on which bids or contract prices are based, Comptek could sustain a loss under the contract. Since a majority of the contracts we acquired from Amherst Systems, Inc. are fixed-price, we expect the percentage of fixed-price work to increase and therefore increase our exposure to potential losses on individual contracts.

The integration of our recent acquisitions and the making of future acquisitions could adversely impact our current operations.

Our acquisitions of Advanced Systems Development in March 1996, of PRB Associates in May 1998, and of the business operations of Amherst Systems in March 1999 are part of a business development strategy which seeks internally- and externally-generated sales growth in niche markets. While there are currently no commitments with respect to any future acquisitions, we frequently evaluate the strategic opportunities available to us and expect to pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions may result in the diversion of our attention from the day-to-day business operations and may include numerous other risks, including:

     - difficulties in the integration of the operations and products:

     - integration and retention of personnel of the acquired companies; and

     -    financial risks,

Future acquisitions by us may result in:

     -    dilutive issuances of equity securities;

     -    the incurrence of additional debt;

     -    reduction of existing cash balances; and

     - amortization expenses related to goodwill and other intangible assets and other charges to operations.

To service our substantial debt and make future acquisitions, we will require a significant amount of cash. Our ability to generate cash and borrow on acceptable terms depends on many factors beyond our control.

At March 31, 2000, our bank debt was $22.9 million and our total funded debt was $39.0 million. Our future growth will depend in part on additional acquisitions and our ability to obtain additional financing on acceptable terms. We will from time to time seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised by issuing equity securities, our stockholders may experience dilution. There can be no assurance that we will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to us. Further, debt may continue to increase and there can be no assurance that we will generate sufficient cash flow to meet our principal and interest payment obligations.

Our ability to sell products and services internationally are subject to U.S. Government export controls that could prevent, or significantly delay, our making international sales.

We have recently placed greater emphasis on international sales and have increased marketing expenses in order to compete in
international markets.   Our products and services are subject to
export control regulations of the U.S. Government. In most instances a specific export license is required for the sale of our products and services directly to international customers. Failure to receive, or a delay in receiving, these export licenses would greatly limit our ability to increase sales. Direct sales to foreign governments and international customers were 10.5% of total sales in fiscal 2000.

In addition to competing against large defense contractors with greater financial resources we also have many small competitors that receive certain preference in bidding for which we do not qualify.

The defense industry is dominated by several large companies, all of whom have much greater resources than we have. These competitors include the Boeing Company, Lockheed Martin Corporation, Raytheon Company, BAE Systems North America, Inc., Northrop Grumman Corporation, United Industrial Corporation, Unisys Corporation, Computer Sciences Corporation, TRW, Inc., and Condor Systems, Inc. The size and reputation of many of these companies may give them an advantage in competing for contracts. We also compete with several small companies that can sometimes take advantage of special government programs, such as small business and small disadvantaged business set-asides whereby competition is limited to qualifying small and small disadvantaged businesses. In fiscal 1998 and earlier, we were able to qualify for small business status when the standard used was 750 employees or less. As a result of our acquisition of PRB Associates, Inc. in May 1998, our total number of employees increased to approximately 900, which is likely to result in our not qualifying for small business status in most circumstances, except where that standard used is 1,500 employees or less. As a result of the acquisition of Amherst Systems, Inc., we now have approximately 1,200 employees. Since we no longer qualify for these bidding preferences, our competitive bidding position has been affected and, in certain instances makes it more difficult for us to win new contracts.

Item 2.   PROPERTIES

Facilities

We currently maintain leased facilities in 25 different U.S. locations, which are used, in our operations. We do not own any real property. We lease an aggregate of more than 375,000 square feet pursuant to lease terms ranging from one to five years.

Corporate Headquarters. Our corporate offices are co-located with one of its engineering, program management, and research and development facilities located in West Seneca, a suburb of Buffalo, New York. This facility has approximately 39,000 square feet of which approximately 3,000 square feet are used by the corporate staff. The balance is used for program management, engineering, contract bid and proposal activities, research and development, and related administrative functions of the Engineering and Technical Services Segment. The lease for this facility continues through July 31, 2003.

Elmhurst, New York Facility. This location supports assembly and test operations in a 23,000 square foot building in East
Elmhurst, New York, subject to a lease term expiring March 31, 2005. This facility is the site of our Advanced Systems Division and is used primarily in support of the Electronic Warfare
Simulation/Stimulation and Training Segment.

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

Comptek Amherst Facilities. We currently have leases for ten facilities aggregating approximately 105,000 square feet under leases expiring on various dates. It's principal administrative, engineering, product development and manufacturing facility is located in a 50,000 square foot facility in Williamsville, New York. This facility is subject to a lease which continues through May 31, 2004 and is now used to support the Electronic Warfare Simulation/Stimulation and Training Segment.

California Operations. We maintain four office locations in California, generally in close proximity to customers. These offices range in size from 3,507 square feet to 23,741 square feet and provide engineering and program management in support of several programs, including the EA-6B Mission Support program, the U.S. Navy's C2P program, and the ECMS program. These offices support both the Engineering and Technical Service Segment and the Tactical Systems Segment.

Washington, D.C, Metro. We currently maintain three leased office locations in the Washington, D.C., Metro area in an aggregate of 25,791 square feet. Of this total, 22,833 square feet is subject to leases, which expire on or before August 31, 2001. These offices support all three of the Company's business segments, the Engineering and Technical Service Segment, Tactical Systems Segment and the Electronic Warfare Simulation/Stimulation and Training Segment.

Other Locations. Our other leased properties are generally located in close proximity to military bases. We use these facilities to provide engineering services, program management, and administration on contracts. These facilities range in size from 560 square feet to 10,376 square feet and support all three of Comptek's current business segments.

Equipment and Leasehold Improvements

Our equipment and leasehold improvements include: computer equipment and related tools used in the design, development, testing and simulation of systems and programs; office furniture and fixtures; office trailers located at military bases; and leasehold improvements undertaken to accommodate computers and other equipment.

Item 3.   LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims which have arisen in the ordinary course of business that have not been finally adjudicated. These action when ultimately concluded and determined will not, in the opinion of management, have a material adverse impact on Comptek's financial position, results of operations, and liquidity.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Item is not applicable.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Stock Market And Dividend Information

Our common stock is listed on the American Stock Exchange under the symbol CTK. The table below sets forth market price information for fiscal years 1999 and 2000 (April 1, 1998 through March 31,2000):

          Quarter
          Ended       High     Low
          ----------------------------
          6/26/98     10       8 1/2
          9/24/98     9 3/4    7 5/8
          12/24/98    8 15/16  7 1/4
          3/31/99     8 13/16  7 1/2
          6/30/99     9 5/8    7 3/4
          9/30/99     9        7 13/16
          12/31/99    14 3/4   7 7/8
          3/31/00     17 7/8   10 1/4

At May 31, 2000, there were 6,234,044 shares of common stock outstanding, held by approximately 897 shareholders of record, with the total number of shareholders estimated to be approximately 2,100.

No cash dividends were paid in fiscal years 2000 or 1999.
Dividend restrictions are detailed in the Notes to the Consolidated Financial Statements on page 36 of Item 8.

Recent Sales of Unregistered Securities

During fiscal year ended March 31, 2000, there were no sales of unregistered securities.


Item 6.   SELECTED FINANCIAL DATA(1)

Selected Financial Data(1)

(In thousands, except per-share data)

Year Ended March 31,      2000     1999      1998     1997      1996
-----------------------------------------------------------------------
Income Statement Data
Net sales               145,442   95,495    72,008   76,469    55,168

Operating profit        12,430     7,155     4,843    4,216       931

Income before loss       5,342     3,380     2,695    2,173       428
associated with ARIA
Wireless Systems, Inc.

Net income (loss)        5,342     3,380     2,695    2,173   (8,552)

Net income (loss) per     0.99      0.67      0.52     0.42    (1.90)
share - basic

Balance Sheet Data

Working capital          4,619    12,026     6,779    8,238     8,298

Total assets           103,162    98,773    27,498   24,792    25,861

Long-term debt          39,017    53,640     3,622    5,375     8,677

Shareholders' equity    29,994    15,099    11,247   10,572     8,245

Shareholders' equity      4.82      2.96      2.25     2.02      1.60
per outstanding share
----------------------------------------------------------------------
Quarterly Financial        1st      2nd       3rd      4th      Total
Data (unaudited)         Quarter   Quarter   Quarter  Quarter    Year
(In thousands, except
per-share data)
----------------------------------------------------------------------
Fiscal   2000

Net sales              $38,069  $33,658   $35,776  $37,939  $145,442

Operating profit         2,503    2,350     3,517    4,060    12,430

Net income               1,035      827     1,584    1,896     5,342

Net income per share -    0.20     0.16      0.30     0.31      0.99
basic

Net income per share -    0.18     0.15      0.23     0.27      0.83
diluted

Fiscal   1999

Net sales              $20,251  $23,452   $24,288  $27,504   $95,495

Operating profit         1,368    1,691     1,951    2,145     7,155

Net income                 683      765       899    1,033     3,380

Net income per share -    0.14     0.15      0.18     0.20      0.67
basic

Net income per share -    0.13     0.15      0.17     0.20      0.65
diluted
----------------------------------------------------------------------

(1) The above financial data includes the results of the following acquisitions: a) Advanced Systems Development, Inc. since March 1, 1996; b) PRB Associates, Inc. since May 1, 1998; and c) Amherst Systems, Inc. since March 26, 1999.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Comptek designs and develops specialized systems, software, and proprietary products intended for the global military electronics market. These defense-related systems provide management information and implement offensive and defensive responses in combat situations. In addition, we supply EW simulation/stimulation, training, and software validation systems related to electronic surveillance. We also develop systems and provide engineering and technical services for the maintenance and upgrade of EW and command, control, communication, computers, and intelligence (C4I) systems for several U.S. Air Force and U.S. Navy platforms.

The Company conducts its operations as three business segments:
Tactical Systems, EW Simulation and Training Systems ("Simulation and Training"), and Engineering and Technical Services ("Services"). We provide our products and services primarily through three types of contracts: fixed-price, cost-reimbursement, and time-and-materials. Fixed-price contracts require us to provide products and perform services at a stipulated price. Under cost-reimbursement contracts, we are reimbursed for all actual costs incurred in performing the contract, to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. Time-and-materials contracts reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the incurred cost of materials.

Comptek assumes greater financial risk on fixed-price contracts than on either cost-reimbursement or time-and-materials contracts. However, fixed-price contracts typically provide us with greater profit opportunities due to our ability to control costs in such contracts.

On June 12, 2000, subsequent to fiscal year end, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corporation ("Yavapai"), a wholly owned subsidiary of Northrop, providing for the merger of Yavapai with and into the Company (the "Merger"). Upon consummation of the Merger, (i) the Company will become a wholly owned subsidiary of Northrop, and (ii) each outstanding share of common stock of the Company will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock.

The amount of Northrop common stock to be received by the Company's shareholders shall be determined by dividing $20.75 by the average closing price on the New York Stock Exchange for Northrop common stock during the 20 trading days ending two business days prior to the effective date of the Northrop registration statement. In no event will the exchange ratio be more than .2804:1 or less than .2470:1. Should the average closing price of Northrop common stock fall below $74.00 per share during this 20-day period, the Company has the right to terminate the transaction, subject to Northrop's discretionary right to enhance the exchange ratio so that Company shareholders receive a minimum value of $20.75 per common share.

Outstanding unvested options issued under the Company's 1992 Equity Incentive Plan, the 1998 Equity Incentive Stock Plan, and the Non-Employee Director Stock Option Plan immediately vest and become exercisable upon a change of control. In addition, the Company will pay certain key executives severance benefits on termination of employment following a change of control. The aggregate costs associated with these executives' severance benefits are not currently determinable. The Company has also agreed to compensate these executives for one half of the taxable income resulting from exercise of stock options or from dispositions in connection with a change of control. In addition, the Company has agreed to reimburse these executives for excise tax, if any, that results from a change of control. The Company's obligation to these executives for tax consequences is not expected to exceed $4.0 million.

The Company also has change of control severance agreements with certain other employees that are triggered upon change of control and termination of employment. The aggregate costs of such benefits are not currently determinable.

After the completion of the fiscal quarter ended June 30, 2000, and the issuance of the first quarter shares to the participating employees, the Company's Employee Stock Purchase Plan will be suspended.

The Merger Agreement contains, among other things, customary provisions requiring the operation of the business of the Company in the ordinary course consistent with past practice pending closing.

The transaction is subject to the completion of certain closing requirements by the parties and to the customary regulatory approvals.

In March 1999, Comptek completed an acquisition of the business operations, assets, and related liabilities of Amherst Systems, Inc. ("Amherst"). As a result, Amherst contributed 12 months of operating activity in fiscal 2000, significantly affecting our consolidated financial results. Amherst manufactures computer-controlled simulation/stimulation equipment and systems that are used to test military avionics equipment, including radar warning receivers, radar countermeasures equipment, radar, and infrared sensor systems. Amherst operates primarily under the EW Simulation and Training Systems segment (Simulation and Training).

The U.S. Department of Defense (DoD) is our principal customer, accounting for approximately 90% of sales in fiscal 2000, and 87% of sales in both fiscal years 1999 and 1998. We expect future DoD spending for military electronics to increase as major systems are upgraded or replaced. In this DoD spending environment, competition for new procurements is intense and industry consolidation by mergers and acquisitions is commonplace.

Contract backlog at March 31, 2000, was $160.0 million. Backlog decreased 15.1% from March 31, 1999, primarily due to the completion of work on several programs in the Simulation and Training segment and a shift by DoD customers to procure services via General Services Administration (GSA) Schedules, rather than through multi-year services contracts.

Results of Operations

Selected Financial Data

The following table sets forth certain items from the Consolidated Statements of Income as a percentage of total net sales for the periods indicated.

Year Ended March 31,        2000     1999    1998
31,
Net sales                  100.0%   100.0%  100.0%

Gross margin                24.8%    24.0%   19.7%

Selling, general,           14.0%    14.1%   11.9%
and administrative

Research and development     2.2%     2.5%    1.1%

Operating profit             8.5%     7.5%    6.7%

Interest expense             2.5%     1.6%    0.6%

Net income                   3.7%     3.5%    3.7%


Fiscal Year Ended March 31, 2000, Compared with Fiscal Year Ended
March 31, 1999

Net Sales. Net sales increased to $145.4 million in the fiscal year ended March 31, 2000, from $95.5 million for the fiscal year ended March 31, 1999, representing a gain of 52.3%.

The Simulation and Training segment's net sales totaled $64.7 million in fiscal 2000, compared with $20.7 million in fiscal 1999, an increase of 211.9%. This increase resulted primarily from the acquisition of Amherst in March 1999. The Simulation and Training segment currently comprises the former Amherst and Comptek's Advanced Systems Division ("ASD"). Net sales attributable to the former Amherst amounted to approximately $50.3 million but were offset by decreases in ASD's portion of the segment sales. This offsetting decrease was principally due to a drop in orders related to ASD during the first six months of fiscal 2000. During the last six months of the fiscal year, ASD recorded increases in net sales compared to the prior year as a result of concentrated efforts by management to increase the volume and profitability of the business.

The Tactical Systems segment's net sales increased to $42.1 million in fiscal 2000 from $38.5 million in fiscal 1999, a gain of 9.5%. This resulted from an increase in product sales for the current year. In addition, we purchased PRB Associates, Inc., ("PRB") effective May 1, 1998, and as a result, only 11 months of PRB operations are included in the fiscal 1999 consolidated financial statements.

The Services segment reported net sales for fiscal 2000 of $38.6 million, compared with $36.3 million in fiscal 1999, an increase of 6.4%. This increase is associated with fluctuations in the timing of contract performance and the associated receipt of delivery orders under those contracts.

Sales made directly to foreign prime contractors and governments amounted to $15.3 million or 10.5% of total sales in fiscal 2000, compared with $12.2 million or 12.8% in fiscal 1999. The Company's international sales typically involve product lines from the Simulation and Training segment under fixed-price contracts. Indirect international sales, via the U.S. Foreign Military Sales Program, amounted to $4.9 million or 3.3% of total sales in fiscal 2000, compared with $5.0 million or 5.2% in fiscal 1999. The increase in total foreign sales, direct and indirect, is due to the acquisition of Amherst, which contributed $5.8 million in total foreign sales in fiscal 2000.

Gross Margin. Gross margin increased to $36.0 million in fiscal 2000 from $23.0 million in fiscal 1999, representing a gain of 56.8%. Gross margin percentage increased in fiscal 2000 to 24.8% from 24.0% in fiscal 1999. Because of the increased systems sales in both the Tactical Systems and Simulation and Training segments, the Company's systems sales as a percentage of total Company sales increased in fiscal 2000. Systems sales typically produce higher-than-average gross margins for the Company.

Selling, General, and Administrative (SG&A) Expenses. SG&A expenses rose to $20.4 million in fiscal 2000 from $13.4 million in fiscal 1999, representing an increase of 51.5%. The acquisition of Amherst was responsible for the overall rise in SG&A expenditures for fiscal 2000. The increase in Comptek's systems-based work, while producing higher gross margins, requires a higher level of expenditures in marketing and bidding efforts to win new contracts. The amortization of goodwill and other intangibles arising from the Amherst acquisition also increased SG&A expenses.

Research and Development (R&D) Expenses. R&D expenses increased to $3.2 million in fiscal 2000 from $2.4 million in fiscal 1999, representing a gain of 35.5%. R&D efforts in both periods were directed primarily at enhancing and maintaining existing products and systems. R&D efforts are concentrated mainly in the Tactical Systems and Simulation and Training segments.

Operating Profit. Operating profit rose to $12.4 million in fiscal 2000 from $7.2 million in fiscal 1999, representing an increase of 73.7%. As a percentage of sales, operating profit rose to 8.5% in fiscal 2000 from 7.5% in fiscal 1999.

The Simulation and Training segment's operating profits increased to $5.5 million in fiscal 2000 from $2.1 million in fiscal 1999, representing a gain of 159.7%. This increase resulted primarily from the Amherst acquisition, which added $5.0 million of operating profit in the current year. Contributing to these current-year results for Amherst was an incremental margin of approximately $750,000 on a fixed-price contract as certain development and test milestones were completed at lower-than-anticipated costs. Also during the fiscal year, certain manpower and expenditure reductions were implemented that positively impacted the year's operating results. These events were offset in part by a loss of approximately $860,000 on an existing simulation and training fixed-priced contract, which was reported earlier in the year.

The Tactical Systems segment's operating profits totaled $3.6 million for the fiscal year ended March 31, 2000, compared with $3.2 million for the fiscal year ended March 31, 1999, a gain of 11.1%. This resulted from an increase in product sales during fiscal 2000.

The Services segment's operating profits amounted to $3.4 million for fiscal 2000, compared with $1.8 million for fiscal 1999, an increase of 85.7%. These increases resulted primarily from mix of work in the current fiscal year. The Services segment experienced increased work on higher-margin contracts.

Interest Expense. Interest expense rose to $3.7 million in fiscal 2000 from $1.5 million in fiscal 1999, an increase of 140.1%. This is attributable to the financing costs associated with the Amherst acquisition. During fiscal 2000, $10.0 million of the convertible subordinated debentures were converted into the Company's common stock. The fiscal 2000 interest expense associated with these convertibles was $850,000. Accordingly, we anticipate interest expense for fiscal year 2001 to be less than that for fiscal 2000.

Income Taxes. Income taxes increased to $3.4 million in fiscal 2000 from $2.3 million in fiscal 1999, representing an increase of 52.4%. We reported an overall effective tax rate of 39.1% in fiscal 2000, compared with a rate of 40.0% in fiscal 1999. The fiscal 2000 effective tax rate is the net result of the receipt of a tax refund of approximately $75,000 and the recording of an effective tax rate of 40.0% on the operations.

Net Income. Net income rose to $5.3 million, or $0.83 per diluted share, in fiscal 2000 from $3.4 million, or $0.65 per diluted share, in fiscal 1999, representing an increase of 58.0%.

Fiscal Year Ended March 31, 1999, Compared with Fiscal Year Ended
March 31, 1998

Net Sales. Net sales increased to $95.5 million during the fiscal year ended March 31, 1999, from $72.0 million for the fiscal year ended March 31, 1998, representing an increase of 32.6%.

The Simulation and Training segment's net sales totaled $20.7 million in fiscal 1999, compared with $18.2 million in fiscal 1998, a gain of 13.7%. This increase is attributable to work performed under two international simulation contracts totaling approximately $10.0 million. These contracts were awarded at the close of fiscal 1998.

The Tactical Systems segment's net sales rose to $38.5 million in fiscal 1999 from $7.1 million in fiscal 1998, an increase of 442.3%. The acquisition of PRB in May 1998 accounted for $31.1 million of this increase. The majority of PRB sales are attributable to domestic activities with the DoD.

The Services segment reported fiscal 1999 net sales of $36.3 million, compared with $46.7 million in fiscal 1998, a decrease of 22.3%. This decrease resulted primarily from a reduction in subcontractor work on our Electronic Combat Mission Support
(ECMS) contract with the U.S. Navy. The U.S. Navy continues to contract a large portion of the subcontractor work on this contract directly with subcontractors, rather than passing the work through our ECMS contract as it had done in previous years. Sales on the ECMS contract decreased to $6.8 million, or 7.1% of sales, compared with $17.2 million, or 23.9% of sales, in fiscal 1998. The period of performance for the ECMS contract ran through August 31, 1998, and was extended by the Navy in August 1998 to include an additional two years, with a potential value of $28.7 million. Because our role in managing work essentially performed by subcontractors under ECMS is limited in scope, the profit margin we realize on such sales is relatively low. Accordingly, the substantial decrease in sales volume has little impact on profits.

Sales made directly to foreign prime contractors and governments totaled $12.2 million or 12.8% of total sales in the fiscal year ended March 31, 1999, compared with $9.7 million or 13.4% in the fiscal year ended March 31, 1998. The Company's international sales typically involve product lines from the Simulation and Training segment under fixed-price contracts. Indirect international sales, via the U.S. Foreign Military Sales Program, represented $5.0 million or 5.2% of total sales in fiscal 1999, compared with $6.2 million or 8.7% in fiscal 1998. The percentage of net sales attributable to foreign requirements decreased in fiscal 1999 primarily due to the acquisition of PRB, which contributed 32.6% of net sales for the period while contributing only $1.0 million, or 5.8%, in foreign sales.

Gross Margin. Gross margin increased to $23.0 million in the fiscal year ended March 31, 1999, from $14.2 million in the fiscal year ended March 31, 1998, representing a gain of 62.2%. Gross margin percentage increased in fiscal 1999 to 24.0% from 19.7% in fiscal 1998. As a result of the PRB acquisition and the increased systems sales in both the Tactical Systems and Simulation and Training segments, overall systems sales as a percentage of total sales increased in fiscal 1999. Systems sales typically produce higher-than-average gross margins for the Company. In addition, the overall gross margin percentage improved in fiscal 1999 with the completion of a multi-year contract in the Services segment at a higher-than-anticipated profit percentage. The reduction in Services' ECMS net sales had a minimal impact on gross margin due to its "pass-through" nature.

Selling, General, and Administrative (SG&A) Expenses. SG&A expenses rose to $13.4 million in fiscal 1999 from $8.5 million in fiscal 1998, representing an increase of 57.4%. The acquisition of PRB brought about this overall increase in SG&A expenditures, which included the amortization of goodwill and other intangibles. While the Tactical Systems segment had sales that produced higher gross margins, this systems-based work generally requires a higher level of expenditures in marketing and bidding efforts to win new contracts.

Research and Development (R&D) Expenses. R&D expenses increased to $2.4 million in the fiscal year ended March 31, 1999, from $772,000 in the fiscal year ended March 31, 1998, representing a gain of 206.2%. R&D efforts, which are concentrated mainly in the Tactical Systems and Simulation and Training segments, were directed in both periods primarily at enhancing and maintaining existing products and systems. The addition of PRB operations in May 1998 accounted for approximately $1.5 million in R&D expenditures for fiscal 1999. In prior years, the majority of operations were services-based, which typically resulted in relatively small R&D investments.

Operating Profit. Operating profit increased to $7.2 million in fiscal 1999 from $4.8 million in fiscal 1998, representing a gain of 47.7%. As a percentage of sales, operating profit rose to 7.5% in fiscal 1999 from 6.7% in fiscal 1998.

The Simulation and Training segment's operating profits increased to $2.1 million in fiscal 1999 from $1.8 million in fiscal 1998, representing a gain of 14.9%. This resulted primarily from an increase in sales volume. Operating profit as a percentage of sales rose slightly to 10.1% in fiscal 1999 from 10.0% in fiscal 1998.

The Tactical Systems segment's operating profits totaled $3.2 million for fiscal 1999, compared with $897,000 for fiscal 1998, an increase of 260.8%. This is attributable to the May 1998 acquisition of PRB, which contributed approximately $2.3 million in operating profit in fiscal 1999.

The Services segment's operating profits amounted to $1.8 million for fiscal 1999, compared with $2.1 million for fiscal 1998, a decrease of 14.2%. This decrease resulted primarily from a step-up in marketing and bidding efforts prompted by a reduction in sales base during fiscal 1999 and 1998.

Interest Expense. Interest expense rose to $1.5 million in fiscal
1999 from $421,000 in the fiscal year ended March 31, 1998, representing an increase of 261.3%. This is attributable to financing costs associated with the acquisition of PRB.

Income Taxes. Income taxes rose to $2.3 million in fiscal 1999 from $1.7 million in fiscal 1998, an increase of 30.5%. We reported an overall effective tax rate of 40.0% in the fiscal year ended March 31, 1999, compared with 39.0% for the fiscal year ended March 31, 1998. This slight increase is the net result of the nondeductible goodwill created by the PRB acquisition, offset in part by increased sales in our foreign sales corporation (FSC). The FSC allows a partial exemption of income generated by international sales from federal income taxes.

Net Income. Net income increased to $3.4 million, or $0.65 per diluted share, in fiscal 1999 from $2.7 million, or $0.51 per diluted share, in fiscal 1998, representing a gain of 25.4%.

Liquidity and Capital Resources

The table below summarizes cash flow information for the years indicated.

(In millions)
-------------------------------------------------------------
Year Ended March 31, 		        2000    1999   1998
-------------------------------------------------------------
Net cash provided by operating
  activities 	        	        $8.6    $6.5   $5.7


Net cash used in investing activities   (4.3)  (37.8)  (1.7)

Net cash provided by (used in)          (4.6)   33.1   (3.9)
  financing activities
--------------------------------------------------------------
Total change in cash                   $(0.3)  $1.8     $.1
--------------------------------------------------------------


The increase in cash flow from operating activities for fiscal
2000 is primarily driven by the increase in net income.
Operations required working capital, net of the effects of acquisitions, of $2.9 million in fiscal 2000 and provided working capital of $390,000 in fiscal 1999.

Investing activities required cash of $4.3 million in fiscal 2000 primarily for purchase of capital equipment and development of software. In 1999, investing activities required cash of $37.8 million, which was used primarily to acquire PRB in May 1998 and Amherst in March 1999. Capital equipment was purchased totaling $2.6 million and $1.3 million, and cash in the amounts of $1.7 million and $778,000 was used to develop software, in fiscal years 2000 and 1999 respectively.

During fiscal 2000, we reduced our total long-term debt by $4.7 million, compared with an increase of $33.9 million during fiscal 1999. In that year, the purchase of all outstanding shares of PRB stock for $20.0 million was financed with borrowings under the senior credit facility and notes payable to the sellers. Total payments for the acquisition, net of cash received, amounted to $17.9 million. The acquisition of the operations, assets, and associated liabilities of Amherst for a purchase price of $30.0 million was financed through the placement of $15.0 million in convertible subordinated debentures, borrowings under the senior credit facility, and notes payable to the seller. Total cash payments for the Amherst acquisition, net of cash received, amounted to $19.4 million. Long-term debt, debentures, and the revolving credit facility were used to finance the acquisitions of PRB and Amherst in fiscal 1999.

Cash generated from the sale of treasury shares to our employees through the Employee Stock Purchase Plan was used to repurchase 69,566; 72,682; and 354,764 shares of the Company's common stock for the treasury in fiscal 2000, 1999, and 1998 respectively.

During fiscal 2000, holders of $10.0 million in the 8.5% convertible subordinated debentures converted their debt instruments into Comptek common stock at a conversion price of $9.50 per share. As a result of these conversions and the repayment of debt, total debt-to-equity ratio decreased to 2.4 to 1 at March 31, 2000, from 5.5 to 1 at March 31, 1999, and 1.4 to 1 at March 31, 1998. Total debt-to-equity increased in fiscal 1999 relative to fiscal 1998 as a result of additional debt incurred from the acquisitions.

We are reviewing the Company's current requirements for working capital, capital expenditure demands, stock repurchases, and repayment of long-term debt with a view to ensuring that cash flow from operations and the available borrowing capacity are sufficient to cover these requirements for the next fiscal year. We anticipate that some modification, specifically, an increase in borrowing capacity under the current credit facility will be required, primarily because of the $10.0 million in subordinated notes due March 26, 2001, and letter-of-credit requirements.

Other Activities

The Company holds 159,000 shares of ARIA Wireless Systems, Inc. ("ARIA") common stock. As of March 31, 2000, the ARIA common shares were quoted on the OTC Bulletin Board at a last trade price of $1.00 per share. There can be no assurance, however, that the Company would achieve such a price upon any sale of its ARIA shares. Due to the limited available financial and market information, the Company's equity interest in ARIA has not been given any accounting value in the Company's consolidated financial statements.

Inflation

Inflation continues to have minimal effect upon our results.
Where competitive conditions and government regulations permit, we seek to reduce the potential impact of inflation by negotiating price escalation clauses into contracts.

Recently Issued Accounting Standards

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. Because we currently have minimal hedging activity and a lack of derivative instruments, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our earnings or financial position.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Interpretation 44, among other things, requires that certain fixed stock option awards may need to be accounted for as variable options in the event of certain term modifications. As a result of option modifications adopted by the Company after December 15, 1998, certain fixed options will be subject to variable plan accounting after July 1, 2000. The effect of adoption is not yet determinable.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000-ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology or non-information technology systems and believes those systems to have responded successfully to the Year 2000 date change. The Company knows of no material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Qualitative and Quantitative Disclosure of Market Risk

Comptek's revolving credit note and Term Note II have variable interest rates based on LIBOR. On March 31, 2000, $21.9 million was outstanding under these facilities. If LIBOR were to change by 10%, the impact on total interest expense would amount to approximately $79,000 annually. In order to provide interest-rate protection for the variable-rate long-term debt, we have entered into an interest rate swap agreement that converts $7.5 million of this outstanding debt to a fixed rate of 7.86%. A 10% change in LIBOR would not have a material impact on the fair value of the interest-rate swap or on the Company's results from operations or cash flows. At March 31, 2000, the carrying value of Comptek's long-term debt was $39.0 million compared with an estimated fair value of $39.6 million. A 10% increase in the rates offered to the Company would result in a projected fair value at March 31, 2000, of $ 39.6 million.

Forward-Looking Information and Cautionary Statement

The 2000 Annual Report, including this Management's Discussion and Analysis, contains forward-looking statements about Comptek's plans and management's expectations, including the Company's role in the defense industry and our views on the growth prospects for the Company. These forward-looking statements are subject to risks and uncertainties. Plans may also change based upon changing business conditions. The reader is cautioned that such risks and uncertainties could cause actual future results to differ materially from those inferred by the forward-looking statements. Since the Company's primary customer group is the U.S. Government (90% of revenues for 2000 are attributable to DoD prime and subcontracts), future results could be materially affected by: the Government's redirection, contract modification or termination, or similar actions, to stop or delay contract performance; Government budgetary actions; or contracting and payment practices of current and future customers. Some additional uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly skilled technical and professional employees; the availability of capital; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting the Company's financial condition. The Company may also be adversely affected by changes in domestic and international economic conditions, technological developments, and intense competition. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature but which may nevertheless impact the Company's future operations and results.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Comptek Research, Inc., and Subsidiaries

(In thousands, except share and per-share data)
Year Ended March 31,                      2000    1999
---------------------------------------------------------
Assets

Current assets:

Cash and equivalents                    $2,128  $2,376

Receivables                             37,866  36,099

Inventories                              5,213   5,744

Other                                    5,373   1,018
---------------------------------------------------------
Total current assets                    50,580  45,237

Equipment and leasehold improvements,    7,099   7,034
net

Other assets                            45,483  46,502
---------------------------------------------------------
Total assets                          $103,162 $98,773
---------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:

Current installments of long-term debt $12,959  $4,030

Accounts payable                         6,126   7,482

Accrued salaries and benefits           12,957   9,040

Other accrued expenses                   4,029   3,804

Customer advances                        8,278   7,646

Deferred income taxes                    1,612   1,209

Total current liabilities               45,961  33,211

Deferred income taxes                    1,149     853
----------------------------------------------------------
Long-term debt, excluding current       26,058  49,610
installments

Commitments and Contingencies
(notes 3 and 7)

Shareholders' equity:

Preferred stock, $.01 par value,             -       -
3,000,000 shares authorized;
none issued and outstanding; terms
established at issuance

Common stock, $.02 par value,              133     110
10,000,000 shares authorized;
6,696,204 and 5,537,763 shares issued
in 2000 and 1999 respectively

Additional paid-in capital              26,035  16,190

Stock related awards and loans           (153)   (296)

Retained earnings                        7,808   2,466
-----------------------------------------------------------
                                        33,823  18,470

Less cost of treasury shares            (3,829) (3,371)
-----------------------------------------------------------
Total shareholders' equity              29,994  15,099
-----------------------------------------------------------
Total liabilities and
shareholders' equity                   $103,162 $98,773
-----------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Comptek Research, Inc., and Subsidiaries

(In thousands, except per-share data)
Year Ended March 31,           2000      1999      1998
--------------------------------------------------------
Net sales                  $145,442   $95,495   $72,008

Operating costs and
expenses:

Cost of sales               109,443    72,530    57,849

Selling, general, and        20,365    13,446     8,544
administrative

Research and development      3,204     2,364       772
--------------------------------------------------------
Operating profit             12,430     7,155     4,843

Interest expense              3,652     1,521       421
--------------------------------------------------------
Income before income taxes    8,778     5,634     4,422

Income taxes                  3,436     2,254     1,727
--------------------------------------------------------
Net income                   $5,342    $3,380    $2,695
--------------------------------------------------------
Net income per share:
   Basic                       $.99      $.67      $.52
--------------------------------------------------------
   Diluted                     $.83      $.65      $.51
--------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comptek Research, Inc., and Subsidiaries

(In thousands)
Year Ended March 31,                   2000      1999     1998
---------------------------------------------------------------
Operating Activities
Net income                           $5,342    $3,380   $2,695

Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization         5,122     2,604    1,204

Deferred income taxes                   860      (141)   1,359

Non-cash charges and credits, net       215       286      127

Other assets                              -         -      247

Changes in assets and liabilities
providing (using) cash, excluding
effects of acquisitions:
Receivables                          (3,187)   (1,641)    (516)

Inventories                             568      (815)    (405)

Other current assets                 (4,427)      813      162

Accounts payable and accrued          3,522     1,219      854
expenses

Customer advances                       632       814      -
---------------------------------------------------------------
Net cash provided by operating        8,647     6,519    5,727
activities
---------------------------------------------------------------
Investing Activities

Expenditures for equipment and      (2,587)   (1,292)   (1,135)
leasehold improvements

Software costs                      (1,733)     (778)     (567)

Payment from (subsidiary loan to)        50      (51)       50
officer for stock purchase

Acquisition of businesses, net of     (160)  (36,268)        -
cash acquired

Proceeds from sale of assets            129       567        -
---------------------------------------------------------------
Net cash used in investing           (4,301)  (37,822)  (1,652)
activities
---------------------------------------------------------------
Financing Activities

Net proceeds from (repayment of)      (747)     6,212     (700)
revolving debt

Proceeds from issuance of long-          -     15,000        -
term debt

Proceeds from issuance of                 -    15,000        -
convertible subordinated
debentures

Repayment of long-term debt         (3,957)    (2,305)  (1,053)

Payment of debt issuance costs            -    (1,027)       -

Repurchase of common stock            (661)      (635)  (2,719)

Proceeds from sale of common            350       716        -
stock held in treasury

Proceeds from issuance of common        421       168      522
stock
---------------------------------------------------------------
Net cash provided by (used in)       (4,594)   33,129   (3,950)
financing activities
---------------------------------------------------------------
Net increase (decrease) in cash        (248)    1,826      125
and equivalents

Cash and equivalents at beginning     2,376       550      425
of year
---------------------------------------------------------------
Cash and equivalents at end of       $2,128    $2,376     $550
year
---------------------------------------------------------------
Supplemental disclosures of cash flow information (note 9)
See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Comptek Research, Inc., and Subsidiaries



						       Related  Retained    Total
                       Common Stock  	   Additional  Awards  Earnings	  Share-
                 Issued          Treasury    Paid-in    and   Accumulated  holders'
(In thousands)  Shares Amount Shares Amount  Capital   Loans   Deficit)    Equity
------------------------------------------------------------------------------------
Shareholders'    5,369  $107    125  $(838)  $15,130    $(218)   $(3,609)   $10,572
Equity, March
31, 1997

Exercise of         15     -      -      -        79        -          -         79
stock options

Sale of common      94     3      -      -       567        -          -        570
stock

Repurchase of        -     -    355 (2,719)        -        -          -     (2,719)
common stock

Payment from         -     -      -      -         -       50          -         50
officer for
stock purchase

1998 net             -     -      -      -         -        -      2,695      2,695
income
------------------------------------------------------------------------------------
Shareholders'    5,478  $100    480 $(3,557)  $15,776   $(168)     $(914)   $11,247
Equity, March
31, 1998

Exercise of         40      -      -      -       168       -          -        168
stock options

Sale of common       -      -   (122)   821        58       -          -        879
stock

Repurchase of        -      -     72   (635)        -       -          -       (635)
common stock

Loan to              -      -      -      -         -     (27)         -        (27)
officer for
stock purchase

Stock issued        20      -      -      -       188    (101)         -         87
to officer

1999 net             -      -      -      -         -       -      3,380      3,380
income
------------------------------------------------------------------------------------
Shareholders'    5,538   $110    430 $(3,371) $16,190   $(296)    $2,466    $15,099
Equity, March
31, 1999

Exercise of         92      2     10     (93)     512       -          -        421
stock options

Sale of common      13      -    (40)    296      161       -          -        457
stock

Repurchase of        -      -     70    (661)       -       -          -       (661)
common stock

Payment from         -      -      -       -        -      50          -         50
officer for
stock purchase

Stock issued         -      -      -       -        -      93          -         93
to officer

Conversion of    1,053     21      -       -    9,172       -          -      9,193
debentures

2000 net             -      -      -       -        -       -      5,342      5,342
income
------------------------------------------------------------------------------------
Shareholders'    6,696   $133    470 $(3,829) $26,035   $(153)    $7,808    $29,994
Equity, March
31, 2000
------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comptek Research, Inc., and Subsidiaries
March 31, 2000, 1999, and 1998

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

Consolidation

The consolidated financial statements include the accounts of Comptek Research, Inc., and its wholly owned subsidiaries ("the
Company" or "Comptek"). All significant intercompany balances and transactions are eliminated in consolidation.

Revenue Recognition

The Company's operations consist of furnishing computer-technology-related systems, products, and services used in information evaluation and data communications primarily for military applications. The Company provides systems, products, and services under prime contracts and subcontractual arrangements. The Company performs primarily under three types of contracts: 1) cost-reimbursement; 2) fixed-price; and 3) time-and-materials. Revenue from cost-reimbursement contracts is recognized to the extent of costs incurred, plus a proportionate amount of fee earned. Fixed-price contract revenue is recognized on the percentage completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized when the Company incurs labor accounted for at an established hourly rate negotiated in the contract, plus the cost of materials. Certain contracts have terms extending beyond the Company's financial reporting year.
Revisions in costs and estimated earnings are reflected in the year during which the additional data becomes known. Provisions for estimated losses on contracts are recorded in the period in which such losses are determined. The Engineering and Technical Services ("Services") segment operates primarily under cost-reimbursement and time-and-materials contracts, while Tactical Systems and EW Simulation and Training Systems ("Simulation and Training") segments operate primarily under fixed-priced and cost-reimbursement contracts.

The Company's U.S. Government contracts are subject to government audit of direct and indirect costs. All such incurred cost audits have been completed through March 31, 1997. Management does not anticipate any material adjustment to the consolidated financial statements as a result of such audits.

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

Intangible Assets Arising from Business Acquisitions

These assets, consisting of the fair value of identifiable intangible assets and the excess of cost over the fair value of net assets acquired (goodwill), are carried at the lower of cost or net realizable value and are amortized on the straight-line method over the period of estimated benefit, generally ranging from 2 to 25 years. Net realizable value of intangibles is determined based on the projected operating cash flows of the underlying business.

Capitalized Software Costs

The Company capitalizes software costs upon establishing technological feasibility. Technological feasibility is established upon completion of a detailed program design or, in its absence, a working model. Capitalization ceases and amortization commences when the product is available for general release. Software costs are capitalized and subsequently reported at the lower of unamortized cost or estimated net realizable value and are amortized based on current and estimated future revenue for each product with minimum straight-line amortization over the estimated economic life of the product with a maximum amortization period of five years.

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

Financial Instruments

The estimated fair values of financial instruments approximate their carrying amounts in the balance sheet, except as discussed further in note 3. Comptek uses a derivative financial instrument for the purpose of hedging interest rate exposures that exist as a part of its ongoing business operations. We do not hold or issue financial instruments for trading purposes. Instruments used as hedges are intended to reduce the risk associated with the exposure being hedged. Comptek is exposed to credit loss in the event of nonperformance by the counter parties to the instruments; however, we do not expect nonperformance by counter parties. The interest rate differential to be paid or received on the swap is recognized in the statement of income as incurred as a component of interest expense. The cash flows related to the derivative financial instrument are classified in the statement of cash flows in a manner consistent with the transaction being hedged.

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

New Accounting Standards

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal quarter beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. Because we currently have minimal hedging activity and a lack of derivative instruments, we do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our earnings or financial position.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Interpretation 44, among other things, requires that certain fixed stock option awards may need to be accounted for as variable options in the event of certain term modifications. As a result of option modifications adopted by the Company after December 15, 1998, certain fixed options will be subject to variable plan accounting after July 1, 2000. The effect of adoption is not yet determinable.

(2) OTHER FINANCIAL DATA

Following are details concerning certain balance sheet accounts.

Receivables

(In thousands)
March 31,                    2000       1999
-----------------------------------------------
Long-term contracts:

Amounts billed              $12,967    $11,699

Unbilled costs and           23,512     19,218
estimated earnings

Retainage and holdbacks       1,359      4,534
-----------------------------------------------
Total long-term contract     37,838     35,451
receivables

Other trade                     135        670
-----------------------------------------------
Total receivables            37,973     36,121

Less allowance for             (107)       (22)
doubtful accounts
-----------------------------------------------
Receivables                 $37,866    $36,099
-----------------------------------------------

Unbilled contract receivables consist primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts on March 31, 2000, will be received upon presentment of billings or completion of contracts.

The U.S. Department of Defense ("DoD") is our primary customer, accounting for approximately 90% of sales in fiscal 2000 and 87% of sales in both fiscal years 1999 and 1998. On March 31, 2000, $27.5 million of total receivables were from U.S. customers, primarily DoD, and $10.4 million were from international customers. On March 31, 1999, $24.6 million of total receivables were from U.S. customers, primarily DoD, and $11.5 million were from international customers.

Inventories
(In thousands)

March 31,                  2000       1999
-------------------------------------------
Finished goods             $317       $330

Work-in-progress          1,907      2,300

Parts stock               2,989      3,114
-------------------------------------------
Total inventories        $5,213     $5,213


Equipment and Leasehold Improvements
(In thousands)

March 31,                   2000        1999
---------------------------------------------
Cost:
Machinery and equipment  $14,595     $13,369

Furniture and fixtures     1,100       1,061

Leasehold improvements     1,717       1,654
----------------------------------------------
Total cost                17,412      16,084

Less accumulated         (10,313)     (9,050)
depreciation
----------------------------------------------
Equipment and leasehold   $7,099      $7,034
improvements, net
----------------------------------------------

Other Assets
(In thousands)

March 31,                     2000        1999
-----------------------------------------------
Goodwill, net of           $40,337     $41,645
accumulated amortization
of $2,972 at March 31,
2000 and $1,180 at March
31, 1999

Identifiable intangible      1,980       3,229
assets arising from
business acquisitions,
net of accumulated
amortization of $626 at
March 31, 2000, and $76
at March 31, 1999

Software costs, net of       2,574       1,436
accumulated amortization
of $360 at March 31,
2000, and $204 at March
31, 1999

Other                          592         192
-----------------------------------------------
Total other assets         $45,483     $46,502
-----------------------------------------------

At March 31, 2000, Other Current Assets include approximately
$3.1 million of prepaid 401(k) retirement savings plan contributions.

(3) LONG-TERM DEBT

Long-term debt consists of the following.


(In thousands)
March 31,                 2000        1999
-------------------------------------------
Bank credit facility:

Revolving credit note   $9,645     $10,392

Term note I              1,000       2,000

Term note II            12,250      13,750
-------------------------------------------
Total bank credit       22,895      26,142
  facility

Convertible              5,000      15,000
subordinated
debentures

Subordinated notes      10,000      11,000

Capital lease              856       1,201
obligations

Other                      266         297

Total long-term debt    39,017      53,640
-------------------------------------------
Less current           (12,959)     (4,030)
installments
-------------------------------------------
Long-term debt,        $26,058     $49,610
excluding current
installments
-------------------------------------------

The Company has a bank credit facility, which consists of a revolving credit note with a maximum borrowing line of $30 million and two term notes, all secured by substantially all of the Company's assets.

The revolving credit agreement provides for interest, at the Company's option, at the bank's prime rate or LIBOR plus an applicable margin based on a ratio of funded debt to earnings before income taxes, depreciation, and amortization (EBITDA) minus capital expenditures (7.5% at March 31, 2000). In addition, there is a fee of 0.25% per annum on any unused portion of the revolving credit line. Amounts drawn under the revolving credit facility may be converted into a four-year term loan at the Company's discretion at any time prior to its maturity on June 30, 2001. Commitments under letters of credit reducing availability under the revolving credit agreement amounted to $10.5 million.

Term note I is a five-year term loan bearing interest at a fixed rate of 8.5%. The final principal payment of $1,000,000 is due in fiscal year 2001.

Term note II is a seven-year term loan bearing interest at LIBOR plus an applicable margin based on a ratio of funded debt to EBITDA minus capital expenditures (7.8% at March 31, 2000). Annual principal payments of $1,500,000 are due through maturity on June 1, 2005. Additionally, the Company has entered into an interest rate swap agreement that converts $7.5 million of principal to a fixed rate of 7.86% with a termination date of June 1, 2003.

The Bank Credit Facility stipulates that the Company maintain minimum levels of working capital, tangible net worth, funded debt-to-EBITDA, senior funded debt-to-EBITDA, and EBITDA-to-fixed charges. Additionally, the Company may not exceed prescribed levels of capital expenditures and operating lease expense, and is restricted from the payment of cash dividends on common stock. At March 31, 2000, the Company was in compliance with all debt covenants.

In connection with the financing of the acquisition of Amherst Systems, Inc., on March 26, 1999, the Company sold $15 million of 8-1/2% convertible subordinated debentures ("the Debentures"). During fiscal 2000, holders of $10.0 million of the Debentures converted their debt instruments into common stock of the Company at a conversion price of $9.50. Interest on the Debentures is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Debentures mature on April 1, 2004. The Debentures may, at the holder's option, be converted into shares of common stock of the Company at any time prior to redemption or maturity at a conversion price of $9.50 per share. The Debentures are not redeemable by the Company prior to March 1, 2002. Thereafter, the Company may redeem the Debentures at any time together with accrued and unpaid interest at the following premiums on or after: (1) March 1, 2002 - 103.4%, (2) March 1, 2003 - 101.7%; (3) March 1, 2004 and thereafter - 100%. The
Debentures are unsecured obligations of the Company, subordinated in right of payment to all present and future senior indebtedness, including the Company's borrowings under its credit facility. The Debentures do not contain any financial covenants or similar restrictions with respect to the Company.

The Company issued subordinated promissory notes to the sellers to partially finance the acquisition of Amherst Systems, Inc. as follows: (1) $3,500,000 note bearing 5.5% interest due March 26, 2001; and (2) $6,500,000 note bearing 5.5% interest due March 26, 2001. Furthermore, at March 31, 1999, the Company owed $1,000,000 under a 5.5% note to the sellers of PRB Associates, Inc., which was repaid in fiscal 2000.

We are reviewing the Company's current requirements for working capital, capital expenditure demands, stock repurchases, and repayment of long-term debt with a view to ensuring that cash flow from operations and the available borrowing capacity are sufficient to cover these requirements for the next fiscal year. We anticipate that some modifications to the current credit facility, primarily due to the $10.0 million subordinated notes due March 26, 2001 and to letter of credit requirements, will be required.

Assuming conversion of the revolving credit note to term debt, the maturities of long-term debt at March 31, 2000, are:
$12,959,000 in 2001; $3,681,000 in 2002; $4,201,000 in 2003;
$3,911,000 in 2004; $8,911,000 in 2005; and $5,354,000
thereafter.

The fair value of long-term debt is estimated based on quoted market prices and discounted cash flow analysis using current rates offered to Comptek for debt with the same remaining maturities. At March 31, 2000, the estimated fair value of long-term debt was $39.6 million.

Capital lease obligations relate primarily to computer equipment purchases and are payable as follows.

(In thousands)
Year Ending March 31,
-------------------------------------------
2001                                  $ 401

2002                                    321

2003                                    235
-------------------------------------------
Total minimum lease                     957
payments

Less amounts                           (101)
representing interest
ranging from 5.04% to
9.75%
-------------------------------------------
Present value of net                    856
minimum lease payments

Less current                           (348)
installments of capital
leases
-------------------------------------------
Obligations under                      $508
capital leases,
excluding current
installments
-------------------------------------------

(4) INCOME TAXES

The composition of income taxes is as follows.

(In thousands)

Year Ended March 31,                2000      1999      1998
-------------------------------------------------------------
Current:

Federal                           $2,053    $1,975      $225

State                                523       420       143
-------------------------------------------------------------
Total current                      2,576     2,395       368
-------------------------------------------------------------
Deferred:

Federal                              780       (65)    1,200

State                                 80       (76)      159
-------------------------------------------------------------
Total deferred                       860      (141)    1,359
-------------------------------------------------------------
Total income taxes                $3,436    $2,254    $1,727
-------------------------------------------------------------

Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to income before income taxes as follows.

(In thousands)
Year Ended March 31,                2000      1999      1998
--------------------------------------------------------------
Income taxes at the Federal       $2,984    $1,916    $1,503
  statutory rate

State tax effect                     398       227       198

Foreign sales corporation           (176)     (107)      (70)
  benefit

Amortization of non-                 232       240        81
deductible goodwill

General business credits            (106)     (101)        -


Other                                104        79        15
-------------------------------------------------------------
Total income taxes                $3,436    $2,254    $1,727
-------------------------------------------------------------

The tax effects of loss and credit carryforwards and temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2000, and 1999 are as follows.

(In thousands)
March 31,                               2000         1999
----------------------------------------------------------
Deferred tax assets:

Tax loss and credit                     $271         $398
carryforwards

Accrued expenses, not                    321          954
currently deductible

Capital loss                           3,217        3,217
carryforward

Other, net                               305          375
----------------------------------------------------------
Total gross deferred tax assets        4,114        4,944

Valuation allowance                   (3,830)      (3,830)
----------------------------------------------------------
Net deferred tax assets                  284        1,114
----------------------------------------------------------
Deferred tax liabilities:

Receivables on engineering contracts  (1,925)      (2,455)

Capitalized software                    (936)        (426)

Depreciation                            (184)        (295)
----------------------------------------------------------
Total gross deferred tax liabilities  (3,045)      (3,176)
----------------------------------------------------------
Net deferred tax liability           $(2,761)     $(2,062)
----------------------------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management primarily considers the effect of taxable temporary differences, projected future earnings, and, with respect to the capital loss carryforward, the likelihood of capital gains. The Company currently has a $3.8 million deferred tax asset valuation allowance, which relates primarily to the capital loss carryforward.

At March 31, 2000, the Company has state loss carryforwards of $271,000 that expire in 2001. In addition, the capital loss carryforward expires in 2001.

(5) SHAREHOLDERS' EQUITY

Stock Ownership Plans

Pursuant to the Company's 1992 Equity Incentive Plan and 1998 Equity Incentive Plan, options to purchase shares have been granted to certain key employees. The Company may award up to 1,298,000 shares in the form of stock options, restricted stock, performance shares, and other equity awards under both plans. Through March 31, 2000, stock options, restricted stock, and equity awards related to incentive compensation have been issued pursuant to the plans. All options are granted with an exercise price not below fair market value at date of grant, have a term of 10 years, and become exercisable in either equal quarterly or equal annual increments over a period of one to five years.

The Company's Non-Employee Director Stock Option Plan allows the Company to award up to 300,000 shares in the form of non-qualified stock options. Each non-employee director automatically receives options to purchase shares of common stock, as follows:
(1) 1,000 shares on becoming a non-employee director; (2) 1,000 shares following each annual meeting; and (3) 5,000 shares at the beginning of the calendar quarter immediately following such director's first acquiring ownership of at least 5,000 shares. The Plan also allows for discretionary grants by the Board of Directors. All options are exercisable at a price not below fair market value at date of grant, and have a term of 10 years. Options granted on an automatic basis shall be exercisable in full as of the date of grant. Options granted at the discretion of the Board of Directors shall be exercisable as determined by the Board at the time of grant.

The following is a summary of stock option activity for both of these plans.

The following is a summary of stock option activity for both of these plans.



March 31,           2000                    1999                  1998
------------------------------------------------------------------------------

            Number                    Number                Number
              of        Weighted        of     Weighted       of      Weighted
            Shares       Average      Shares   Average      Shares    Average
            Under       Exercise       Under   Exercise      Under    Exercise
           Options       Price        Options   Price       Options    Price
-------------------------------------------------------------------------------
Outstand   619,295         $7.08      553,227    $5.27      436,459     $6.54
ing at
beginning
of year

Granted    405,800          9.06      118,278    8.97       150,000      6.08

Exercised (102,009)         5.77      (40,060)   8.74       (15,098)     5.25

Canceled   (26,669)         7.15      (12,150)   5.70       (18,134)     5.63
------------------------------------------------------------------------------
Outstand-  896,417         $8.15      619,295   $7.08       553,227     $5.27
ing at
end of
year
-------------------------------------------------------------------------------
Exercis-   473,840         $7.95      305,846   $7.40       206,151     $7.65
able at
end of
year
-------------------------------------------------------------------------------

At March 31, 2000, the range of exercise prices and weighted average contractual life of outstanding and exercisable options was $4.125 to $17.63 and 7.67 years respectively.

At March 31, 2000, 25,780 shares were available for future grants under the Equity Incentive Plans. Under the Non-Employee Director
Stock Option Plan, 101,000 shares were available at March 31,
2000 for future grants.

Under the Company's Employee Stock Purchase Plan, each employee whose customary employment is more than 20 hours per week is eligible to purchase the Company's stock at a 15% discount. In fiscal 2000, 40,291 shares were purchased by employees, at prices ranging from $6.80 to $11.37 per share. In fiscal 1999, 104,586 shares were purchased by employees, at prices ranging from $6.69 to $7.43 per share. In fiscal 1998, 73,310 shares were purchased by employees, at prices ranging from $4.89 to $6.64 per share.

The Company has calculated the pro forma disclosures required under SFAS No. 123 for options granted in 2000, 1999, and 1998 using the Black-Scholes option-pricing model. The following assumptions were used in this model: optionees were stratified into three groups based on historical exercise behavior; risk-free interest rate ranged from 6.06% to 6.47%; volatility ranged from 42% to 48%; the expected life of the option was three, five, or ten years respectively for each group; and there was no expected dividend yield.

Had the Company adopted SFAS No. 123, the weighted average fair value of options granted in 2000, 1999, and 1998 would have equaled $4.14, $4.69, and $3.38 respectively. In addition, had the Company determined compensation cost based on the fair value provisions of SFAS No. 123, net income would have totaled $4,505,000 for fiscal 2000, or $.71 per diluted share; $2,651,000 for fiscal 1999, or $.51 per diluted share; and $1,930,000 for fiscal 1998, or $.36 per diluted share.

Shareholder's Rights Plan

In 1999, the Company's Board of Directors adopted a shareholder's rights plan (the "Rights Plan") and distributed to shareholders one preferred stock purchase right for each outstanding share of common stock. Each right will entitle shareholders to buy one-hundredth of a share of the Company's new Series A Junior Participating Preferred Stock at an initial exercise price of $45. The rights expire on April 29, 2009, and may be redeemed by the Company for $.01 per right at any time until 10 days following a public announcement that a 20 percent position has been acquired. The time limit may be extended by the Directors. The Company is authorized to issue 3,000,000 shares of preferred stock, none of which have been issued. In connection with the Merger Agreement (see note 11), the Company agreed to amend the Rights Plan so that it would not be triggered by the Merger Agreement.

(6) EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

The Company maintains three separate 401(k) retirement savings plans for the benefit of eligible individuals employed by the Company or one of its subsidiaries. Benefits provided by each plan vary based on the line of business, but in each instance provide for a Company match of employee contributions. In addition, the Comptek Research and Comptek PRB plans provide for an annual discretionary contribution to the accounts of plan participants. The Company's aggregate expenses for these retirement savings plans totaled $2,631,000 for fiscal 2000; $1,714,000 for fiscal 1999; and $621,000 for fiscal 1998.

Incentive Compensation

Officers and certain key employees of the Company participate in a plan that provides for additional compensation based primarily on the Company's attainment of certain predetermined performance measures. Total expense under this plan amounted to $2,713,000 in 2000; $2,220,000 in 1999; and $1,455,000 in 1998.

For certain individuals with incentive compensation levels that exceeded $4,000 in 1999 and 1998, at least 25% of their total award was paid in the form of Company stock.

(7) COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from leased facilities and also leases certain equipment; substantially all of these are classified as operating leases. The Company leases one facility from a current executive officer. The lease provides for an annual net rent of $1,200,000 and expires on April 30, 2001.

All leases expire prior to the year 2006. It is expected that in the normal course of business, leases that expire will be renewed or replaced. The aggregate minimum lease commitment under non-cancelable leases with a remaining term greater than one year as of March 31, 2000, totaled $16,287,000, payable as follows:
$4,917,000 in 2001; $3,333,000 in 2002; $2,804,000 in 2003;
$2,078,000 in 2004; and $3,155,000 for the years thereafter.

Rental expense incurred from operating leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) amounted to $5,373,000 in 2000; $3,034,000 in 1999; and $1,671,000 in 1998.

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business and that have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse impact on the Company's financial position, results of operations, or liquidity.

(8) EARNINGS PER COMMON SHARE

The table below reconciles the effect that potentially dilutive securities have on earnings per share.

(In thousands)
Year Ended March 31,              2000    1999    1998
-------------------------------------------------------------
Net income                       $5,342  $3,380  $2,695
-------------------------------------------------------------
Weighted average shares           5,421   5,044   5,184
outstanding - basic
-------------------------------------------------------------
Basic earnings per share          $0.99   $0.67   $0.52
-------------------------------------------------------------
Net income                       $5,342  $3,380  $2,695

After tax equivalent of             510       -       -
interest expense on 8.5%
convertible subordinated
debentures
-------------------------------------------------------------
Income for purposes of           $5,852  $3,380  $2,695
computing diluted net
earnings per share
-------------------------------------------------------------
Weighted average shares           5,421   5,044   5,184
outstanding

Incremental shares from
assumed conversions:

Stock options                       235     167     132

Convertible subordinated          1,397       -       -
debentures
-------------------------------------------------------------
Weighted average and              7,053   5,211   5,316
equivalent shares outstanding
- diluted
-------------------------------------------------------------
Diluted earnings per share        $0.83   $0.65   $0.51
-------------------------------------------------------------

(9) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)
Year Ended March 31,              2000    1999    1998
-------------------------------------------------------
Cash operating activities:

Interest paid                   $3,510  $1,473    $423

Income taxes paid                2,949   1,242     916
-------------------------------------------------------
Noncash investing and
financing activities:

Equity awards                     $200    $250    $127

Conversion of subordinated      10,000       -       -
debentures including debt
issuance costs
-------------------------------------------------------
Noncash liabilities of
businesses acquired:

Fair value of noncash assets     $   -  $66,572  $   -
acquired

Less cash paid, net of cash          -  (36,268)     -
acquired

Less subordinated promissory         -  (11,000)     -
notes issued
-------------------------------------------------------
Liabilities assumed or           $   -  $19,304  $   -
incurred
-------------------------------------------------------

(10) BUSINESS SEGMENTS

The Company's business segments comprise EW Simulation and Training Systems, Tactical Systems, and Engineering and Technical
Services.

The EW Simulation and Training Systems segment designs, develops, and manufactures electronic environment simulators and stimulators for trainers, jammers, and radar warning receiver evaluation subsystems. Simulation technology can be employed in a variety of applications, including testing, training, maintenance, and research. This segment typically operates under fixed-price and cost-reimbursement contracts. No Simulation and Training segment contract accounted for more than 10% of total Company sales during any period presented.

The Tactical Systems segment designs and produces technically advanced systems and products. These systems include operational and diagnostic software. Specific areas of specialty include electronic warfare (EW) radar signal processing, EW threat analysis, EW countermeasures, real-time command and control data link processing and display, mission planning, and airspace management systems. This segment typically operates under fixed-price and cost-reimbursement contracts. No Tactical Systems segment contract accounted for more than 10% of total Company sales during any period presented.

The Services segment provides engineering and technical support, including program management, software verification and validation, and training predominantly to the U.S. Department of Defense and primarily under cost-reimbursement and time-and-materials contracts. Services operations are located in the U.S., typically near to or on U.S. military command installations. In 2000 and 1999, no Services contract accounted for more than 10% of total Company sales. In 1998, significant Services contracts included Naval Air Systems Command for Electronic Combat Missions Systems (ECMS); and the Naval Sea Systems Command (NAVSEA). The ECMS contract contributed 24% of total Company sales in 1998, and the NAVSEA contract accounted for 11% of total Company sales in 1998.

Sales made directly to foreign prime contractors and governments amounted to $15.3 million or 10.5% of total sales in fiscal 2000, compared with $12.2 million or 12.8% in fiscal 1999. The Company's international sales typically involve product lines from the Simulation and Training segment under fixed-price contracts. Indirect international sales, via the U.S. Foreign Military Sales Program, represented $4.9 million or 3.3% of total sales in fiscal 2000, compared with $5.0 million or 5.2% in fiscal 1999. "Corporate" accounts for corporate, general, and administrative expenses. These expenses are generally recoverable from contract revenues by allocation to operations. General corporate assets principally include cash; prepaid expenses; and property, plant, and equipment.

The following table summarizes segment information.

(In thousands)
Year Ended March 31,                 2000       1999     1998
-------------------------------------------------------------
Net Sales:
Simulation and Training Systems   $64,694    $20,742  $18,245

Tactical Systems                   42,147     38,487    7,053

Engineering and Technical          38,601     36,266   46,710
Services
-------------------------------------------------------------
                                 $145,442    $95,495  $72,008

Operating Profit:

Simulation and Training Systems    $5,465     $2,104   $1,831

Tactical Systems                    3,595      3,236      897

Engineering and Technical           3,370      1,815    2,115
Services
-------------------------------------------------------------
                                  $12,430     $7,155   $4,843

Identifiable Assets:

Simulation and Training Systems   $68,128    $63,012   $7,160

Tactical Systems                   24,524     21,556    2,325

Engineering and Technical           8,629     13,417   17,430
Services

Corporate                           1,881        788      583
-------------------------------------------------------------
                                 $103,162    $98,773  $27,498

Capital Expenditures (including
Capitalized Software):

Simulation and Training Systems    $2,769       $267     $400

Tactical Systems                      631      1,297      631

Engineering and Technical             616        440      654
Services

Corporate                             304         66       17
-------------------------------------------------------------
                                   $4,320     $2,070   $1,702

Depreciation/Amortization:

Simulation and Training Systems    $3,021       $532     $475

Tactical Systems                    1,406      1,415       43

Engineering and Technical             645        637      670
Services

Corporate                              50         20       16
-------------------------------------------------------------
                                   $5,122     $2,604   $1,204


(11) SUBSEQUENT EVENT

On June 12, 2000, subsequent to fiscal year end, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corporation ("Yavapai"), a wholly owned subsidiary of Northrop that provides for the merger of Yavapai with and into the Company (the "Merger"). Upon consummation of the Merger, (i) the Company will become a wholly owned subsidiary of Northrop and (ii) each outstanding share of common stock of the Company will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock.

The amount of Northrop common stock to be received by the Company's shareholders shall be determined by dividing $20.75 by the average closing price on the New York Stock Exchange for Northrop common stock during the 20 trading days ending two business days prior to the effective date of the Northrop registration statement. In no event will the exchange ratio be more than .2804:1 or less than .2470:1. Should the average closing price of Northrop common stock be less than $74.00 per share during this 20-day period, the Company has the right to terminate the transaction, subject to Northrop's discretionary right to enhance the exchange ratio so that Company shareholders receive a minimum value of $20.75 per common share.

Outstanding unvested options issued under the Company's 1992 Equity Incentive Plan, the 1998 Equity Incentive Stock Plan, and the Non-Employee Director Stock Option Plan immediately vest and become exercisable upon a change of control. In addition, the Company will pay certain key executives severance benefits on termination of employment following a change in control. The aggregate costs associated with these executives' severance benefits are not currently determinable. The Company has also agreed to compensate these executives for one half of the taxable income resulting from exercise of stock options or from dispositions in connection with a change in control. In addition, the Company has agreed to reimburse these executives for excise tax, if any, that results from a change in control. The Company's obligation to these executives for tax consequences is not expected to exceed $4.0 million.

The Company also has change of control severance agreements with certain other employees that are triggered upon change of control and termination of employment. The aggregate costs for such benefits are not currently determinable.

After the completion of the fiscal quarter ended June 30, 2000, and the issuance of the first quarter shares to the participating employees, the Company's Employee Stock Purchase Plan will be suspended.

The Merger Agreement contains, among other things, customary provisions requiring the operation of the business of the Company in the ordinary course consistent with past practice pending closing.

The transaction is subject to the completion of certain closing requirements by the parties and to the customary regulatory approvals.






                  Independent Auditors' Report




The  Board  of  Directors and Shareholders of  Comptek  Research,
Inc.:


We have audited the accompanying consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comptek Research, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                              KPMG LLP

May 17, 2000
Buffalo, New York



Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          This Item is not applicable

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under the caption "ELECTION OF DIRECTORS" in the Company's 2000 Definitive Proxy Statement is incorporated herein by reference. Also see Part I of the Report, under the caption "Officers of the Registrant" for additional information relating to the Company's executive officers.

Item 11.  EXECUTIVE COMPENSATION

The information under the caption "COMPENSATION AND RELATED
MATTERS" in the Company's 2000 Definitive Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

This information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's 2000 Definitive Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the sub-caption "CERTAIN TRANSACTIONS" in the Company's 2000 Definitive Proxy Statement is incorporated herein by reference.


                             PART IV

Item 14.  EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES, AND  REPORTS
          ON FORM 8-K

(a)    (1)     Financial Statements

       Included in Part II, Item 8, of this report:

       Consolidated Balance Sheets as of March 31, 2000 and 1999

       Consolidated Statements of Income for the years ended
       March 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended
       March 31, 2000, 1999 and 1998

       Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

       (2)

       The following financial statement schedule and independent auditors' report thereon should be read in conjunction with the financial statements incorporated by reference in conjunction with the financial statements incorporated by reference in Item 8 in this Form 10-K:

                                                        Page No.
       II - Valuation and Qualifying Accounts. . . . . . . 51


       Schedules other than that listed above are omitted since they are inapplicable or not required under the instructions.

       (3)       Exhibits:

       See Exhibit Index filed herewith on pages 52 through 54 of this Report

(b)    Reports on Form 8-K:

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2000.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPTEK RESEARCH, INC.


DATE:  June 27, 2000                 By:/s/John J. Sciuto
                                     ______________________________
                                     John J. Sciuto, Chairman,
                                     President, and Chief Executive
                                     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signatures                  Title                  Date

                         Chairman, President
                                 and
                           Chief Executive
/s/John J. Sciuto              Officer            June 27, 2000
John J. Sciuto

                           Chief Financial
                           Officer, Senior
                           Vice President
                            and Treasurer
                             (principal
                           accounting and
/s/Laura L. Benedetti    financial officer)       June 27, 2000
Laura L. Benedetti


/s/Joseph A. Alutto           Director            June 27, 2000
Joseph A. Alutto


/s/John R. Cummings           Director            June 27, 2000
John R. Cummings


/s/G. Wayne Hawk              Director            June 27, 2000
G. Wayne Hawk


/s/Patrick J. Martin          Director            June 27, 2000
Patrick J. Martin


/s/James D. Morgan            Director            June 27, 2000
James D. Morgan


/s/Henry P. Semmelhack        Director            June 27, 2000
Henry P. Semmelhack




  Independent Auditors' Report on Financial Statement Schedule


The Board of Directors and Shareholders of
Comptek Research, Inc.:

Under date of May 17, 2000, we reported on the consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express and opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP



May 17, 2000
Buffalo, New York

                          Schedule II

            COMPTEK RESEARCH, INC. AND SUBSIDIARIES

               Valuation and Qualifying Accounts
                        (In Thousands)
          Years ended March 31, 2000, 1999, and 1998


                       Balance                Charge-    Balance
                         at                    offs,      at End
    Description       Beginning  Additions   Disposals   of Period
                      of Period                and
                                             Transfer
Allowance for
Doubtful Accounts
and Note

  Year ended               $150        $22       $--       $172
  March 31, 1998

  Year ended               $172        $--      $150        $22
  March 31, 1999

  Year ended                $22        $85       $--       $107
  March 31, 2000


Inventory Reserves

  Year ended                $--        $25       $--        $25
  March 31, 1998

  Year ended                $25        $60       $25        $60
  March 31, 1999

  Year ended                $60        $22       $--        $82
  March 31, 2000





                        INDEX TO EXHIBITS
                          ____________
Exhibit                                              Page No. or
No.             Description of Exhibit                Location
-----------------------------------------------------------------

2.1   Acquisition of Advanced Systems Development ,       (b)
      Inc.
2.2   Acquisition of PRB Associates, Inc.                 (f)
2.3   Acquisition of Amherst Systems, Inc.                (i)
3.1   Restated Certificate of Incorporation of            (c)
      Registrant, as amended.
3.2   Restated By-laws of Registrant, as amended.         (g)
3.2a  Amendment to Restated By-laws of Registrant.        (m)
4.1a  Indenture dated March 24, 1999 between the          (j)
      Registrant and The Bank of New York, as
      trustee.
4.1b  Form of Debenture (included in Exhibit 4.1a)        (j)
4.1c  Form of Registration Rights Agreement.              (j)
10.1  Registrant's 1992 Equity Incentive Plan, as         (a)
      amended.
10.1a Registrant's 1998 Equity Incentive Stock Plan       (h)
10.1b Form of incentive stock option agreement and        (e)
      non-qualified stock agreement issued under
      Registrant's Equity Incentive Plans to plan
      participants, including executive officers.
10.1c Non-Qualified Stock Option Agreement dated          (e)
      June 20, 1996 by and between Registrant and
      John J. Sciuto.
10.2  1994 Stock Option Plan for Non-Employee             (k)
      Directors, as amended.
10.3  Employment agreement between Registrant and         (g)
      John J. Sciuto.
10.3a Employment agreement between Registrant and         (g)
      Christopher A. Head.
10.3b Employment agreement between Registrant and         (g)
      Laura L. Benedetti.
10.3c Employment agreement between Registrant and         (g)
      James D. Morgan.
10.3d Loan Agreement , dated July 9, 1996, between        (d)
      Comptek Federal Systems, Inc. (wholly-owned
      subsidiary of the Registrant) and John J.
      Sciuto.
10.3e Loan Agreement, dated February 3, 1999,             (k)
      between Comptek Federal Systems, Inc. (wholly-
      owned subsidiary of the Registrant) and John
      J. Sciuto.
10.3f Employment Agreement between PRB Associates,        (g)
      Inc. (wholly-owned subsidiary of the
      Registrant) and Lawrence M. Schadegg.
10.3g Restricted Stock Agreement between Registrant       (g)
      and Lawrence M. Schadegg.
10.3h Employment Agreement between Registrant and         (l)
      Bradley H. Feldmann.
10.3i Employment Agreement between Comptek Amherst        (l)
      Systems, Inc. (wholly owned subsidiary of the Registrant) and Edward G. Eberl.
10.3j Form of Indemnification Agreement between           (n)
      Registrant and its Directors and Officers.
10.3k Form of Change of Control Agreement between         (n)
      Registrant and Certain Employees.
10.3l Change of Control Severance Plan between            (n)
      Registrant and Certain Employees
10.3m Amendment to Change of Control Severance Plan        59
      between Registrant and Certain Employees
10.3n Form of Gross-Up Letter Issued to Laura L.           61
      Benedetti, Bradley H. Feldmann, Christopher
      A. Head, and John J. Sciuto
10.3o Letter Agreement Regarding Repayment of Stock        64
      Loan between Registrant and John J. Sciuto
10.5  Interest Rate Swap Agreement, dated May 1,          (g)
      1998, between Registrant and KeyBank, N.A.
10.5a Loan Agreement, dated May 14, 1998, between         (g)
      Registrant and Manufacturers and Traders Trust
      Company
10.5b Loan Agreement, dated March 24, 1999, as            (k)
      amended, between Registrant and  Manufacturers
      and Traders Trust Company
10.5c Demand Note dated July 16, 1999 for $1,000,000      (n)
      between Registrant and Manufacturers and
      Traders Trust Company.
10.5d Demand Note dated September 2, 1999 for             (n)
      $3,000,000 between Registrant and
      Manufacturers and Traders Trust Company.
10.5e Amendment to Loan Agreement, dated March 31,         57
      2000, between Registrant and Manufactures and
      Traders Trust Company
10.6  Real property lease between Registrant and          (k)
      Southern Maryland Property Management
      Associates, premises at 43865 Airport View
      Drive, Hollywood, MD
10.6a Real property lease between Registrant and          (k)
      Charles E. Dowdell  and Nancy L. Dowdell, as
      individuals, premises at 30 Wilson Road,
      Williamsville, NY
11    Reconciliation of Basic and Diluted EPS             (k)
      Computations
21    List of Subsidiaries.                                55
23    Consent of Independent Auditors.                     56
27    Financial Data Schedule.                             66


                        INDEX TO EXHIBITS
                         _______________

                       LOCATION OF EXHIBIT

(a) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 29, 1995
(b) Designates Exhibit annexed to the Company's Form 8-K filed March 22, 1996 and Form 8-K/A filed May 13, 1996.
(c) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1996.
(d) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended September 27, 1996.
(e) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1997.
(f)  Designates Exhibit annexed to the Company's Form 8-K filed
     May 28, 1998
(g) Designates Exhibit annexed to the Company's Form 10-K for the year ended March 31, 1998.
(h) Designates Exhibit annexed to the Company's 1998 Definitive Proxy Statement filed July 8, 1998.
(i) Designates Exhibit annexed to the Company's Form 8-K filed on April 12, 1999.
(j) Designates Exhibit annexed to the Company's Registration Statement, #333-77045, filed April 26, 1999.
(k) Designates Exhibit annexed to Amendment No. 1 to the Company's Registration Statement, #333-77045, filed June 25, 1999.
(l) Designates Exhibit annexed to Company's Form 10-Q filed for the quarter ended October 1, 1999.
(m) Designates Exhibit annexed to Company's Form 10-Q filed for the quarter ended July 2, 1999.
(n) Designates Exhibit annexed to Company's Form 10-Q filed for the quarter ended December 31, 1999.

                        INDEX TO EXHIBITS
                         _______________

The following exhibits constitute management contracts or compensation plans under Category 10(iii)(A) of Regulation S-K:

10.1  Registrant's 1992 Equity Incentive Plan, as amended.
10.1a Registrant's 1998 Equity Incentive Stock Plan
10.1b Form of incentive stock option agreement and non-qualified stock agreement issued under Registrant's Equity Incentive Plans to plan participants, including executive officers.
10.1c Non-Qualified Stock Option Agreement dated June 20, 1996 by and between Registrant and John J. Sciuto.
10.2 1994 Stock Option Plan for Non-Employee Directors, as amended.
10.3 Employment Agreement between Registrant and John J. Sciuto. 10.3a Employment Agreement between Registrant and Christopher A.
      Head.
10.3b Employment Agreement between Registrant and Laura L.
      Benedetti.
10.3c Employment Agreement between Registrant and James D.
      Morgan.
10.3d Loan Agreement between Comptek Federal Systems, Inc.
      (wholly-owned subsidiary of the Registrant) and John J.
      Sciuto.
10.3e Loan Agreement , dated February 3, 1999, between Comptek
      Federal Systems, Inc. (wholly-owned subsidiary of the Registrant) and John J. Sciuto
10.3f Employment Agreement between PRB Associates, Inc. (wholly owned subsidiary of the Registrant) and Lawrence M.
      Schadegg.
10.3g Restricted Stock Agreement between Registrant and Lawrence
      M. Schadegg.
10.3h Employment Agreement between Registrant and Bradley H.
      Feldmann.
10.3i Employment Agreement between Comptek Amherst Systems, Inc.
      (wholly owned subsidiary of the Registrant) and Edward G.
      Eberl.
10.3j Form of Indemnification Agreement between Registrant and its Directors and Officers.
10.3k Form of Change of Control Agreement between Registrant and
      Certain Employees.
10.3n Form of Gross-Up Letter Issued to Laura L. Benedetti, Bradley
      H. Feldmann, Christopher A. Head, and John J. Sciuto
10.3o Letter Agreement Regarding Repayment of Stock Loans between
      Registrant and John J. Sciuto



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

        100%           Ontario, Canada  Telemus, Inc







                  Independent Auditors' Consent


The Board of Directors
Comptek Research, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 33-54170, 33-82536, 333-86333 and 333-62753) on
Form S-8 of Comptek Research, Inc. of our report dated May 17, 2000, relating to the consolidated balance sheets of Comptek Research, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000, and related schedule, which reports appear in the March 31, 2000 annual report on Form 10-K of Comptek Research, Inc.



                                     KPMG LLP

Buffalo, New York
June  27, 2000




                          Exhibit 10.5e
        Amendment to Loan Agreement, dated March 31, 2000
 Between Registrant and Manufacturers and Traders Trust Company





Manufacturers and Traders Trust Company
One Fountain Plaza, Buffalo, NY 14203-1495
(716) 842-4200     Fax:  (716) 848-7318

Western New York Commercial Banking Department




March 31, 2000





Ms. Toi O'Brien
Assistant Treasurer
Comptek Research, Inc.
2372 Transit Road
Buffalo, NY 14224

RE:         REVOLVING CREDIT AGREEMENT

Dear Toi:

I am pleased to inform you that Manufacturers and Traders Trust Company has extended the Revolving Loan Maturity Date as defined in Section 1.rr of a Corporate Revolving and Term Loan Agreement, dated March 24, 1999, between Manufacturers and Traders Trust Company and Comptek Research, Inc. from January 31, 2000 to June 30, 2001.

Also pursuant to your request, the maximum permitted annual capital expenditure limitation contained in Section 8e. of the above mentioned Loan Agreement has been increased to $5,000,000.

Congratulations on the company's continued strong performance!
Please feel free to contact me if you require any further information.

Very truly yours,



/s/Mark E. Hoffman
Mark E. Hoffman
Vice President

MEH:hck





                          Exhibit 10.3m
          Amendment to Change of Control Severance Plan
            Between Registrant and Certain Employees




                            Amendment
                               To
                   The Comptek Research, Inc.
            Employee Change of Control Severance Plan

                       __________________


  The Comptek Research, Inc. Employee change of Control Severance
Plan (the "Plan") was amended by the Compensation Committee of the Board of Directors effective April 17, 2000, to add the following provision at the end of Section 3.1 of the Plan:

           A Participant shall be entitled to participate in each of the Employer's employee benefits plans, policies or arrangements, which provide for insurance or medical benefits, on the same basis as was provided to the Employee prior to the occurrence of an event under
       Section 3.2 for a period equal to the longer of (i) three months or (ii) the number of months of Monthly Base Pay used to determine the Participant's Severance Amount.


                             Exhibit 10.3n
                   Form of Gross-Up Letter Issued to
                Laura L. Benedetti, Bradley H. Feldmann
                Christopher A. Head, and John J. Sciuto

March 20, 2000


PERSONAL AND CONFIDENTIAL

[Named Executive Officer]

Dear          :

           Re:     Agreement Regarding Stock Options

     This is to confirm that in the event (i) you are required or elect to exercise any option granted to you under the Comptek Research, Inc. 1992 Equity Incentive Stock Plan, the Comptek Research, Inc. 1998 Equity Incentive Stock Plan or under any other future plan or arrangement granting you options to purchase shares of Comptek Research, Inc. (collectively the "Stock Plans") and to sell or otherwise dispose of the shares received, (ii) any option granted to you under any Stock Plan is paid to you in cash or
(iii) you receive a payment in cancellation of any option granted to you under the Stock Plans which event, in any of the instances describe above, directly or indirectly results from or occurs in connection with, or in anticipation of, a Change of Control as hereinafter defined, you will be entitled to the following:

          Payment of an amount equal to 50% of the amount you must include as income as a result of the (i) exercise of the option (ii) the sale or disposition of the shares acquired by the option and (iii) the payment in cancellation of the option. Payment of this amount shall be made by Comptek Research, Inc. no later than 5 days following the occurrence of the Change of Control.

     For purposes of this letter agreement a "Change of Control" shall have the same meaning as in the Change of Control Agreement by and between Comptek Research, Inc. and you, dated December 29, 1999.

     Payments made to you under this letter agreement will not reduce or offset any amounts otherwise payable to you under the Change of Control Agreement or other plan, agreement or arrangement. Comptek Research, Inc. is entitled to withhold from all payments under this letter agreement any amounts that are required to be deducted or withheld under any provision of law (including, but not limited to, Social Security payments and income tax with-holding) now in effect or that may become effective any time.

     The terms of this letter agreement will be governed by the laws of the State of New York and will be binding on Comptek Research, Inc. and its successors (who consent to jurisdiction in the State of New York with respect to the subject matter of this letter agreement) and will inure to the benefit of your heirs. If any provision of this letter agreement is held invalid or unenforceable for any reason, all other provisions will remain in effect.

                                            Very truly yours,


                                            COMPTEK RESEARCH, INC.

                                         By:________________________
                                            Joseph A. Alutto, Chairman
                                            of the Compensation Committee


Agreed to and accepted by:




_________________________

Date:____________________



                             Exhibit 10.3o
               Letter Agreement Regarding Repayment of
           Stock Loans between Registrant and John J. Sciuto


March 20, 2000


Mr. John J. Sciuto
Comptek Research, Inc.
2732 Transit Road
West Seneca, NY 14224

     Re:  Repayment of Stock Loans

Dear John:

This is to confirm that in the event of a "Change of Control" as defined in the Change of Control Agreement by and between Comptek Research, Inc. and you, dated December 29, 1999, you will be entitled to the following:

     Payment of an amount equal to the then outstanding balance of the loans provided to you by Comptek Federal Systems, Inc. for the purchase of Comptek Research, Inc. common shares represented by the promissory notes dated July 9, 1996, and February 3, 1999. Payment of this amount shall be made by Comptek Research, Inc. no later than five days following the occurrence of the Change of Control.

Payments made to you under this letter agreement will not reduce or offset any amounts otherwise payable to you under the Severance Plan or other plan, agreement or arrangement. Comptek Research, Inc. is entitled to withhold from all payments under this letter agreement any amounts that are required to be deducted or withheld under any provision of law (including, but not limited to, Social Security payments and income tax withholding) now in effect or that may become effective any time.

The terms of this letter agreement will be governed by the laws of the State of New York and will be binding on Comptek Research, Inc. and its successors (who consent to jurisdiction in the State of New York with respect to the subject matter of this letter agreement) and will inure to unenforceable for any reason, all other provisions will remain in effect.

                                         Very truly yours,

                                         COMPTEK RESEARCH, INC.


                                      By:___________________________
                                         Joseph A. Alutto, Chairman
                                         of the Compensation Committee

Agreed to and accepted by:

/s/John J. Sciuto

Date:  27 March 00