Form 10-K/A
period 2000-03-31
COMPTEK RESEARCH INC/NY
filed 2000-08-10
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC

                          FORM 10-K/A
                        Amendment No. 1


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2000.

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________to________________


               Commission file number :   1-8502


                         Comptek Research, Inc.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
----------------------------             ----------------------
(State or other jurisdiction 		             (I.R.S. Employee
of incorporation or organization)	          Identification No.)


2732 Transit Road, Buffalo, New York            14224-2523
------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (716) 677-4070

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
 Title of each Class                       which registered
------------------------------------------------------------------
Common Stock, $.02 par value            American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                              None
------------------------------------------------------------------
                        (Title of class)

                         Not Applicable
------------------------------------------------------------------
                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
                                       Yes    X    No
                                    					   ------   	------
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

              DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Comptek
Research, Inc. Proxy Statement for the Annual Meeting of
Shareholders, to be held July 27, 2000 (the "Company's 2000
Definitive Proxy Statement").


The Company's 2000 definitive Proxy Statement is to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2000.

                        EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed in order to amend
Item 14(b) of Part IV of Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2000 in order to add exhibits and correct certain exhibit references.

                            AMENDMENT

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

The following exhibits are added:

4.2 The Rights Agreement dated as of April 16, 1999, between Comptek Research, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference as Exhibit 4 to Comptek's Current Report on Form 8-K, dated April 19, 1999.)

24   Power of Attorney

Note (a) to the Index of Exhibits setting forth the location of certain exhibits is hereby amended as follows:

(a) Designates Exhibit annexed to the Company's Form 10-Q for the quarter ended June 30, 1995


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPTEK RESEARCH, INC.


DATE:  August 10, 2000          By:/s/John J. Sciuto
                                John J. Sciuto, Chairman,
                            				President, and Chief
                            				Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Joseph A. Alutto*                                 August 10, 2000
Joseph A. Alutto, Director


/s/Laura L. Benedetti                             August 10, 2000
Laura L. Benedetti,
CFO, Senior Vice President - Finance
and Treasurer

John R. Cummings*                                 August 10, 2000
John R. Cummings, Director

G. Wayne Hawk*                                    August 10, 2000
G. Wayne Hawk, Director

Patrick J. Martin*                                August 10, 2000
Patrick J. Martin, Director

Wayne E. Meyer*                                   August 10, 2000
Wayne E. Meyer, Director

James D. Morgan*                                  August 10, 2000
James D. Morgan, Director


/s/John J. Sciuto                                 August 10, 2000
John J. Sciuto, Chairman, President, Chief
Executive Officer and Director

Henry P. Semmelhack*                              August 10, 2000
Henry P. Semmelhack, Director


*By: /s/ Christopher A. Head                      August 10, 2000
     Christopher A. Head
     Attorney-in-fact


                         INDEX TO EXHIBIT
                    _________________________

 Exhibit No.             Description              Page/Location
------------------------------------------------------------------
     4.2        Rights Agreement, dated as  of         n/a
                April    16,   1999,   between
                Comptek  Research,  Inc.   and
                American   Stock  Transfer   &
                Trust   Company,   as   Rights
                Agent (Exhibit annexed to  the
                Company's   Form   8-K   filed
                April 19, 2000.)

      24        Power of Attorney                       5






                                                       Exhibit 24


                        POWER OF ATTORNEY

        FILING OF AMENDMENT TO ANNUAL REPORT ON FORM 10-K


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of COMPTEK RESEARCH, INC., a New York corporation (the "Corporation"), hereby nominate and appoint CHRISTOPHER A. HEAD and LAURA L. BENEDETTI, and each of them acting or signing singly, as his or her agents and attorneys-in-fact (the "Agents"), in his or her respective name and in the capacity or capacities indicated below to execute and/or file any on or more amendments to any part of the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

     Further, each of the undersigned does hereby ratify, confirm and approve each and every act and document which the said appointed agents and attorneys-in-fact may take, execute or file pursuant thereto with the same force and effect as though such action had been taken or such documents had been executed or filed by the undersigned respectively.

     This Power of Attorney shall remain in full force and effect until revoked or superseded by written notice filed with the SEC.

     IN WITNESS WHEREOF, this Power of Attorney has been executed in counterpart originals by the undersigned on this 5th day of August, 2000.




/s/Joseph A. Alutto                   /s/Laura L. Benedetti
Joseph A. Alutto, Director            Laura L. Benedetti, Chief
                                      Financial Officer, Senior
                                      Vice President, and
                                      Treasurer



/s/John R. Cummings                   /s/G. Wayne Hawk
John R. Cummings, Director            G. Wayne Hawk, Director



/s/Patrick J. Martin                  /s/Wayne E. Meyer
Patrick J. Martin, Director           Wayne E. Meyer, Director



/s/James D. Morgan                    /s/John J. Sciuto
James D. Morgan, Director             John J. Sciuto, Chairman,
                                      President, and Chief
                                      Executive Officer



/s/Henry P. Semmelhack
Henry P. Semmelhack,
Director