Form 10-Q
period 2000-06-30
COMPTEK RESEARCH INC/NY
filed 2000-08-11
CIK 720031

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC

                           FORM 10-Q


(Mark One)

[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________


                    Commission file number   1-8502


                         Comptek Research, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


       New York                               16-0959023
-----------------------------           ----------------------
(State or other jurisdiction 		           (I.R.S. Employee
of incorporation or organization)         Identification No.)


2732 Transit Road, Buffalo, New York          14224-2523
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
                                       Yes    X    No


         Class                       Outstanding at July  23, 2000
------------------------            -------------------------------
Common $.02 Par Value                         6,277,028


                     COMPTEK RESEARCH, INC.

                             INDEX




                                                           Page
PART I.     Financial Information                          Number

      Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
      June 30, 2000, and March 31, 2000                       3

      Consolidated Condensed Statements of Income
      Thirteen Weeks Ended June 30, 2000,
      and July 2, 1999                                        4

      Consolidated Condensed Statements of Cash Flows
      Thirteen Weeks Ended June 30, 2000,
      and July 2, 1999                                        5

      Consolidated Statement of Changes in Shareholders'
      EquityThirteen Weeks Ended June 30, 2000                6

      Notes to the Consolidated Condensed
      Financial Statements				                                7

      Independent Accountants' Review Report                 10

      Item  2.Management's Discussion and Analysis
      of Financial Condition and Results of Operations       11


PART II.    Other Information

      Item 6.   Exhibits and Reports on Form 8-K             15



             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands)


                                         June 30,     March 31,
                                           2000          2000
                                      -------------  -----------

                                       (Unaudited)
Assets
Current assets:
Cash and cash equivalents                   $ 1,367       $2,128
Receivables
                                             43,052       37,866
Inventories
                                              6,316        5,213
Other
                                              3,596        5,373
                                      -------------  -----------

     Total current assets 		                 54,331       50,580


Equipment and leasehold improvements,
net of accumulated depreciation and           7,422        7,099
amortization of $11,313 at June 30,
2000, and $10,313 at March 31, 2000

Goodwill                                     39,882       40,337

Other assets                                  5,229        5,146
                                      -------------  -----------


     Total assets                          $106,864     $103,162
                                          =========    =========

Liabilities and Shareholders' Equity

Current liabilities:

Current installments on long-term           $12,808      $12,959
debt

Accounts payable                              3,985        6,126

Accrued salaries and benefits                12,042       12,957

Other accrued expenses                        3,195        4,029

Customer advances                             8,421        8,278

Deferred income taxes                         1,666        1,612
                                      -------------  -----------

     Total current liabilities               42,117       45,961
                                      -------------  -----------


Deferred income taxes                         1,187        1,149

Long-term debt, excluding current
installments                                 31,761       26,058

Shareholders' equity:

Common stock                                    134          133

Additional paid-in capital                   26,293       26,035
Stock related awards and loans
                                               (95)        (153)
Retained earnings
                                              9,190        7,808
                                      -------------  -----------


                                             35,522       33,823

Less cost of treasury shares                (3,723)      (3,829)
                                      -------------  -----------

     Total shareholders' equity
     Total shareholders' equity              31,799       29,994
                                          =========     ========

See accompanying notes to consolidated condensed financial statements.


             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
            (In thousands, except per share amounts)


                                          Thirteen Weeks Ended
                                           June 30,   July 2,
                                             2000       1999
                                          ---------  ---------


Net sales                                   $34,453    $38,069

Operating costs and expenses:

  Cost of sales                              25,531     29,809

  Selling, general and administrative         5,054      4,989

  Research and development                      747        768
                                          ---------  ---------


Operating profit                              3,121      2,503


Interest expense, net                           818        930
                                          ---------  ---------

Income before income taxes                    2,303      1,573

Income taxes                                    921        538
                                          ---------  ---------

Net income                                   $1,382     $1,035
                                          ---------  ---------

Net income per share:
  Basic                                       $0.22      $0.20
                                            =======    =======
  Diluted                                     $0.20      $0.18
                                            =======    =======



See accompanying notes to consolidated condensed financial statements.


             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                         (In thousands)


                                               Thirteen Weeks Ended
                                               June 30     July 2,
                                                 2000         1999
                                               --------    --------


Operating Activities:

Net income                                       $1,382      $1,035

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                  1,355       1,260
   Deferred income taxes                             92          60
   Non-cash charges                                 (4)         141

Changes in assets and liabilities
providing (using) cash, excluding effects of acquisition:


      Receivables                               (5,186)     (7,297)
      Inventories                               (1,103)       (198)
      Other current assets                        1,780       (877)
      Accounts payable and accrued              (3,878)       (338)
        expenses
      Customer advances                             143       (987)
                                               --------    --------

Net cash (used in) operating activities         (5,419)     (7,201)


Investing Activities:

Expenditures for equipment and leasehold          (992)       (686)
  improvements

Software costs                                    (317)       (320)
Payment from officer for stock purchase             50          50

Proceeds from sale of assets                          -         23
                                               --------    --------

Net cash used by investing activities           (1,259)       (933)
                                               --------    --------


Financing Activities:

Net proceeds from revolving debt                  6,321       8,669
Repayment of long-term debt                       (769)        (990)
Repurchase of common stock                         (53)        (306)
Proceeds from sale of common stock held in          234           -
  treasury
Proceeds from issuance of common stock              184          33
                                               --------    --------


Net cash provided by financing activities         5,917       7,406
                                               --------    --------

Net decrease in cash and equivalents              (761)       (728)

Cash and cash equivalents at beginning of
  year                                            2,128       2,376
                                               --------    --------

Cash and cash equivalents at end of year         $1,367      $1,648
                                                =======     =======

See accompanying notes to consolidated condensed financial statements.


             COMPTEK RESEARCH, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                      SHAREHOLDERS' EQUITY

               Thirteen Weeks Ended June 30, 2000
                           (Unaudited)

                         (In thousands)

                                       Stock
                              Addi-   Related
                             tional    Awards
                     Common  Paid-In    and   Retained  Treasury
                      Stock  Capital   Loans   Earnings   Stock    Total
                      -------------------------------------------------

Balance at March 31,   $133  $26,035   $(153)   $7,808  $(3,829) $29,994
2000

Net income                -        -        -    1,382        -    1,382

Exercise of stock         1      183        -        -        -      184
options

Stock award               -        -        8        -        -        8

Sale of common stock      -       75        -        -      159      234

Repurchase of common
stock                     -        -        -        -     (53)      (53)

Payment from officer
for stock purchase        -        -       50        -        -       50
                      ---------------------------------------------------
Balance at June 30,    $134  $26,293    $(95)   $9,190  $(3,723)  $31,799
2000
                      ===================================================

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

     The  results of operations for the thirteen weeks ended June
     30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Net Income Per Share

     The following table reconciles the effect that potentially dilutive securities have on net income per share (amounts in thousands, except per share data):


                           Thirteen Weeks Ended

                           June 30,        July 2,
                             2000           1999
                          ----------     ----------

Basic Net Income Per
Share:

Net income                     $1,382         $1,035
                              =======       ========

Weighted average shares         6,236          5,094
outstanding                   =======       ========


Basic net income per            $0.22          $0.20
share                         =======       ========


Diluted Net Income Per
Share:

Net income                     $1,382         $1,035

After-tax equivalent of
  interest expense on
  8.5% convertible
  subordinated
  debentures                       64            198
                    			    ----------     ----------

Income for purposes of
  computing diluted net
  income per share             $1,446         $1,233
                              =======       ========


Weighted average shares
outstanding                     6,236          5,094

Incremental shares from
assumed conversions:

   Stock options                  420            164

   Convertible
    subordinated
    Debentures                    526          1,579
                           ----------     ----------


Weighted average shares
  outstanding for purposes
  of computing diluted
  net income per share          7,182          6,837
                             ========       ========
Diluted net income per
  share                         $0.20          $0.18
                             ========       ========

3. Inventories consist of (in thousands):


                                 June 30,        March 31,
                                   2000            2000
                                ---------       ----------

        Parts                      $3,882           $2,989

        Work-in-process             2,117            1,907

        Finished goods                317              317
                                ---------       ----------

           Total                   $6,316           $5,213
                                =========       ==========


4. During the thirteen weeks ended June 30, 2000, 3,400 common shares of the Company's stock were purchased and placed into Treasury stock. These shares were acquired pursuant to a stock repurchase plan approved by the Company's Board of Directors. Also, during the thirteen weeks, 20,159 common shares were issued from the Company's treasury shares. The total number of treasury shares as of June 30, 2000 was 453,351.

5. During the thirteen weeks ended June 30, 2000, the Company granted 20,000 options, at the closing market price on the date of grant, under its Equity Incentive Plans. The range of exercise prices for the granted options was $12.50 to $16.00. The Company did not grant any options under its Non-Employee Directors Stock Option Plan. A total of 683,193 options and 197,000 options are outstanding under the Equity Incentive Plans and the Non-Employee Directors Stock Option Plan, respectively, as of June 30, 2000.

6. Business Segment Information

                                     Thirteen Weeks Ended

                                     June 30,        July 2,
                                       2000           1999
                                    ----------      ---------

        Net Sales

           Simulation and              $12,724        $18,270
             Training

           Tactical Systems             11,793         10,581

           Engineering and
             Technical                   9,936          9,218
             Services               ----------      ---------

             Total Net Sales           $34,453        $38,069
                                    ==========      =========

        Operating Profit

           Simulation and               $1,283           $779
             Training

           Tactical Systems                983          1,058

           Engineering and
             Technical                     855            666
             Services               ----------      ---------

        Total Operating Profit          $3,121         $2,503

        Interest expense, net            (818)          (930)
                                    ----------      ---------


        Income before Income            $2,303         $1,573
          taxes                        ========      =========

7.   On June 12, 2000, the Company entered into an Agreement and
     Plan of Merger ("the Merger Agreement") with Northrop "Grumman Corporation ("Northrop") and Yavapai Acquisition Corporation ("Yavapai"), a wholly owned subsidiary of Northrop, providing for the merger of Yavapai with and into the Company (the "Merger"). Upon consummation of the Merger, (i) the Company will become a wholly owned subsidiary of Northrop, and (ii) each outstanding share of common stock of the Company will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock.

     The amount of Northrop common stock to be received by the Company's shareholders shall be determined by dividing $20.75 by the average closing price on the New York Stock Exchange for Northrop common stock during the 20 trading days ending two business days prior to the expiration of the exchange offer. In no event will the exchange ratio be more than .2804:1 or less than .2470:1. Should the average closing price of Northrop common stock fall below $74.00 per share during this 20-day period, the Company has the right to terminate the transaction, subject to Northrop's discretionary right to enhance the exchange ratio so that Company shareholders receive a minimum value of $20.75 per common share.

     Outstanding unvested options issued under the Company's 1992 Equity Incentive Plan, the 1998 Equity Incentive Stock Plan, and the Non-Employee Director Stock Option Plan immediately vest and become exercisable upon a change of control. In addition, the Company will pay certain key executives severance benefits on termination of employment following a change of control. The aggregate cost associated with these executives' severance benefits is approximately $2.4 million. The Company has also agreed to compensate these executives for one half of the taxable income resulting from exercise of stock options or from dispositions in connection with a change of control. In addition, the Company has agreed to reimburse these executives for excise tax, if any, that result from a change of control. The Company's obligation to these executives for tax consequences is not expected to exceed $4.0 million.

     The Company also has change of control severance agreements with certain other employees that are triggered upon change of control and termination of employment. The aggregate costs of such benefits are not currently determinable.

     Following the completion of the fiscal quarter ended June
     30, 2000, and the issuance of 20,159 shares to the participating employees, the Company's Employee Stock
     Purchase Plan was suspended.

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

             Independent Accountants' Review Report



The Board of Directors and Shareholders
Comptek Research, Inc.:


We have reviewed the consolidated condensed balance sheet of Comptek Research, Inc. and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income, changes in shareholders' equity, and cash flows for the thirteen-week periods ended June 30, 2000 and July 2, 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Comptek Research, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period then ended (not presented herein); and in our report dated May 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/ KPMG LLP
                                   KPMG LLP

Buffalo, New York
July 21, 2000



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

We conduct our operations as three business segments: Tactical Systems, EW Simulation and Training Systems ("Simulation and Training"), and Engineering and Technical Services ("Services"). We provide our products and services primarily through three types of contracts: fixed-price, cost-reimbursement, and time-and-materials. Fixed-price contracts require us to provide products and perform services at a stipulated price. Under cost-reimbursement contracts, we are reimbursed for all actual costs incurred in performing the contract, to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit. Time-and-materials contracts reimburse us for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the incurred cost of materials.

On June 12, 2000, Comptek entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corporation ("Yavapai"), a wholly owned subsidiary of Northrop, providing for the merger of Yavapai with and into the Company (the "Merger"). Upon consummation of the Merger, (i) Comptek will become a wholly owned subsidiary of Northrop, and (ii) each outstanding share of common stock of Comptek will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock. Additional information is available in note 7 of the notes to the condensed consolidated financial statements.

Contract backlog increased by 9.6% to $175.4 million at June 30, 2000, from $160.0 million March 31, 2000. This increase is due to the receipt of several awards in our Simulation and Training segment.

Results of Operations

Net Sales. Net sales decreased 9.5% to $34.5 million for the thirteen weeks ended June 30, 2000, from $38.1 million for the thirteen weeks ended July 2, 1999.

The Simulation and Training segment's net sales totaled $12.7 million for the first quarter ended June 30, 2000, compared with $18.3 million for the first quarter ended July 2, 1999,a decrease of 30.4%. This decrease is primarily due to the timing of work on the current portfolio of contracts and their requirements, specifically, material requirements during the period. In the prior year, during the first quarter, a significant amount of material was received under three large simulator contracts. Based on the recent increases in orders for this segment, sales are expected to increase in subsequent quarters.

The Tactical Systems segment's net sales increased to $11.8 million for the first quarter ended June 30, 2000, compared with $10.6 million for the first quarter ended July 2, 1999, an increase of 11.5%. This is the result of an increase in certain product sales for the current year as compared to the prior year as well as an overall increase in manpower to complete work under current contracts.

The Services segment reported net sales for the first quarter ended June 30, 2000 of $9.9 million, compared with $9.2 million for the first quarter ended July 2, 2000, an increase of 7.8%. This increase is associated with fluctuations in the timing of contract performance and the associated receipt of delivery orders under those contracts.

Gross Margin. Gross margin increased to $8.9 million for the thirteen weeks ended June 30, 2000 from $8.3 million for the same period in the prior year, representing an increase of 8.0%. Gross margin percentage increased to 25.9% in the current year compared to 21.7% in the prior year. Gross margin increased while sales decreased due to the completion of higher margined work in the current year. In addition, the Simulation and Training segment recognized an incremental margin of approximately $400,000 on one fixed-priced contract as certain development and test milestones were completed at lower than anticipated costs.

Selling, General, and Administrative (SG&A) Expenses. SG&A expenses rose to $5.1 million for the first quarter ended June 30, 2000 from $4.9 million for the first quarter ended July 2, 1999, representing an increase of 1.3%. Expenditures for the quarter remained relatively constant from the prior year. As a percentage of sales, SG&A increased primarily as a result of the reduced net sales levels for the current quarter.

Research and Development (R&D) Expenses. R&D expenses remained relatively constant at $747,000 for the first quarter ended June 30, 2000 compared with $768,000 for the first quarter ended July 2, 1999. R&D efforts in both periods were directed primarily at enhancing and maintaining existing products and systems. R&D efforts are concentrated mainly in the Tactical Systems and Simulation and Training segments.

Operating Profit. Operating profit rose to $3.1 million for the first quarter ended June 30, 2000 from $2.5 million for the first quarter ended July 2, 1999, representing an increase of 24.7%. As a percentage of sales, operating profit rose to 9.1% in the current year from 6.6% in the prior year.

The Simulation and Training segment's operating profits increased to $1.3 million for the first quarter ended June 30, 2000 from $779,000 for the first quarter ended July 2, 1999, representing an increase of 64.7%. This increase resulted primarily from incremental margin of approximately $400,000 on a fixed-price contract as development and test milestones were completed at lower-than-anticipated costs. Also during the prior fiscal year's third quarter, manpower and expenditure reductions were implemented. These operating improvements were permanent changes in the business and positively impacted the current year's first quarter results, when compared with prior year first quarter.

The Tactical Systems segment's operating profits totaled $983,000 for the first quarter ended June 30, 2000 compared with $1.1 million for the first quarter ended July 2, 1999, representing a decrease of 7.1%. In the prior year, this segment had higher margined product sales which did not occur in the current year. For the remainder of fiscal 2001, operating profits for this segment are anticipated to be higher than that in the prior year.

The Services segment's operating profits amounted to $855,000 for the first quarter ended June 30, 2000 compared with $666,000 for the first quarter ended July 2, 1999, representing an increase of 28.4%. These increases resulted primarily from mix of work in the current quarter when compared to the prior year. The Services segment experienced increased work on higher-margin contracts.

Interest Expense. Interest expense decreased to $818,000 in the first quarter ended June 30, 2000 from $930,000 for the first quarter ended July 2, 1999, a decrease of 12.0%. We experienced a decrease in interest expense primarily due to the conversion of $10.0 million of our convertible subordinated debentures into Comptek's common stock during the third and fourth quarter of Fiscal 2000.

Income Taxes. Income taxes increased to $921,000 for the first quarter ended June 30, 2000 from $538,000 for the first quarter ended July 2, 1999, representing an increase of 71.2%. The overall effective tax rate for the current year first quarter was a rate of 40.0% compared with a rate of 34.2% for the first quarter ended July 2, 1999. In the prior year we received a state tax refund for $75,000 which was recorded as part of the provision for income taxes during the first quarter.

Net Income. Net income rose to $1.4 million, or $0.20 per diluted share, for the first quarter ended June 30, 2000 from $1.0 million, or $0.18 per diluted share, for the first quarter ended
July 2, 1999, representing an increase of 33.5%.

Liquidity and Capital Resources

Cash required from operating activities for the first quarter ended June 30, 2000, was $5.4 million. In the prior year first quarter ended July 2, 1999, operations required cash of $7.2 million. Operations required working capital, net of the effects of acquisitions, of $8.2 million in the current year compared with 9.7 million in the prior year. Current quarter requirements were the result of increases in receivables of $5.2 million and reductions in payables and accrued expenses of $3.9 million. These requirements were the result of the timing of cash receipts on certain programs and vendor payments at the quarter close.
The Company also purchased $992,000 of capital equipment and invested $317,000 in software costs.

Operating and investing activities were funded by our existing credit facility. We have a current available capacity of $36.5 million. At June 30, 2000, the revolving credit note had an outstanding balance of $14.1 million. Furthermore, commitments under letters of credit reducing availability under the revolving credit agreement amounted to $12.5 million.

We are reviewing our current requirements for working capital, capital expenditure demands, stock repurchases, and repayment of long-term debt with a view to ensuring that cash flow from operations and the available borrowing capacity are sufficient to cover these requirements for the next fiscal year. We anticipate that some modification, specifically, an increase in borrowing capacity under the current credit facility will be required, primarily because of the $10.0 million in subordinated notes due March 26, 2001, and letter-of-credit requirements.

Impact of Year 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000-ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, Comptek experienced no significant disruptions in mission-critical information technology or non-information technology systems and believes those systems to have responded successfully to the Year 2000 date change. We know of no material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission-critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Forward-Looking Information and Cautionary Statement

The Management's Discussion and Analysis, contains forward-looking statements about Comptek's plans and management's expectations, including Comptek's role in the defense industry and our views on the growth prospects for Comptek. These forward-looking statements are subject to risks and uncertainties. Plans may also change based upon changing business conditions. The reader is cautioned that such risks and uncertainties could cause actual future results to differ materially from those inferred by the forward-looking statements. Since Comptek's primary customer group is the U.S. Government (90% of revenues for 2000 are attributable to DoD prime and subcontracts), future results could be materially affected by: the Government's redirection, contract modification or termination, or similar actions, to stop or delay contract performance; Government budgetary actions; or contracting and payment practices of current and future customers. Some additional uncertainties, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of Comptek to attract and retain highly skilled technical and professional employees; the availability of capital; the ability to expand sales in international markets; and the ability to complete future acquisitions without adversely affecting Comptek's financial condition. Comptek may also be adversely affected by changes in domestic and international economic conditions, technological developments, and intense competition. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature but which may nevertheless impact Comptek's future operations and results.


                  PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits:

          2.1 Agreement and Plan of Merger among Northrop Grumman Corporation, Yavapai Acquisition Corp. and Comptek Research, Inc.
                dated as of June 12, 2000. (Exhibit annexed to the Company's Form 8-K filed June 22, 2000)

          4.2   Amendment to Rights Agreement between
                Comptek Research, Inc. and American Stock Transfer & Trust Company. (Exhibit annexed to the
                Company's Form 8-K filed June 22, 2000.)

          10.3 Resolutions regarding Loan Agreement between Comptek Federal Systems, Inc. (wholly-owned subsidiary of the Registrant) and John J. Sciuto.

          10.3a Employment letter between Registrant and Chris Boehm.

          10.5  Amendment to M&T Bank Revolving Credit
                and Term Loan Facilities to Comptek Research, Inc.

          15    Letter Regarding Unaudited Interim Financial
                Information.

          27    Financial Data Schedule.


(b)       Reports on Form 8-K:

          Form 8-K reporting date was June 12, 2000.

          Item Reported:

          Item 5. Other Events. On June 12, 2000, Comptek Research, Inc., ("Comptek") entered into an Agreement and Plan of Merger with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corp., a wholly owned subsidiary of Northrop.

          Form 8-K reporting date was June 22, 2000.

          Items Reported:

          Item 5. Other Events. On June 12, 2000, Comptek Research, Inc. (the "Company") entered into an Agreement and Plan of Merger, dated as of June 12, 2000 (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop") and Yavapai Acquisition Corp., a wholly owned subsidiary of Northrop (the "Merger Sub"), providing for the merger of Merger Sub with and into the Company (the "merger"). Upon consummation of the Merger (i) the Company will become a wholly owned subsidiary of Northrop and (ii) each outstanding share of common stock of the Company will be converted into common stock of Northrop and the right to receive cash in lieu of fractional shares of Northrop common stock.

          Item 7.   Financial Statements, Pro Forma Financial
          Information and Exhibits.

          99.1 Amendment to Rights Agreement between Comptek Research, Inc. and American Stock Transfer & Trust Company.

          99.2 Agreement and Plan of Merger among Northrop Grumman
               Corporation, Yavapai Acquisition Corp. and Comptek Research, Inc. dated as of June 12, 2000.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMPTEK RESEARCH, INC.



Date:  August  10, 2000                 By:   /s/ John J. Sciuto
                                             John J. Sciuto
                                             Chairman, President and
                                   					     Chief Executive Officer



Date:  August  10, 2000                By:  /s/ Laura L. Benedetti
                                            Laura L. Benedetti
                                            Chief Financial Officer, Vice
                                   					    President of Finance and Treasurer


                       INDEX TO EXHIBITS
                         - - - - - - -

Exhibit              Description of Exhibit               Page
  No.                                                     No.
-------------------------------------------------------------------
  2.1     Agreement and Plan of Merger among Northrop      n/a
          Grumman corporation, Yavapai Acquisition
          Corp. and Comptek Research, Inc. dated as of June 12, 2000. (Exhibit annexed to the Company's Form 8-K filed June 22, 2000.)

  4.2     Amendment to Rights Agreement between            n/a
          Comptek Research, Inc. and American Stock
          Transfer & Trust Company. (Exhibit annexed to the Company's Form 8-K filed June 22,
          2000.)

 10.3     Resolutions regarding Loan Agreement              19
          between Comptek Federal Systems, Inc.
          (wholly-owned subsidiary of the Registrant) and John J. Sciuto.

 10.3a    Employment letter between Registrant and          21
       	  Chris Boehm

 10.5     Amendment to M&T Bank Revolving Credit and        24
          Term Loan Facilities to Comptek Research,
          Inc.

  15      Letter Regarding Unaudited Interim                33
          Financial Information.

  27      Financial Data Schedule                           34






                          Exhibit 10.3

          Resolutions Regarding Loan Agreement between
                  Comptek Federal Systems, Inc.
          (a wholly-owned subsidiary of the Registrant)
                       and John J. Sciuto



The following resolutions were adopted at a special meeting of the Board of Directors of Comptek Research, Inc., held on June
12, 2000 regarding payments to John J. Sciuto:

     RESOLVED, that in connection with the consummation of the Offer, the Corporation shall pay to John J. Sciuto within five days of such date an amount equal to the current outstanding balance of the loans provided by Comptek Federal Systems, Inc. to John J. Sciuto represented by four promissory notes made by John
J. Sciuto dated July 9, 1996, February 3, 1999, February 3, 1999 and March 24, 1999, having an outstanding principal balance of $129,325, plus an additional $64,662.50 as a tax gross-up payment.





                          Exhibit 10.3a

      Employment letter between Registrant and Chris Boehm




April 25, 2000

Mr. Christopher A. Boehm
4217 Kincaid Court
Chantilly, VA   20151

Dear Chris:

I am pleased to offer you the position of President of Comptek Federal Systems, Inc. reporting directly to me and working closely with Comptek's senior management. As we have discussed, CFS is an operating subsidiary of Comptek Research, Inc. with annual sales of approximately $42 million, representing approximately 30% of Comptek's total sales. Your starting salary will be $7,884.96 biweekly, which if annualized is $205,008.96.

In this capacity, you will be responsible for directing business operations of CFS with full profit and loss responsibility. You will be headquartered in the CFS Arlington, Virginia facility that is located at: Two Crystal Park, 2121 Crystal Drive.

As part of your total compensation, our offer to you also includes the following:

1.   You will be a member of Comptek's Incentive Compensation
  Plan at a $50,000 yearly bonus level for fiscal 2001. Payment of the bonus is dependent on our achieving our fiscal 2001 earnings target. I can review with you the details of this plan.

2. Stock options to purchase up to 25,000 shares of Comptek common stock at the closing price on your date of hire. The options will vest over a three-year period, at the rate of one-third of the total amount per year, and are valid for a period of ten years provided you are employed by Comptek at the time of exercise. Because our stock option plan reserve is nearly exhausted, we intend to add new shares at the 2000 Annual Meeting of Shareholders. This grant to you, therefore, is contingent on the shareholders approving the addition of shares to the plan reserve. While this is a legal requirement we cannot avoid, I do not anticipate any problem in obtaining the necessary approval.

Enclosed is a copy of our stock option plan and form of agreement. We can review the details of the stock option plan at your convenience. To the extent possible, these options will be designated as "incentive stock options," which typically is more advantageous to the employee. Under current tax law ISO grants are limited to $100,000 of value per year.

3. As a full-time employee of Comptek, you will be eligible to participate in our flexible benefits program. With Flex Plan, you will receive core benefits of life and accidental death and dismemberment insurance, sick days, short-term disability benefits, holidays, and vacation. In addition, you will receive flex credits to use in sharing the cost of other benefits selected, such as medical and dental insurance, additional life, dependent life and personal accidental insurance and long-term disability insurance. A 401(k) Retirement Savings Plan and
  Section 125 Reimbursement Accounts are available to you for tax savings. You will also be eligible to participate in the Employee Stock Purchase Plan, which allows you to purchase Comptek common stock directly from Comptek Research at a discounted rate.

We also have an Employee Assistance Program, should you wish to avail yourself or a household member of the plan benefits.

4. On starting employment with CFS, you will receive a cash payment of $20,000 (less applicable tax withholdings) and an additional $20,000 (less applicable tax withholdings) on July 1, 2000. If you elect to voluntarily leave CFS' employ prior to March 31, 2001, you will be required to repay $40,000 to CFS.

5. All employees become eligible to take vacation following six months of employment. In your particular case, you will accrue vacation on a monthly basis at the rate of 13.33 hours. The equivalent annual amount is 160 hours or four weeks per year.

Comptek Research's aggregate annual sales for our fiscal year completed March 31, 2000, were just under $150 million. Our common stock is currently publicly traded on the American Stock Exchange with a market capitalization of approximately $90 million. We are striving to create a $300 to $500 million-per-year highly specialized nice market leader with substantial market prominence and presence. In your new position, you will have the opportunity to significantly affect the shaping of our operations as we move into the next phase of our development.

As president of one of Comptek's principal business units you will be considered an executive officer of Comptek Research and will be indemnified by Comptek to the full extent allowed by New York law for your good faith actions on behalf of Comptek. A copy of our form of indemnification agreement is enclosed.

We anticipate your start date to be on Monday, May 15, 2000, depending on your confirmation of an appropriate availability date. Offers of employment are made contingent on the receipt and maintenance of a required security clearance. To obtain this clearance you will need to bring a certified copy of your birth certificate on your first day of employment or a copy of your DD214. To indicate your acceptance of this offer, please sign and return the enclosed copy of this letter.

In addition, Donna Taylor, our Human Resources Administrator,
(716-677-0023, ext. 524) is available to you to review health and welfare plan specifics.

Chris, we all look forward to having you join the team at Comptek. It's our believe that you will contribute to the growth and success of the company, while growing professionally and personally. If you have any questions regarding this offer, please do not hesitate to call me.

Sincerely,

/s/John J. Sciuto
John J. Sciuto
Chairman, President
and CEO

JJS:bb:052
Enc.


/s/Chris Boehm                         5/1/2000
--------------------------------------------------------
Accepted                                 Date












                          Exhibit 10.5

           Amendment to M&T Bank Revolving Credit and
         Term Loan Facilities to Comptek Research, Inc.
                       AMENDMENT AGREEMENT



          This Amendment Agreement is made this 31st day of May

2000 between Manufacturers and Traders Trust Company, a New York banking organization having its chief executive office at One M&T

Plaza, Buffalo, New York 14240, (the "Bank") and Comptek

Research, Inc., a New York business corporation having its chief executive office at 2732 Transit Road, Buffalo, New York 14224,

(the "Borrower").



          WHEREAS, the Bank and the Borrower previously entered

into a Corporate Revolving and Term Loan Agreement dated March

24, 1999 (the "Loan Agreement"); and



          WHEREAS, the Bank and the Borrower now desire to amend

certain provisions of the Loan Agreement;



          NOW, THEREFORE, effective on the date of this Amendment

Agreement, the Bank and the Borrower agree that:



          1.   Section 1rr of the Loan Agreement is amended to

read as follows:

                    rr.  Revolving Loan Maturity Date.  The
               "Revolving Loan Maturity Date" means (i) June 30, 2001 or (ii) any subsequent June 30 to which the date on which the Borrower is required to repay the aggregate outstanding principal amounts of all Revolving Loans is extended by the Bank pursuant to Section 2k of this Agreement.


          2.   Section 1ww of the Loan Agreement is amended to

read as follows:

                    ww.  Term Loan I.  "Term Loan I" means
               collectively (i) the loan in the original principal amount of $13,750,000 made by the Bank to the Borrower on March 24, 1999 pursuant to Section 3a of this Agreement as such Section 3a existed on such date and (ii) the Additional Term Loan I Advance.


          3.   There is added to the Loan Agreement after Section

1yy thereof a new Section 1zz to read as follows:

                    zz.  Additional Term Loan I Advance.
               "Additional Term Loan I Advance" means the loan by the Bank to the Borrower pursuant to
               Section 3A of this Agreement.


          4.   The second sentence of Section 2a of the Loan

Agreement is amended to read as follows:

                    The principal amount of each Revolving
               Loan shall be an integral multiple of
               $10,000, and the Borrower shall not at any time permit (i) the aggregate outstanding principal amounts of all Revolving Loans to exceed $30,000,000 minus the total of (A) the aggregate face amounts of all letters of credit issued for the account of any Related Entity by the Bank and outstanding at such time and (B) the aggregate amounts of all draws under any letter of credit issued for the account of any Related Entity by the Bank for which the Bank has not been reimbursed at such time, (ii) the aggregate outstanding principal amounts of all Revolving Loans any portion of the proceeds of which is to be used for working capital of the Borrower or any loan or advance by the Borrower to any other Related Entity to be used for working capital of such other Related Entity to exceed $22,000,000 or (iii) the total at such time of the amounts referred to in clauses
               (i)(A) and (B) of this sentence to exceed
               $12,000,000.


          5. Section 3c of the Loan Agreement is amended to read as follows:

                    c.   Repayment.  The Borrower shall
               repay the outstanding principal amount of Term Loan I on June 1, 2000 to the Bank in 60 installments, with the first of such installments to become due on June 1, 2000 and one of such installments to become due on the first day of each succeeding calendar month through May 1, 2005, when the Borrower shall repay the outstanding principal amount of Term Loan I to the Bank and pay to the Bank all interest payable pursuant to this Agreement in connection with Term Loan I and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with Term Loan I and remaining unpaid. Each of the first 59 of such installments shall be $144,531.25, and the last of such installments shall be $5,347,656.25.


          6.   There is added to the Loan Agreement after Section

3 thereof a new Section 3A:

                    3A.  ADDITIONAL TERM LOAN I ADVANCE.
               Upon and subject to each term and condition of this Agreement, the Borrower shall obtain the Additional Term Loan I Advance from the
               Bank, and the Bank shall make the Additional
               Term Loan I Advance to the Borrower. The principal amount of the Additional Term Loan
               I Advance shall be $1,875,000.


          7.   The reference to $27,000,000 in the second

sentence of Section 4a of the Loan Agreement is changed to

$30,000,000.



          8.   The Loan Agreement is changed by this Amendment

Agreement only to the extent that it is specifically amended by this Amendment Agreement, and, as so amended, the Loan Agreement shall remain in full force and effect.  Effective on the date of this Amendment Agreement, (a) references in the Loan Agreement to

"this Agreement" shall be deemed to be references to the Loan

Agreement as amended by this Amendment Agreement, (b) the

Revolving Loan Note referred to in clause (i) of Section 5d of the Loan Agreement shall be deemed to be the Revolving Loan Note referred to in Section 8a of this Amendment Agreement, and (c)

the Term Loan I Note referred to in clause (ii) of Section 5d of the Loan Agreement shall be deemed to be the Term Loan I Note referred to in Section 8b of this Amendment Agreement.



          9.   The effectiveness of this Amendment Agreement

shall be contingent upon the receipt by the Bank, upon the

execution and delivery to the Bank of this Amendment Agreement by the Borrower, of the following, in form and substance

satisfactory to the Bank:



          a.   A Revolving Loan Note in the maximum principal

amount of $30,000,000, appropriately completed and duly executed by the Borrower, in replacement of and in substitution for, but not in payment of, a Revolving Loan Note, dated March 24, 1999,

in the original principal amount of $27,000,000 issued by the

Borrower to the Bank;



          b.   A Term Loan I Note in the principal amount of

$13,875,000, appropriately completed and duly executed by the

Borrower, in replacement of and in substitution for, but not in payment of, a Term Loan I Note, dated March 24, 1999, in the principal amount of $13,750,000 issued by the Borrower to the

Bank;



          c.   A Ratification of Continuing, Absolute and

Unconditional Guaranty Agreements, appropriately completed and duly executed by (i) Comptek Federal Systems, Inc., a New York business corporation, ("Comptek Federal"), (ii) Comptek Amherst

Systems, Inc., a New York business corporation, ("Comptek

Amherst"), (iii) Comptek Research International Corp., a New York

business corporation, ("Comptek International"), (iv) Comptek

Research, Ltd., a Virgin Islands business corporation, ("Comptek

Limited"), (v)  PRB Associates, Inc., a Maryland business

corporation, ("PRB") and (vi) DeVoe and Matthews, L.C., a Florida

limited liability company, ("DeVoe");



          d.   A Ratification of Security Agreements,

appropriately completed and duly executed by the (i) Borrower,

(ii) Comptek Federal, (iii) Comptek Amherst, (iv) Comptek

International, (v) Comptek Limited, (vi) PRB and (vii) DeVoe;



          e.   A Ratification of Copyright Security Agreement,

appropriately completed and duly executed by Comptek Federal;



          f.   A Ratification of an Assignment of

Representations, Warranties, Covenants and Indemnities,

appropriately completed and duly executed by the Borrower;



          g.   An opinion of Christopher A. Head, internal

counsel to the Borrower;



          h.   A copy of the articles of incorporation and by-

laws of the Borrower certified by its Secretary to be complete and accurate;



          i.   Evidence of the taking and the continuation in

full force and effect on the date of this Amendment Agreement of each corporate or other action of the Borrower and each other

Person (as such term is defined in the Loan Agreement) necessary to authorize the execution, delivery to the Bank and performance of this Amendment Agreement and each instrument, agreement and other writing contemplated to be executed and delivered to the

Bank in connection with this Amendment Agreement;



          j.   Payment by the Borrower to the Bank of a fee in

the amount of $30,000; and



          k.   Payment by the Borrower to the Bank of a fee in

the amount of $18,750.




          IN WITNESS WHEREOF, the Bank and the Borrower have

caused this Amendment Agreement to be duly executed on the date shown at the beginning of this Amendment Agreement.



                    MANUFACTURERS AND TRADERS TRUST COMPANY



                    By   /s/Mark E. Hoffman                 VP
                        ----------------------------------------
                                                							  Title


                    COMPTEK RESEARCH, INC.



                    By   /s/John J. Sciuto            President
                      			----------------------------------------
                                                 							  Title


                         ACKNOWLEDGMENTS


STATE OF NEW YORK   )
                    : SS.
COUNTY OF ERIE      )


     On the 31st day of May in the year 2000, before me, the

undersigned, a Notary Public in and for said State, personally appeared John J. Sciuto personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s)

whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/

their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.



                              /s/Christopher A. Head
                              Notary Public

                              Christopher A. Head
                              Notary Public, State of New York
                              Qualified in Erie County
                              My Commission Expires 4/30/2002






STATE OF NEW YORK   )
                    : SS.
COUNTY OF ERIE      )


     On the 3 day of July in the year 2000, before me, the

undersigned, a Notary Public in and for said State, personally appeared Mark E. Hoffman personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s)

whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/

their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.



                              /s/Barbara V. Rackley
                              Notary Public

                              Barbara V. Rackley No. 01RA4656559
                              Notary Public, State of New York
                              Qualified in Erie County
                              My Commission Expires June 30, 2001



BFLODOCS:284811_5 (63RF05)



Exhibit 15


The Board of Directors
Comptek Research, Inc.
Buffalo, New York

Gentlemen:

Registration Statement Nos. 33-54170, 33-82536, 333-62753 and 333-
86333

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated
July 21, 2000, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.



/s/KPMG LLP
KPMG LLP



Buffalo, New York
August 10, 2000